Form 10-Q
period 2000-03-31
AVANEX CORP
filed 2000-05-15
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-29175

AVANEX CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	94-3285348
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

40919 Encyclopedia Circle
Fremont, California    94538
(Address of Principal Executive Offices including Zip Code)

(510) 897-4188
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [nbsp; ] nbsp;  No [X]

    There were 64,189,305 shares of the Company's Common Stock, par value $.001, outstanding on May 1, 2000.

AVANEX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unauditd):

  Condensed Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999

  Condensed Consolidated Statements of Operations for the Three and Nine Months ended March 31, 2000 and 1999

  Condensed Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2000 and 1999

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 4: Submission of Matters to a Vote of Security Holders

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

                                                          March 31,      June 30,
                                                            2000          1999
                                                       ------------  ------------

                          ASSETS
Current assets:
  Cash and cash equivalents...........................      $4,784        $1,756
  Short-term investments..............................     193,317         1,968
  Accounts receivable, net............................       4,034           272
  Inventories.........................................       5,871           626
  Employee receivables and other current assets.......       3,480           468
                                                       ------------  ------------
    Total current assets..............................     211,486         5,090
Property and equipment, net...........................      10,437         1,671
Long-term investments.................................      48,628           --
Other assets..........................................       1,619            55
                                                       ------------  ------------
        Total assets..................................    $272,170        $6,816
                                                       ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings...............................      $1,713          $735
  Accounts payable....................................       5,050           990
  Accrued compensation and related expenses...........       1,642           242
  Warranty provison...................................         964            51
  Other accrued expenses..............................       1,997           207
  Deferred revenue....................................         437           --
  Current portion of capital lease obligations........         755           205
                                                       ------------  ------------
    Total current liabilities.........................      12,558         2,430

Capital lease obligations.............................       2,275           563

Commitments

Redeemable convertible preferred stock................         --         10,357

Common stockholders' equity (deficit):
  Common stock........................................          64            18
  Additional paid-in capital..........................     387,616        14,483
  Notes receivable from stockholders..................      (5,173)         (326)
  Deferred compensation...............................     (45,810)      (10,351)
  Accumulated deficit.................................     (79,360)      (10,358)
                                                       ------------  ------------
    Total common stockholders' equity (deficit).......     257,337        (6,534)
                                                       ------------  ------------
        Total liabilities and stockholders' equity
          (deficit)...................................    $272,170        $6,816
                                                       ============  ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

                                 Three Months Ended        Nine Months Ended
                                     March 31,                 March 31,
                              ------------------------- -------------------------
                                 2000         1999         2000         1999
                              ------------ ------------ ------------ ------------
Net revenue..................     $10,505     $   --        $21,421     $   --
Cost of revenue..............       6,781         --         14,975         --
                              ------------ ------------ ------------ ------------
Gross profit.................       3,724         --          6,446         --

Operating expenses:
  Research and development...       5,018        1,432        8,006        2,859
  Sales and marketing........       2,054          203        3,730          468
  General and administrative.       1,482          150        3,611          394
  Stock compensation.........       8,585          746       24,282        1,419
                              ------------ ------------ ------------ ------------
    Total operating expenses.      17,139        2,531       39,629        5,140
                              ------------ ------------ ------------ ------------
Loss from operations.........     (13,415)      (2,531)     (33,183)      (5,140)
Interest income..............       2,123           89        2,362          119
Interest expense.............        (173)         (68)        (438)         (96)
                              ------------ ------------ ------------ ------------
Net loss.....................     (11,465)      (2,510)     (31,259)      (5,117)
Stock accretion..............     (17,692)        --        (37,743)        --
                              ------------ ------------ ------------ ------------
Net loss attributable to
  common stockholders........    ($29,157)     ($2,510)    ($69,002)     ($5,117)
                              ============ ============ ============ ============
Basic and diluted net loss
  per common share...........      ($0.85)      ($1.13)      ($4.45)      ($4.42)
                              ============ ============ ============ ============
Weighted-average shares
  used in computing basic
  and diluted net loss per
  common share...............      34,129        2,215       15,503        1,158
                              ============ ============ ============ ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                             Nine Months Ended
                                                                March 31,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------
OPERATING ACTIVITIES
Net loss.................................................  ($31,259)    ($5,117)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization..........................     1,435         260
  Stock compensation expense.............................    24,282       1,419
  Amortization of noncash deferred financing costs.......       118          --
  Changes in operating assets and liabilities:
    Accounts receivable..................................    (3,762)        (33)
    Inventories..........................................    (5,245)       (565)
    Employee receivables and other current assets........    (3,012)        (48)
    Other assets.........................................    (1,564)        (34)
    Accounts payable.....................................     4,060         517
    Accured liabilities and deferred revenue.............     4,540         150
                                                          ----------  ----------
      Net cash used in operating activities..............   (10,407)     (3,451)
                                                          ----------  ----------
INVESTING ACTIVITIES
Purchases of investments, net............................  (239,977)     (5,946)
Purchases of property and equipment......................    (8,985)       (230)
                                                          ----------  ----------
      Net cash used for investing activities.............  (248,962)     (6,176)
                                                          ----------  ----------
FINANCING ACTIVITIES
Payments on debt and capital lease obligations...........    (1,622)        (47)
Proceeds from short-term and long-term debt..............     3,646         450
Net proceeds from issuance of common stock...............   240,348          16
Repurchases of common stock..............................        (2)         --
Net proceeds from issuance of preferred stock............    20,027       6,815
                                                          ----------  ----------
      Net cash provided by financing activities..........   262,397       7,234
                                                          ----------  ----------
Net increase (decrease) in cash and cash
  equivalents............................................     3,028      (2,393)
Cash and cash equivalents at beginning of period.........     1,756       2,874
                                                          ----------  ----------
Cash and cash equivalents at end of period...............    $4,784        $481
                                                          ==========  ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases..................    $1,216        $761
                                                          ==========  ==========

Conversion of preferred stock to common stock ...........   $30,408          --
                                                          ==========  ==========

Common stock issued for notes receivable.................    $4,881        $342
                                                          ==========  ==========

Stock accretion..........................................   $37,743          --
                                                          ==========  ==========
Warrants issued in connection with securing a line
  of credit..............................................      $118          --
                                                          ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid.............................................     $310         $81
                                                          ==========  ==========

See accompanying notes.

AVANEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2000, and for the three and nine month periods ended March 31, 2000, and March 31, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively "Avanex" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2000 and the operating results and cash flows for the three and nine months ended March 31, 2000 and 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended June 30, 1999 and the six months ended December 31, 1999 included in our Registration Statement on Form S-1 declared effective by the Securities Exchange Commission on February 3, 2000.

The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2000.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                            March 31,     June 30,
                                              2000         1999
                                         ------------ ------------
Raw materials...........................      $3,527         $364
Work-in-process.........................       2,204          219
Finished goods..........................         140           43
                                         ------------ ------------
                                              $5,871         $626
                                         ============ ============

3. Net Loss per Common Share

Basic and diluted net loss per common share is presented in conformity with the Financial Accounting Standards Board's (FASB's) Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period less the weighted-average number of shares of common stock that are subject to repurchase. All redeemable convertible preferred stock, warrants for common stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per common share, as their inclusion would be antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                 Three Months Ended        Nine Months Ended
                                     March 31,                 March 31,
                              ------------------------- -------------------------
                                 2000         1999         2000         1999
                              ------------ ------------ ------------ ------------
Net loss attributable to
 common stockholders..........   ($29,157)     ($2,510)    ($69,002)     ($5,117)
                              ============ ============ ============ ============
Basic and diluted:
  Weighted-average shares
     of common stock
     outstanding..............     47,384       12,955       28,523       12,205
  Less: weighted-average
     shares subject to
     repurchase...............    (13,255)     (10,740)     (13,020)     (11,047)
                              ------------ ------------ ------------ ------------
Weighted-average shares
  used in computing basic
  and diluted net loss
  per common share............     34,129        2,215       15,503        1,158
                              ============ ============ ============ ============
Basic and diluted net
  loss per common
  share.......................     ($0.85)      ($1.13)      ($4.45)      ($4.42)
                              ============ ============ ============ ============

4. Segment Information

The Company has adopted the FASB's Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in one segment, to manufacture and market photonic processors.

5. Initial Public Offering

On February 9, 2000, the Company completed its initial public offering in which it sold 6,900,000 shares of Common Stock, including 900,000 shares in connection with the exercise of the underwriters' over-allotment option, at $36.00 per share. Concurrently with the completion of the offering, the Company sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of MCI WorldCom, Inc., an aggregate of 769,230 shares of our common stock for $13.00 per share.

Upon the closing of the offering, all the Company's outstanding preferred stock automatically converted into an aggregate of 35,019,134 shares of Common Stock. After the offering, the Company's authorized capital consisted of 300,000,000 shares of Common Stock, of which 64,186,491 shares were outstanding as of March 31, 2000, and 10,000,000 shares of preferred stock, none of which was issued or outstanding as of March 31, 2000.

6. Effect of New Accounting Statements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will be effective for the Company's fiscal year ending June 30, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not evaluated the impact of FAS 133; however, it believes the adoption of FAS 133 will not have a material effect on its consolidated financial position, results of operations, or cash flows as the Company has not entered into any derivative contracts.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective July 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the factors set forth in "Risk Factors," which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward- looking statements. Avanex Corporation undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on February 3, 2000 (File No. 333-92097).

OVERVIEW

Avanex designs, manufactures and markets fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We were founded in October 1997, and through April 1999, we were primarily engaged in research and development activities and in hiring additional employees. A substantial portion of our operating expenses during this period were related to the design and development of our photonic processors and the testing of prototype designs. We began making volume shipments of our initial product during the quarter ended October 1, 1999.

The revenues currently recognized are derived from sales of two products, PowerFilter and PowerMux. We commenced shipments of our PowerFilter in April 1999. To date, we have generated most of our product revenues from sales of PowerFilter to a limited number of customers. While we are diversifying our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

Our future success depends on our ability to anticipate market needs and develop products that address those needs. Any failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will substantially decrease market acceptance and sales of our products. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. In particular we anticipate that our PowerMux product, which incorporates our PowerFilter product and additional functionality, will replace our PowerFilter product in most applications. We must continue to develop state-of-the-art products and introduce them in the commercial market quickly in order to be successful. If the development of any future products takes longer than we anticipate, or if we are unable to develop and introduce these products to the commercial market, our revenues could suffer and we will not gain market share. Even if we are able to develop and commercially introduce new products and enhancements, we cannot assure you that the new products or enhancements will achieve widespread market acceptance. Any failure of our future products to achieve market acceptance could significantly harm our business.

We currently purchase several key components used in our products from single or limited sources of supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI Sumitomo Corporation of America, Casix, Inc. and Browave Corporation. These key components include filters, lenses and specialty glass. Recent acquisitions of suppliers in these areas by our competitors have resulted in fewer sources of supply. We may face difficulties in obtaining the necessary components for our products at a reasonable price if the trend towards consolidation of our suppliers continues. A shortage of components would harm our ability to increase our production capacity and to meet expected increases in demand for our products.

New products also often initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Assuming fixed product prices, small variations in manufacturing yields may have a significant impact on gross margins.

In the quarter ended March 31, 2000, we have taken steps to increase our manufacturing capacity. These steps include adding approximately 91,000 square feet of additional manufacturing and office space at our headquarters in Fremont, California, increasing automation of the manufacturing process and increasing our staff, so that as of March 31, 2000 we had 412 employees. As demand for our products increases, we will continue to need to increase our manufacturing capacity and number of employees.

The market for photonic processors is new and evolving and the volume and timing of orders are difficult to predict. A customer's decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Long sales and implementation cycles for our products, as well as the practice of customers in the communications industry of sporadically placing large orders with short lead times, may cause our revenues, gross margins and operating results to vary significantly and unexpectedly from quarter to quarter.

RESULTS OF OPERATIONS

NET REVENUE

The quarter ended June 30, 1999 was the Company's first quarter of revenue. Net revenue was $10.5 million for the three months ended March 31, 2000 and $21.4 million for the nine months ended March 31, 2000 (none for the corresponding periods in the preceding fiscal year). One customer, MCI WorldCom, Inc. (MCI), accounted for approximately 90% of net revenue in the three months ended March 31, 2000, and MCI accounted for approximately 89% of net revenue in the nine months ended March 31, 2000.

We currently derive our revenues primarily from the sale of two products, PowerFilter and PowerMux. To date, we have generated most of our revenues from sales of PowerFilter. We expect that in the future PowerFilter will account for a lower percentage of net revenues as we gain increased revenues from our other new and existing products, including PowerMux.

COST OF REVENUE

Cost of revenue was $6.8 million for the three months ended March 31, 2000, and $15.0 million for the nine months ended March 31, 2000 (none for the corresponding periods in the preceding fiscal year). As a percentage of net revenue, cost of revenue was 64.6% for the quarter ended March 31, 2000, and 69.9% for the nine months ended March 31, 2000. Cost of revenue includes the cost of materials, direct labor, and manufacturing overhead. We expect cost of revenue, as percentage of revenue, to fluctuate from period to period.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $5.0 million for the three month period ended March 31, 2000, an increase of $3.6 million or 250% over the comparable quarter of fiscal 1999, and were $8.0 million in the nine months ended March 31, 2000, an increase of $5.1 million or 180% over the comparable period of fiscal 1999. The increase was primarily attributable to increased personnel costs associated with increased headcount and to a lesser extent to product development expenses such as prototype expenses and non-recurring engineering costs. Research and development is essential to the Company's future success and the Company expects that research and development expense will continue to increase in absolute dollars in future periods.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $2.1 million for the three month period ended March 31, 2000, an increase of $1.9 million over the comparable quarter of fiscal 1999, and were $3.7 million in the nine months ended March 31, 2000, an increase of $3.3 million over the comparable period of fiscal 1999. The increase was primarily attributable to increased personnel costs associated with additional headcount to support our customer requirements and to a lesser extent marketing and selling expenses including commissions, advertising, and trade shows. The Company expects to continue to increase its current hiring, marketing, and customer support activities; therefore, sales and marketing expenses are expected to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $1.5 million for the three month period ended March 31, 2000, an increase of $1.3 million over the comparable quarter of fiscal 1999, and totaled $3.6 million in the nine months ended March 31, 2000, an increase of $3.2 million over the comparable period of fiscal 1999. The increase was primarily attributable to increased personnel costs associated with additional headcount to support increased levels of business activity and to a lesser extent professional services including legal and accounting services associated with being a publicly traded company. The Company expects general and administrative expense to continue to increase in absolute dollars in future periods as a result of expansion of business activity.

STOCK COMPENSATION

Stock compensation expense totaled $8.6 million for the three months ended March 31, 2000, an increase of $7.8 million over the comparable quarter of fiscal 1999, and was $24.3 million for the nine months ended March 31, 2000, an increase of $22.9 million over the comparable period of fiscal 1999. From inception through March 31, 2000, we have expensed a total of $28.1 million of stock compensation, leaving an unamortized balance of $45.8 million on our March 31, 2000 unaudited condensed consolidated balance sheet. This increase was due to the granting of stock options and stock purchase rights to newly hired employees.

INTEREST INCOME, NET

Net interest income includes income on cash investments partially offset by expenses related to financing obligations. Net interest income was $2.0 million in the three months ended March 31, 2000 and $1.9 million in the nine months ended March 31, 2000. This compares with net interest income of $21,000 in the three months ended March 31, 1999 and $23,000 in the nine months ended March 31, 1999. The increase in net interest income is a direct result of investing the approximately $228 million cash proceeds we received from our underwriters upon the closing of our initial public offering on February 9, 2000.

Stock Accretion

Stock accretion increased to $17.7 million and $37.7 million for the three and nine months ended March 31, 2000, respectively, from zero for the three and nine months ended March 31, 1999. $20.0 million of this charge was recorded in connection with the issuance, in September and October 1999, of 5,230,646 shares of Series D preferred stock at $5.75 per share in order to accrete the value of the preferred stock to its deemed fair value. A $17.7 million charge was incurred in February 2000, in connection with the sale of 769,230 shares of common stock to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of MCI WorldCom, Inc., for $13.00 per share. The charge is equal to the difference between the actual price of stock sold in the initial public offering and $13, multiplied by the number of shares issued.

LIQUIDITY AND CAPITAL RESOURCES

From inception on October 24, 1997, to our initial public offering, we financed our operations primarily through private sales of approximately $30.4 million of redeemable convertible preferred stock. We also financed our operations through bank borrowings as well as through equipment lease financing. On February 9, 2000, we sold 6,900,000 shares of common stock (including exercise of the underwriter's over-allotment option) at a price of $36.00 per share in our initial public offering. Proceeds to us, net of issuance costs, were approximately $228.4 million. Concurrently with the completion of this offering, we sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of MCI WorldCom, Inc., an aggregate of 769,230 shares of our common stock for $13.00 per share. Proceeds from the sale of these shares were approximately $10 million. As of March 31, 2000, our combined balance of cash, cash equivalents and short-term investments was $198.1 million and our long-term investment holdings were $48.6 million.

Net cash used in operating activities was $10.4 million for the nine months ended March 31, 2000, and $3.5 million for the comparative period of fiscal 1999. The increase in cash used from the comparative period of fiscal 1999 was primarily the result of net operating losses and increases in inventory, accounts receivable and other assets, partially offset by increases in accounts payable and other accrued liabilities, and non-cash charges, including stock compensation expense.

Net cash used in investing activities was $249.0 million in the nine months ended March 31, 2000. $240.0 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. The remaining cash used in investing activities was for investments in production equipment, research and development equipment, computers and facilities to support the expansion of our operations. Net cash used in investing activities was $6.2 million in the comparable period of fiscal 1999.

Net cash generated from financing activities was $262.4 million in the nine months ended March 31, 2000, primarily from the initial public offering that closed on February 9, 2000, sales of common stock to Microsoft Corporation and MCI WorldCom Venture Fund, sales of redeemable, convertible preferred stock, and borrowings under revolving lines of credit. We generated $7.2 million in the nine months ended March 31, 1999, primarily from the issuance of redeemable, convertible preferred stock.

We financed capital purchases primarily through leases or equipment credit lines. In addition, we maintain a revolving credit line from a financial institution, which allows for maximum borrowings of up to $3.8 million at an interest rate equal to the prime rate plus 0.75%. As of March 31, 2000, we had drawn $1.7 million against the line of credit. This line of credit requires that we comply with specified covenants.

In connection with our expansion into a new manufacturing facility adjacent to our headquarters in Fremont, California we have spent approximately $1.5 million for equipment and leasehold improvements. We signed a lease for this new building in March 2000. As a result of our expansion into this new building, our capital spending will continue to increase in future periods.

Our capital requirements depend on market acceptance of our products, the timing and extent of new product introductions and delivery, and the need for us to develop, market, sell and support our products on a worldwide basis. From time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital. Although we believe that our current cash balance will be sufficient to fund our operations for at least the next 12 months, we cannot assure you that we will not seek additional funds through public or private equity financing or from other sources within this time frame or that additional funding, if needed, will be available on terms acceptable to us, or at all.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this Form 10- Q. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

RISKS RELATED TO OUR BUSINESS

WE HAVE NEVER BEEN PROFITABLE AND OUR FAILURE TO INCREASE OUR REVENUES SIGNIFICANTLY WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY

We have incurred significant losses since inception and expect to continue to incur losses in the future. We incurred net losses of $1.1 million in the period from our inception on October 24, 1997 through June 30, 1998, $9.2 million in the fiscal year ended June 30, 1999, $7.5 million in the quarter ended October 1, 1999, $12.3 million in the quarter ended December 31, 1999, and $11.5 million in the quarter ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $79.4 million. To date, we have not achieved profitability on a quarterly or annual basis. Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. We have a large amount of fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are ever to achieve profitability. Although our net revenue has grown from zero in the quarter ended March 31, 1999 to $21.4 million in the nine months ended March 31, 2000, we cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenue levels to achieve profitability.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND ONLY RECENTLY BEGAN SHIPPING OUR PRODUCTS, WE MAY BE UNABLE TO ACCURATELY EVALUATE OUR BUSINESS AND FORECAST OUR PROSPECTS, WHICH MAY PREVENT US FROM MEETING THE PRODUCT DEMANDS OF OUR POTENTIAL CUSTOMERS IN A TIMELY MANNER

As a result of our limited operating history, particularly our short history of manufacturing products for sale, it is difficult to forecast our revenues accurately, and we have limited meaningful historical financial data upon which to plan future operating expenses. We began operations in October 1997. Until April 1999, we were a development stage company, and our only activities were research and development. We began shipping our PowerFilter and PowerMux products to customers for evaluation in April 1999. Volume shipments did not commence until the quarter ended October 1, 1999. We face the risks and difficulties frequently encountered by early stage companies in a new and rapidly evolving market. The revenue and income potential of our products and business are, and the size of our market is, unproven. Our ability to sell products and achieve success will depend on, among other things, the level of demand for our products and our capacity to meet demand.

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY AND THIS MAY CAUSE OUR STOCK PRICE TO DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT

Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors, many of which are more fully discussed in other risk factors, are likely to cause these variations, including:

  fluctuations in demand for and sales of our products, which will depend on the speed and magnitude of the transition to an all-optical network;

  cancellations of orders and shipment rescheduling;

  our ability to significantly expand our manufacturing capacity at our facility in Fremont, California, which commenced operations in November 1999;

  the ability of Concord Micro-Optics, Inc., or CMI, to timely produce and deliver subcomponents from its facility in China in the quantity and of the quality we require;

  the practice of companies in the communications industry to sporadically place large orders with short lead times;

  competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including Lucent Technologies, Nortel Networks and Fujitsu, and pricing pressures;

  our ability to develop, introduce, manufacture and ship new and enhanced fiber optic products in a timely manner without defects;

  our ability to control expenses, particularly in light of our limited operating history;

  availability of components for our products and increases in the price of these components;

  mix of our products sold; and

  economic conditions specific to the communications and related industries.

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. As we expand our manufacturing capacity, we will incur expenses in one quarter relating to the expansion and related yield issues that may not result in off-setting revenue until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter. If growth in our revenues does not outpace the increase in our expenses, our results of operations could be seriously harmed.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in future quarters our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.

OUR POWERFILTER PRODUCT CURRENTLY REPRESENTS MOST OF OUR REVENUES AND IF WE ARE UNSUCCESSFUL IN COMMERCIALLY SELLING OUR POWERMUX PRODUCT, OUR REVENUES WILL NOT GROW SIGNIFICANTLY

We currently offer only two products on a commercial basis, PowerFilter and PowerMux. Sales of our PowerFilter product accounted for 95% of our net revenue in the quarter ended June 30, 1999 and 99% of our net revenue in each of the quarters ended October 1, 1999 and December 31, 1999, and 100% of our net revenue in the quarter ended March 31, 2000. We substantially depend on this product for our near-term revenue. Any decline in the price of, or demand for, our PowerFilter product, or its failure to achieve broad market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the commercial success of our PowerMux product. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and our business will be seriously harmed.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS

Our customer base is limited and highly concentrated. We began recognizing revenue from sales of our products in the quarter ended June 30, 1999. Three customers accounted for an aggregate of 94% of our net revenue in the quarter ended June 30, 1999, an aggregate of 99% of our net revenue in the quarter ended October 1, 1999, an aggregate of 96% of our net revenue in the quarter ended December 31, 1999, and an aggregate of 99% in the quarter ended March 31, 2000. MCI Telecommunications and MCI Worldcom, collectively MCI Worldcom, accounted for 92% of our net revenue in the quarter ended October 1, 1999, 85% in the quarter ended December 31, 1999, and 90% in the quarter ended March 31, 2000. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers.

If current customers do not continue to place significant orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations.

Sales to any single customer may vary significantly from quarter to quarter. Customers in the communications industry tend to order large quantities of products on an irregular basis. They base these orders on a decision to deploy their system in a particular geographic area and may not order additional products until they make their next major deployment decision. This means that customers who account for a significant portion of our net revenue in one quarter may not place any orders in the succeeding quarter. These ordering patterns can result in significant quarterly fluctuations in our operating results.

WE MUST RAPIDLY EXPAND OUR MANUFACTURING CAPACITY OR WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER

We must devote significant resources in order to expand our manufacturing capacity. We have no experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes, and we only commenced manufacturing operations in the quarter ended June 30, 1999. We will be required to hire, train and manage significant numbers of additional manufacturing personnel in order to increase our production capacity. In March 2000 we signed a lease on a new manufacturing facility adjacent to our headquarters in Fremont, California. We will need to invest in production equipment and facilities in order to fully utilize this increased manufacturing capacity. We also have some of our subcomponents and products manufactured by a third party contract manufacturer located in China. Expanding our manufacturing capacity at different facilities will be expensive and will require management's time. There are numerous risks associated with rapidly increasing capacity, including:

  the inability to procure and install the necessary equipment;

  lack of availability of manufacturing personnel;

  difficulties in achieving adequate yields from new manufacturing lines; and

  the inability to match future order volumes with capacity.

If we are unable to expand our manufacturing capacity in a timely manner or if we do not accurately project demand, we will have excess capacity or insufficient capacity, either of which will seriously harm our business.

Our planned manufacturing expansion and related capital expenditures are being made in anticipation of a level of customer orders that may not be realized or, if realized, may not be sustained over multiple quarters. If anticipated levels of customer orders are not received, our gross margins will decline and we will not be able to reduce our operating expenses quickly enough to prevent a decline in our operating results.

BECAUSE WE EXPECT TO DEPEND ON A THIRD PARTY LOCATED IN CHINA TO MANUFACTURE SUBCOMPONENTS AND PRODUCTS FOR US, WE MAY HAVE DIFFICULTIES OBTAINING A SUFFICIENT AMOUNT OF HIGH QUALITY PRODUCTS, WHICH WOULD DELAY OUR ABILITY TO FULFILL CUSTOMER ORDERS

We have entered into a five-year agreement with CMI, a California-based company, under which a subsidiary of CMI, located in Tianjin, China, manufactures optical subcomponents for us. CMI has a limited history of manufacturing optical subcomponents. As a result, CMI may not meet our technological or delivery requirements. Any interruption in the operations of CMI could harm our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers. In addition, the products that CMI builds for us may be insufficient in quality or in quantity to meet our needs. The inability of CMI to provide us with adequate supplies of high-quality products in the future could cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and could seriously harm our business.

CMI manufactures limited quantities of subcomponents for us at a small facility in Tianjin. Although CMI is building a larger manufacturing facility in Tianjin, it will not be operational until at least the quarter ending September 29, 2000. If this larger facility is not completed on time, or at all, it may be more difficult to grow our business.

To successfully meet our overall production goals, we will also have to coordinate effectively our operations in California and CMI's operations in China. We have no experience in coordinating and managing production operations that are located on different continents or in the transfer of manufacturing operations from one facility to another. The geographic distance between our headquarters in California and CMI's manufacturing facility in China will make it difficult for us to manage the relationship and oversee operations there to assure product quality and timely delivery. Our failure to successfully coordinate and manage multiple sites or to transfer our manufacturing operations could seriously harm our overall production.

Because CMI's manufacturing facility is located in China, CMI will be subject to the risk of political instability in China and the possible imposition of restrictive trade regulations and tariffs. We will also be exposed to risks of foreign currency exchange rate fluctuations and lack of adequate protection of intellectual property under Chinese law.

UNDER OUR LICENSE AGREEMENT WITH CMI, CMI CAN MANUFACTURE AND SELL OPTICAL SUBCOMPONENTS BASED ON OUR TECHNOLOGY TO OUR POTENTIAL COMPETITORS, WHICH COULD HARM OUR MARKET POSITION IN THE FUTURE

Under the agreement with CMI, we have granted licenses to CMI to make in China and the United States, and to use and sell worldwide, the licensed subcomponents. We also granted them a license to use some of our technical information and manufacturing process know-how in China and the United States. These licenses are exclusive in China and non-exclusive elsewhere. As a result, CMI can manufacture and sell optical subcomponents based on our technology to third parties, including our potential competitors. Furthermore, unless the license is terminated, we cannot use an additional manufacturer for these subcomponents in China.

BECAUSE WE DEPEND ON SINGLE OR LIMITED SOURCES OF SUPPLY WITH LONG LEAD TIMES FOR SOME OF THE KEY COMPONENTS IN OUR PRODUCTS, WE COULD ENCOUNTER DIFFICULTIES IN MEETING SCHEDULED PRODUCT DELIVERIES TO OUR CUSTOMERS, WHICH COULD CAUSE CUSTOMERS TO CANCEL ORDERS

We currently purchase several key components used in our products from single or limited sources of supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI, Sumitomo Corporation of America, Casix, Inc. and Browave Corporation. These key components include filters, lenses and specialty glass. Recent acquisitions of suppliers in these areas by our potential competitors have resulted in fewer sources of supply. In addition, a third party could acquire control of one or more of our suppliers and cut off our access to raw materials or components. Obtaining components from alternate suppliers is difficult because we must qualify each new supplier, and this process is time-consuming and expensive. For example, JDS Uniphase recently announced its acquisition of Casix, Inc., which could further limit our supplies of components from Casix, Inc. We may face difficulties in obtaining the necessary components for our products at a reasonable price if the trend towards consolidation of our suppliers continues. In addition, we have no guaranteed supply arrangement with any of these suppliers, and we purchase our components through purchase orders. Further, we have experienced delays and problems in obtaining filters from our suppliers, and we may fail to obtain these supplies in a timely manner in the future. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Finally, lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and market demand for a component at a given time. For substantial increases in production levels, suppliers may need longer-than-normal lead times and some may need at least six months.

Furthermore, financial or other difficulties faced by these suppliers, or significant changes in demand for these components, could limit the availability of these components.

OUR LENGTHY AND VARIABLE QUALIFICATION AND SALES CYCLE MAKES IT DIFFICULT TO PREDICT THE TIMING OF A SALE OR WHETHER A SALE WILL BE MADE, WHICH MAY CAUSE US TO HAVE EXCESS MANUFACTURING CAPACITY OR INVENTORY AND NEGATIVELY IMPACT OUR OPERATING RESULTS

Customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to nine months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies prior to receiving an order. Even after this evaluation process, it is possible a potential customer will not purchase our products for deployment. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity.

If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, the additional manufacturing capacity that we add to service the customer's requirements may be underutilized in a subsequent quarter. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. Our long sales cycles, as well as the practice of companies in the communications industry to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS, WHICH COULD CAUSE US TO LOSE ORDERS OR CUSTOMERS AND RESULT IN LOWER REVENUES

We currently use a rolling 12-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to CMI and use them internally as well. It is very important that we accurately predict both the demand for our products and the lead time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, both our company and CMI may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our requirements, we could have excess inventory of parts. We also may experience shortages of components from time to time, which also could delay the manufacturing of our products and could cause us to lose orders or customers.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS IN A COST-EFFECTIVE MANNER OR ACHIEVE SUFFICIENT PRODUCT RELIABILITY, THIS COULD DELAY PRODUCT SHIPMENTS TO OUR CUSTOMERS OR REQUIRE US TO DEVELOP NEW MANUFACTURING PROCESSES, WHICH WOULD IMPAIR OUR OPERATING RESULTS

The manufacture of our products involves complex and precise processes. Changes in our manufacturing processes or those of our suppliers, or their or our inadvertent use of defective materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and impair our gross margins. We may not obtain acceptable yields in the future.

In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost-effectively meet our production goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation to increase our gross margins and achieve the targeted cost levels of our customers. We may not achieve manufacturing cost levels that will fully satisfy customer demands.

Because we plan to introduce new products and product enhancements regularly, we must effectively transfer production information from our product development department to our manufacturing group and coordinate our efforts with those of our suppliers to rapidly achieve volume production. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

New products also often initially have lower manufacturing yields and generally are initially produced in lower quantities than more mature products. Manufacturing yields generally improve as the product matures and production volumes increase. Manufacturing yields also vary depending on the complexity and uniqueness of product specifications. Assuming fixed product prices, small variations in manufacturing yields may have a significant impact on gross margins.

WE WILL LOSE SIGNIFICANT CUSTOMER SALES AND OPPORTUNITIES AND MAY NOT BE SUCCESSFUL IF OUR CUSTOMERS DO NOT QUALIFY OUR PRODUCTS TO BE DESIGNED INTO THEIR PRODUCTS AND SYSTEMS

In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier's product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until at least the adoption of a future redesigned system. Even then, many companies may be reluctant to design entirely new products into their new systems, as it could involve significant additional redesign efforts. If we fail to achieve design-in wins in our potential customer's qualification process, we will lose the opportunity for significant sales to that customer for a lengthy period of time.

WE WILL NOT ATTRACT ORDERS AND CUSTOMERS OR WE MAY LOSE CURRENT ORDERS AND CUSTOMERS AND WILL NOT BE SUCCESSFUL IN OUR INDUSTRY IF WE ARE UNABLE TO COMMIT TO DELIVER SUFFICIENT QUANTITIES OF OUR PRODUCTS TO SATISFY MAJOR CUSTOMERS' NEEDS

Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. We are just beginning to receive orders for significant quantities of products while simultaneously increasing our manufacturing capacity. If we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products, we will be unable to pursue large orders, and we will lose customers.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR PRODUCTS MAY BE DROPPED FROM SUPPLY PROGRAMS AND OUR OPERATING RESULTS COULD SUFFER

Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality system. Our existing manufacturing line, as well as each new manufacturing line, must pass through various levels of approval with our customers. Customers may require that we be certified under international quality standards, such as ISO 9001. Our products may also have to be qualified to specific customer requirements. This customer approval process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. In order for CMI to manufacture products or discrete components for us in the future, their manufacturing line would also need to be qualified by our customers. Delays in product qualification or ISO 9001 certification may cause a product to be dropped from a long-term supply program and result in a significant lost revenue opportunity over the term of that program.

IF WE ARE UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT ACHIEVE MARKET ACCEPTANCE, SALES OF OUR PRODUCTS WILL SUFFER AND WE WILL NOT BE SUCCESSFUL

Our future success depends on our ability to anticipate market needs and develop products that address those needs. Any failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will substantially decrease market acceptance and sales of our products. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. In particular, we anticipate that our PowerMux product, which incorporates our PowerFilter product and additional functionality, will replace our PowerFilter product in most applications. We must continue to develop state-of-the-art products and introduce them in the commercial market quickly in order to be successful. We introduced our PowerShaper product, which is currently in the beta testing stage in March 2000. Further, we are continuing to develop our PowerMux product to full capacity. If the development of any future products takes longer than we anticipate, or if we are unable to develop and introduce these products to the commercial market, our revenues could suffer and we will not gain market share. Even if we are able to develop and commercially introduce new products and enhancements, we cannot assure you that the new products or enhancements will achieve widespread market acceptance. Any failure of PowerMux, PowerShaper or our other future products to achieve market acceptance could significantly harm our business.

WE MAY EXPERIENCE INCREASED COMPETITION FROM COMPANIES IN THE PHOTONIC PROCESSOR MARKET AND IN THE OPTICAL SYSTEMS AND COMPONENT INDUSTRY, WHICH COULD CAUSE REDUCED SALES LEVELS AND RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS OR LOSS OF MARKET SHARE

The markets we are targeting are new and rapidly evolving, and we expect these markets to become highly competitive in the future. While we do not have any direct competitors in the photonic processor market today, we anticipate that other companies will expand into our market in the future, and introduce competitive products. We also face indirect competition from public and private companies providing products that address the same optical network problems that our products address. The development of alternative solutions to optical transmission problems by competitors, particularly systems companies who also manufacture components, could significantly limit our growth.

Some companies in the optical systems and component industry may compete with us in the future, including Lucent Technologies, Nortel Networks, Alcatel, Fujitsu, JDS Uniphase and E-Tek Dynamics. These are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings than our company. These companies can use their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result, these potential customers may not consider purchasing our products.

Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. In addition, customers who are also competitors may unfairly disparage our products in order to gain a competitive advantage.

As a result of these factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

IF WE DO NOT SUBSTANTIALLY EXPAND OUR DIRECT AND INDIRECT SALES OPERATIONS, WE MAY NOT BE ABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS AND OUR REVENUES WILL SUFFER

Our products and services require a long, involved sales effort targeted at several departments within our prospective customers' organizations. Therefore, our sales effort requires the prolonged efforts of executive personnel and specialized system and application engineers working together with dedicated salespersons in making sales. Because we have a small number of dedicated salespersons, we need to hire additional qualified sales personnel and system and application engineers. Competition for these individuals is intense, and we might not be able to hire the type and number of sales personnel and system and application engineers we need.

In addition, we believe that our future success depends significantly on our ability to establish relationships successfully with a variety of distribution partners, such as original equipment manufacturers, value-added resellers and distributors, both domestically and internationally. To date, we have entered into agreements with two distributors in Japan, one distributor in Israel and one sales representative in Italy. These distributors and sales representatives also sell products that compete with our products. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that our distribution partners and sales representatives will devote adequate resources to selling our products. Even if we enter into agreements with additional distribution partners, they may not result in increased product sales.

If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our products, which may prevent us from increasing our revenues.

IF THE COMMUNICATIONS INDUSTRY DOES NOT ACHIEVE A RAPID AND WIDESPREAD TRANSITION TO OPTICAL NETWORKS, OUR BUSINESS WILL NOT SUCCEED

The market for our products is relatively new. Future demand for our products is uncertain and will depend to a great degree on the speed of the widespread adoption of optical networks. If the transition occurs too slowly, the market for our products and the growth of our business will be significantly limited.

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A WIDESPREAD COMMUNICATION AND COMMERCE MEDIUM, DEMAND FOR OUR PRODUCTS MAY DECLINE SIGNIFICANTLY

Our future success depends on the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. If the Internet does not continue to expand as a widespread communication medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical transmission products may not develop. As a result, it would be unlikely that our products would achieve commercial success.

OUR MARKET IS NEW AND IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND IF WE DO NOT RESPOND IN A TIMELY MANNER, OUR PRODUCTS WILL NOT ACHIEVE MARKET ACCEPTANCE

The communications market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. In developing our products, we have made, and will continue to make, assumptions with respect to which standards will be adopted within our industry. If the standards that are actually adopted are different from those that we have chosen to support, our products may not achieve significant market acceptance.

OUR PRODUCTS MAY HAVE DEFECTS THAT ARE NOT DETECTED UNTIL FULL DEPLOYMENT OF A CUSTOMER'S SYSTEM, WHICH COULD RESULT IN A LOSS OF CUSTOMERS, DAMAGE TO OUR REPUTATION AND SUBSTANTIAL COSTS

Our products are designed to be deployed in large and complex optical networks and must be compatible with other components of the system, both current and future. Our products can only be fully tested for reliability when deployed in networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. They may also have errors, defects or incompatibilities that we find only after a system upgrade is installed. If we are unable to fix errors or other problems, we could experience:

  loss of customers;

  loss of or delay in revenues;

  loss of market share;

  loss or damage to our brand and reputation;

  inability to attract new customers or achieve market acceptance;

  diversion of development resources;

  increased service and warranty costs;

  legal actions by our customers; and

  increased insurance costs.

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL CONTROLS, REPORTING SYSTEMS AND PROCEDURES AS WELL AS EXPAND, TRAIN AND MANAGE OUR WORKFORCE, OUR BUSINESS MAY NOT SUCCEED

We continue to expand the scope of our operations domestically and internationally and have increased the number of our employees substantially. We have grown from no revenue in the quarter ended March 31, 1999 to $4.4 million in the quarter ended October 1, 1999, $6.5 million in the quarter ended December 31, 1999 and $10.5 million in the quarter ended March 31, 2000. At March 31, 1999, we had a total of 45 employees, at October 1, 1999, we had a total of 132 employees, at December 31, 1999, we had 251 employees, and at March 31, 2000, we had 412 employees. In addition, we plan to hire a significant number of employees over the next several quarters. We currently operate facilities in Fremont, California and in Richardson, Texas, and CMI has recently begun manufacturing subcomponents for us in China. In addition, we have a sales office with a regional sales director in Newtown, Pennsylvania. The growth in employees and in revenue, combined with the challenges of managing geographically-dispersed operations, has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide.

WE DEPEND ON A SINGLE APPLICATION SERVICE PROVIDER FOR INFORMATION SYSTEMS AND SERVICES, AND IF THERE IS A SERVICE INTERRUPTION, WE MAY HAVE DIFFICULTY IN ACCESSING DATA THAT IS CRITICAL TO THE MANAGEMENT OF OUR BUSINESS

We rely on a single application service provider, Aristasoft Corporation, to provide an Internet-based management information system and support for this system. Aristasoft recently began providing information systems and services to us on a regular basis and we are one of their few customers. All of our financial records and ordering and data tracking information are stored on Aristasoft's computer system and are only accessible over the Internet. The Internet has suffered from delays and outages in the past, which could make it difficult for us to access our data. From time to time, we have experienced difficulties and delays in accessing our data. Lack of direct control over our management information system and delays in obtaining information when needed could harm our business.

We do not have an agreement with Aristasoft requiring it to provide services to us for any specified period, and they could terminate their relationship with us on short notice. If we needed to qualify a new application service provider, we might be unable to do so on a timely basis, or at all. The services are provided on application and database servers located at offsite data facilities and accessed via communications links from our facility. We cannot be certain that Aristasoft will be able to manage a scalable and reliable information technology infrastructure to support the growth of our business. If they stop providing services to us or if there is a service interruption, our ability to process orders, manufacture products, ship products, prepare invoices and manage our day-to-day financial transactions would be harmed, and our results of operations would suffer.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED

Our future success depends upon the continued services of our executive officers, particularly Walter Alessandrini, our Chief Executive Officer, and Xiaofan (Simon) Cao, our Senior Vice President of Product Development, and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

We must hire a significant number of additional employees in the near future, particularly engineering, sales and manufacturing personnel. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Our planned growth will place a significant demand on our management and operational resources. Many of the members of our management team have only been with us for a relatively short period of time. For example, our Chief Executive Officer joined us in March 1999, and six of our ten current executive officers have joined us since then. Failure of the new management team to work effectively together could seriously harm our business.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, THESE CLAIMS COULD DIVERT THE ATTENTION OF OUR MANAGEMENT AWAY FROM OUR OPERATIONS AND COULD CAUSE US TO INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES

Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. For instance, in December 1999, E-Tek Dynamics, Inc. filed a lawsuit against us. E-Tek's complaint alleges that we have participated in the illegal recruiting of E-Tek employees. Although we believe this complaint is without merit, we will incur costs in defending this lawsuit, including management time and attention. We cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits or outcomes. In addition, defending ourselves from these claims could divert the attention of our management away from our operations.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, THIS TECHNOLOGY COULD BE MISAPPROPRIATED, WHICH WOULD MAKE IT DIFFICULT TO COMPETE IN OUR INDUSTRY

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have been recently issued one jointly-filed U.S. patent, we cannot assure you that the 27 U.S. patent applications and six foreign patent applications that we have filed, seven of which were jointly filed, will be approved, that any patents that may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY BECOME UNAVAILABLE TO US OR BECOME VERY EXPENSIVE, WE MAY BECOME UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS, WHICH WOULD PREVENT US FROM OPERATING OUR CURRENT BUSINESS

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could prevent us from operating our business.

We license technology from Fujitsu that is critical to our PowerShaper product. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from making a bid to acquire us.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT ATTENTION, CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING OR USING THE CHALLENGED TECHNOLOGY

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. As a result of the proliferation of the Internet and other networking technologies, there has been, and we expect that there will continue to be, an increasing amount of this litigation in our industry. Many companies in the high- technology industry aggressively use their patent portfolios to bring infringement claims against their competitors. As a result, it is possible that we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

  stop selling, incorporating or using our products that use the challenged intellectual property;

  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  redesign the products that use the technology.

If we are forced to take any of these actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD PREVENT US FROM SUCCESSFULLY MANUFACTURING, MARKETING AND DISTRIBUTING OUR PRODUCTS INTERNATIONALLY

We are expanding our international operations, including having some of our subcomponents manufactured in China. This expansion requires significant management attention and financial resources to develop successfully direct and indirect international sales and support channels and manufacturing. We may not be able to establish or maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally.

In addition, international operations are subject to inherent risks, including:

  greater difficulty in accounts receivable collection and longer collection periods;

  difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

  unexpected changes in regulatory or certification requirements for optical systems or networks;

  reduced protection for intellectual property rights in some countries, including China, where some of our components will be manufactured; and

  political and economic instability.

While we expect our international revenues and expenses to be denominated predominantly in U.S. dollars, a portion of our international revenues and expenses may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and could choose to engage in currency hedging activities.

WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE Investors TO LOSE ALL OR PART OF their INVESTMENT

We have been a publicly traded company since February 4, 2000. Since that time the market price of our common stock has fluctuated significantly. We expect that in the future the market price of our common stock will continue to fluctuate significantly in response to changes in the general conditions of the equity markets, to fluctuations in the industry segment in which we participate, and to a number of company specific factors, some of which are beyond our control, including:

  quarterly variations in our operating results;

  changes in financial estimates by securities analysts;

  changes in market valuations of Internet-related companies;

  announcements by our competitors of new products, significant acquisitions, strategic partnerships or joint ventures;

  any loss by us of a major customer;

  additions or departures of key management or engineering personnel;

  any deviations in our net revenues or in losses from levels expected by securities analysts;

  future sales of our common stock; and

  volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies.

WE FACE A NUMBER OF UNKNOWN RISKS ASSOCIATED WITH THE YEAR 2000 PROBLEMS THAT COULD RESULT IN CLAIMS AGAINST US OR IMPAIR THE USE OF OUR PRODUCTS BY OUR CUSTOMERS

Despite the passing of January 1, 2000 and February 29, 2000, our suppliers, vendors, distributors, customers or service providers could still experience year 2000 problems. If any year 2000 related failures occur, they could result in an interruption in, or a failure of, our normal business activities or operations. If a year 2000 problem occurs, it may be difficult to determine which party's products have caused the problem. These failures could interrupt our operations and damage our relationships with our customers. Due to the general uncertainty inherent in the year 2000 problem with regard to our third party suppliers and vendors, we are unable to determine at this time whether year 2000 failures could harm our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of the investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Due to the relative short-term nature of our cash equivalents and investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

Exchange Rate Sensitivity

We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 7, 1999, before the effective date of our initial public offering, E-Tek Dynamics, Inc. filed a complaint with the Superior Court of California, County of Santa Clara. E-Tek initially named us and Ma Li, a third party individual not associated with Avanex Corporation, as defendants in the complaint; and E-Tek has recently amended its complaint to add Edward Ning, an employee of Avanex, as an additional named defendant. E-Tek's complaint alleges that we, through Ma Li and Edward Ning, have participated in illegal recruitment of E-Tek employees. Specifically and without limitation, E-Tek alleges that we worked though Edward Ning, who then worked through Ma Li, to recruit and hire E-Tek employees in violation of Ma Li's agreement with E-Tek. We believe that this allegation is without merit. E-Tek seeks a permanent injuction, damages to be determined at trial, and costs and attorney's fees.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company commenced its initial public offering ("IPO") on February 4, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-92097). In the IPO, the Company sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the Company. The aggregate net proceeds were approximately $228.4 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.6 million. Concurrently with the completion of this offering, the Company sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of MCI WorldCom, Inc., an aggregate of 769,230 shares of its common stock for $13.00 per share. The proceeds from the sales of these shares were approximately $10 million.

We expect to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including the Company's future revenues and cash generated by operations and the other factors described under "Risk Factors." Accordingly, the Company retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings, however, there are no current material agreements or commitments with respect to any such activities.

Item 4. Submission of Matters to a Vote of Security Holders

On January 26, 2000, Avanex Corporation, a California Corporation ("Avanex California") merged with and into its wholly owned subsidiary, Avanex Corporation, a Delaware corporation ("Avanex Delaware" or the "Company"), for the purpose of changing its state of incorporation from California to Delaware (the "Reincorporation"). As part of the Reincorporation (amongst other things) the shareholders of Avanex California exchanged two shares of common stock or two shares of preferred stock in Avanex California for three shares of common stock or three shares of preferred stock of the Company, respectively. Avanex Delaware succeeded to all of the assets, rights, powers and property of Avanex California, including Avanex California's 1998 Stock Plan, as amended, its 1999 Director Option Plan and its 1999 Employee Stock Purchase Plan (the "Benefit Plans"). The authorized number of shares under the Benefit Plans also increased by one and a half times their previously authorized number. The actions described under this Item 4 reflect the situation following the Reincorporation.

On January 14, 2000, Avanex California held an annual meeting of shareholders (the "Annual Meeting"). Out of the shareholders entitled to cast 13,582,304 shares of common stock and 23,346,090 shares of preferred stock at the Annual Meeting, there were present in person shareholders entitled to cast 990,000 shares of common stock and no shares of preferred stock, and present by proxy shareholders entitled to cast 9,253,536 shares of common stock and 13,929,350 shares of preferred stock. Common stock and preferred stock each voted on the basis of one share equals one vote.

At the Annual Meeting the shareholders elected Messrs. Gregory Reyes, Joel Smith, Federico Faggin and Vinton Cerf as new members to the Board of Directors. The shareholders also elected Walter Alessandrini, Simon Cao, Seth Neiman, Todd Brooks and Michael Goguen should continue as members of the Board of Directors for additional terms. Out of the 24,172,886 shares of common stock and preferred stock voting at the Annual Meeting, either in person or by proxy, shareholders holding 22,796,636 shares voted for the election of Simon Cao as a member of the Board of Directors, a shareholder holding 20,000 shares withheld, and shareholders holding 1,356,250 shares voted against. Out of the 24,172,886 shares of common stock and preferred stock voting at the Annual Meeting, either in person or by proxy, shareholders holding 24,152,886 shares voted for the election of Messrs. Gregory Reyes, Joel Smith, Federico Faggin, Vinton Cerf, Walter Alessandrini, Seth Nieman, Todd Brooks and Michael Goguen as members to the Board of Directors, and a shareholder holding 20,000 shares withheld.

In addition, the shareholders of Avanex California at the Annual Meeting approved, among other things, (i) the reincorporation of the Company from California to Delaware including a three-for-two stock exchange that took effect at the time of the reincorporation (ii) an amendment to the Company's 1998 Stock Plan to among other things (a) increase the number of shares reserved for issuance thereunder by 7,500,000 shares, (b) provide for an automatic increase in the number of shares of Common Stock reserved thereunder in the amount of 6,000,000 shares, 4.9% of the Company's outstanding capital stock or such lesser number of shares as the Company's Board of Directors may determine; (iii) the Company's 1999 Director Option Plan and (a) the reservation of 300,000 shares of Common Stock thereunder, with an automatic annual increase in the number of shares of Common Stock reserved for issuance thereunder; (iv) the Company's 1999 Employee Stock Purchase Plan and the reservation of 525,000 shares of Common Stock for issuance thereunder, with an automatic annual increase in the number of shares of Common Stock reserved for issuance thereunder; (v) indemnification agreements for our officers and directors; (vi) the reduction in the amount of authorized preferred stock to 10,000,000 shares; and (vii) the appointment of Ernst & Young LLP as our independent auditors.Out of the 24,172,886 shares of common stock and preferred stock voting at the Annual Meeting, either in person or by proxy, shareholders holding all 24,172,886 shares voted for matters set forth in items (i) through (vi) above. Out of the 24,172,886 shares of common stock and preferred stock voting at the Annual Meeting, either in person or by proxy, shareholders holding 24,042,886 shares voted for the matter set forth in item (vii) above for the appointment of Ernst & Young LLP, and a shareholder holding 130,000 withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on February 9, 2000.
10.38	Lease Agreement between Stevenson Business Park, LLC and Avanex Corporation dated March 1, 2000.
27.1	Financial Data Schedule (Filed Electronically)

(b) Reports on Form 8-K: None

AVANEX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION

(Registrant)

By:	/s/ JESSY CHAO

Jessy Chao
Vice President, Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: May 12, 2000

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on February 9, 2000.
10.38	Lease Agreement between Stevenson Business Park, LLC and Avanex Corporation dated March 1, 2000.
27.1	Financial Data Schedule (Filed Electronically)