Form 10-Q/A
period 2000-03-31
AVANEX CORP
filed 2000-05-15
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
FORM 10-Q/A
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

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

AVANEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial st three and nine month periods ended March 31, 2000, and March 31, 1999, have been pre accounting principles for interim financial statements and pursuant to the rules and Commission, and include the accounts of Avanex Corporation and its wholly-owned subsi "Company"). Certain information and footnote disclosures normally included in annual with generally accepted accounting principles have been condensed or omitted pursuant of management, the unaudited condensed consolidated financial statements reflect all recurring adjustments) necessary for a fair presentation of the financial position at cash flows for the three and nine months ended March 31, 2000 and 1999. These unaudit should be read in conjunction with the Company's audited financial statements and not months ended December 31, 1999 included in our Registration Statement on Form S-1 dec Commission on February 3, 2000.

The results of operations for the three months and nine months indicative of results that may be expected for any other interim period or for the fu

2. Inventories

Inventories are stated at the lower of cost (determined on a first consisted of (in thousands):

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
                                         ============ ============

3. Net Loss per Common

Basic and diluted net loss per common share is presented in co Standards Board's (FASB's) Statement of Financial Accounting Standards No. 128, "Earn presented. In accordance with FAS 128, basic and diluted net loss per common share ha number of shares of common stock outstanding during the period less the weighted-aver subject to repurchase. All redeemable convertible preferred stock, warrants for commo subject to repurchase have been excluded from the calculation of diluted net loss per antidilutive for all periods presented.

The following table presents the calculation of basic and dilu per share data):

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
                              ============ ============ ============ ============

4. Segment Information

The Company has adopted the FASB's Statement of Financial Acco Segments of an Enterprise and Related Information." The Company operates in one segme processors.

5. Initial Public Offering

On February 9, 2000, the Company completed its initial public Common Stock, including 900,000 shares in connection with the exercise of the underwr share. Concurrently with the completion of the offering, the Company sold to Microsof affiliate of MCI WorldCom, Inc., an aggregate of 769,230 shares of our common stock f

Upon the closing of the offering, all the Company's outstanding pr aggregate of 35,019,134 shares of Common Stock. After the offering, the Company's aut of Common Stock, of which 64,186,491 shares were outstanding as of March 31, 2000, an which was issued or outstanding as of March 31, 2000.

6. Effect of New Accounting Statements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Hedging Activities" (FAS 133), which will be effective for the Company's fiscal year establishes accounting and reporting standards requiring that every derivative instru embedded in other contracts, be recorded in the balance sheet as either an asset or l statement also requires that changes in the derivative's fair value be recognized in criteria are met. The Company has not evaluated the impact of FAS 133; however, it be material effect on its consolidated financial position, results of operations, or cas derivative contracts.

In December 1999, the Securities and Exchange Commission issued Staff Accounting B Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC Staff's views principles to revenue recognition in financial statements. The Company is currently e Company determine that a change in its accounting policy is necessary, such a change result in a charge to results of operations for the cumulative effect of the change. as deferred revenue and recognized as revenue in future periods. Prior financial stat

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI OF OPERATIONS

This report contains certain forward-looking statements (as such term is defined i Section 21E of the Securities Exchange Act of 1934) and information relating to the C management of the Company as well as assumptions made by and information currently av addition, when used in this report, the words "likely," "will," & "may," "would," "could," "anticipate," " "expect," "intend," "plan," "predict," and si relate to the Company or the management of the Company, may identify forward-looking judgment of the Company as of the date of this quarterly report on Form 10-Q with res subject to certain risks, including the factors set forth in "Risk Factors," Company's business, operating results or financial condition. Investors are cautione inherently uncertain. Should one or more of these risks or uncertainties materialize incorrect, actual results or outcomes may vary materially from those described herein reflected in the forward-looking statements are reasonable, we cannot guarantee futur achievements. Moreover, neither we nor any other person assumes responsibility for t looking statements. Avanex Corporation undertakes no obligation to update forward lo

The following discussion and analysis should be read in conjunction with the conde notes thereto included in Item 1 in this Quarterly Report and our Registration Statem Securities and Exchange Commission on February 3, 2000 (File No. 333-92097).

OVERVIEW

Avanex designs, manufactures and markets fiber optic-based pro designed to increase the performance of optical networks. We were founded in October engaged in research and development activities and in hiring additional employees. A during this period were related to the design and development of our photonic process began making volume shipments of our initial product during the quarter ended October

The revenues currently recognized are derived from sales of tw commenced shipments of our PowerFilter in April 1999. To date, we have generated most PowerFilter to a limited number of customers. While we are diversifying our customer for any given period will continue to depend on a small number of customers.

Our future success depends on our abili products that address those needs. Any failure to predict market needs accurately or enhancements in a timely manner will substantially decrease market acceptance and sal could quickly become obsolete as new technologies are introduced and incorporated int anticipate that our PowerMux product, which incorporates our PowerFilter product and PowerFilter product in most applications. We must continue to develop state-of-the-a commercial market quickly in order to be successful. If the development of any future if we are unable to develop and introduce these products to the commercial market, ou market share. Even if we are able to develop and commercially introduce new products the new products or enhancements will achieve widespread market acceptance. Any fail acceptance could significantly harm our business.

We currently purchase several key components used in our products from single or l Sheet Glass, Hoya USA, Inc., CMI Sumitomo Corporation of America, Casix, Inc. and Bro filters, lenses and specialty glass. Recent acquisitions of suppliers in these areas sources of supply. We may face difficulties in obtaining the necessary components fo trend towards consolidation of our suppliers continues. A shortage of components wou capacity and to meet expected increases in demand for our products.

New products also often initially have lower manufacturing yields and generally ar more mature products. Manufacturing yields generally improve as the product matures yields also vary depending on the complexity and uniqueness of product specifications variations in manufacturing yields may have a significant impact on gross margins.

In the quarter ended March 31, 2000, we have taken steps to increase our manufactu approximately 91,000 square feet of additional manufacturing and office space at our automation of the manufacturing process and increasing our staff, so that as of March our products increases, we will continue to need to increase our manufacturing capaci

The market for photonic processors is new and evolving and the predict. A customer's decision to purchase our products typically involves a commitme and product qualification process. This initial evaluation and product qualification includes technical evaluation, integration, testing, planning and implementation into implementation cycles for our products, as well as the practice of customers in the c large orders with short lead times, may cause our revenues, gross margins and operati unexpectedly from quarter to quarter.

RESULTS OF OPERATIONS

NET REVENUE

The quarter ended June 30, 1999 was the Company's first quarte for the three months ended March 31, 2000 and $21.4 million for the nine months ended periods in the preceding fiscal year). One customer, MCI WorldCom, Inc. (MCI), accoun three months ended March 31, 2000, and MCI accounted for approximately 89% of net rev

We currently derive our revenues primar and PowerMux. To date, we have generated most of our revenues from sales of PowerFil will account for a lower percentage of net revenues as we gain increased revenues fro including PowerMux.

COST OF REVENUE

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $5.0 million for the th increase of $3.6 million or 250% over the comparable quarter of fiscal 1999, and were 31, 2000, an increase of $5.1 million or 180% over the comparable period of fiscal 19 increased personnel costs associated with increased headcount and to a lesser extent prototype expenses and non-recurring engineering costs. Research and development is e the Company expects that research and development expense will continue to increase i

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $2.1 million for the three m of $1.9 million over the comparable quarter of fiscal 1999, and were $3.7 million in increase of $3.3 million over the comparable period of fiscal 1999. The increase was costs associated with additional headcount to support our customer requirements and t expenses including commissions, advertising, and trade shows. The Company expects to marketing, and customer support activities; therefore, sales and marketing expenses a future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $1.5 million for t increase of $1.3 million over the comparable quarter of fiscal 1999, and totaled $3.6 2000, an increase of $3.2 million over the comparable period of fiscal 1999. The incr personnel costs associated with additional headcount to support increased levels of b professional services including legal and accounting services associated with being a general and administrative expense to continue to increase in absolute dollars in fut business activity.

STOCK COMPENSATION

INTEREST INCOME, NET

Net interest income includes income on cash investments partia obligations. Net interest income was $2.0 million in the three months ended March 31, March 31, 2000. This compares with net interest income of $21,000 in the three months months ended March 31, 1999. The increase in net interest income is a direct result o proceeds we received from our underwriters upon the closing of our initial public off

Stock Accretion

Stock accretion increased to $17.7 million and $37.7 milli 31, 2000, respectively, from zero for the three and nine months ended March 31, 1999. connection with the issuance, in September and October 1999, of 5,230,646 shares of S order to accrete the value of the preferred stock to its deemed fair value. A $17.7 m connection with the sale of 769,230 shares of common stock to Microsoft Corporation a MCI WorldCom, Inc., for $13.00 per share. The charge is equal to the difference betwe initial public offering and $13, multiplied by the number of shares issued.

LIQUIDITY AND CAPITAL RESOURCES

From inception on October 24, 1997, to our initial public offe through private sales of approximately $30.4 million of redeemable convertible prefer through bank borrowings as well as through equipment lease financing. On February 9, (including exercise of the underwriter's over-allotment option) at a price of $36.00 Proceeds to us, net of issuance costs, were approximately $228.4 million. Concurrentl to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of MCI WorldCom, common stock for $13.00 per share. Proceeds from the sale of these shares were appro combined balance of cash, cash equivalents and short-term investments was $198.1 mill $48.6 million.

Net cash used in operating activities was $10.4 million for th million for the comparative period of fiscal 1999. The increase in cash used from the primarily the result of net operating losses and increases in inventory, accounts rec increases in accounts payable and other accrued liabilities, and non-cash charges, in

Net cash used in investing activities was $249.0 million in th million of cash used in investing activities was for the purchase of investment secur remaining cash used in investing activities was for investments in production equipme computers and facilities to support the expansion of our operations. Net cash used i comparable period of fiscal 1999.

Net cash generated from financing activities was $262.4 millio primarily from the initial public offering that closed on February 9, 2000, sales of WorldCom Venture Fund, sales of redeemable, convertible preferred stock, and borrowi generated $7.2 million in the nine months ended March 31, 1999, primarily from the is stock.

We financed capital purchases primarily through leases or equi revolving credit line from a financial institution, which allows for maximum borrowin equal to the prime rate plus 0.75%. As of March 31, 2000, we had drawn $1.7 million a requires that we comply with specified covenants.

In connection with our expansion into a new manufacturing facility California we have spent approximately $1.5 million for equipment and leasehold impro building in March 2000. As a result of our expansion into this new building, our capi future periods.

Our capital requirements depend on market acceptance of our produc introductions and delivery, and the need for us to develop, market, sell and support time, we may also consider the acquisition of, or evaluate investments in, products a Any acquisition or investment may require additional capital. Although we believe tha to fund our operations for at least the next 12 months, we cannot assure you that we or private equity financing or from other sources within this time frame or that addi terms acceptable to us, or at all.

RISK FACTORS

You should carefully consider the risks described below and al Q. If any of the following risks actually occur, our business, financial condition an trading price of our common stock could decline, and you may lose all or part of your

RISKS RELATED TO OUR BUSINESS

WE HAVE NEVER BEEN PROFITABLE AND OUR FAILURE TO INCREASE OUR R FROM ACHIEVING AND MAINTAINING PROFITABILITY

We have incurred significant losses since inception and expect incurred net losses of $1.1 million in the period from our inception on October 24, 1 fiscal year ended June 30, 1999, $7.5 million in the quarter ended October 1, 1999, $ 1999, and $11.5 million in the quarter ended March 31, 2000. As of March 31, 2000, we To date, we have not achieved profitability on a quarterly or annual basis. Due to in have funded our operations primarily through the sale of equity securities, bank borr a large amount of fixed expenses and we expect to continue to incur significant and i product development and administrative expenses. As a result, we will need to generat containing costs and operating expenses if we are ever to achieve profitability. Alth quarter ended March 31, 1999 to $21.4 million in the nine months ended March 31, 2000 continue to grow or that we will ever achieve sufficient revenue levels to achieve pr

BECAUSE WE HAVE A LIMITED OPERATING HISTORY WE MAY BE UNABLE TO ACCURATELY EVALUATE OUR BUSINESS AND FORECAST OUR PROSPECTS, WHIC DEMANDS OF OUR POTENTIAL CUSTOMERS IN A TIMELY MANNER

As a result of our limited operating history, particularly for sale, it is difficult to forecast our revenues accurately, and we have limited me to plan future operating expenses. We began operations in October 1997. Until April 1 our only activities were research and development. We began shipping our PowerFilter evaluation in April 1999. Volume shipments did not commence until the quarter ended O difficulties frequently encountered by early stage companies in a new and rapidly evo of our products and business are, and the size of our market is, unproven. Our abilit depend on, among other things, the level of demand for our products and our capacity

WE EXPECT OUR QUARTERLY REVENUES AND OPERAT MAY CAUSE OUR STOCK PRICE TO DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT<

Our revenues and operating results are likely to vary sign factors, many of which are more fully discussed in other risk factors, are likely to fluctuations in demand for and sales of our products, which will depend on the speed and magnitude of the transition to an all-optical network;

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

A high percentage of our expenses, including those related to marketing, research and development and general and administrative functions, are ess if we experience delays in generating and recognizing revenue, our quarterly operatin we expand our manufacturing capacity, we will incur expenses in one quarter relating may not result in off-setting revenue until a subsequent quarter. New product introdu research and development expenses and sales and marketing expenses that are incurred recognized until a subsequent quarter. If growth in our revenues does not outpace the operations could be seriously harmed.

Due to these and other factors, we believe that quarter-to-qua not be meaningful. You should not rely on our results for one quarter as any indicati in future quarters our operating results may be below the expectations of public mark price of our common stock would likely decrease.

OUR POWERFILTER PRODUCT CURRENTLY REPRESENTS MOST OF OUR REVENU COMMERCIALLY SELLING OUR POWERMUX PRODUCT, OUR REVENUES WILL NOT GROW SIGNIFIC

We currently offer only two products on a commercial basis, Po PowerFilter product accounted for 95% of our net revenue in the quarter ended June 30 the quarters ended October 1, 1999 and December 31, 1999, and 100% of our net revenue substantially depend on this product for our near-term revenue. Any decline in the pr or its failure to achieve broad market acceptance, would seriously harm our business. and a significant portion of our future revenue will depend on the commercial success customers do not widely adopt, purchase and successfully deploy our products, our rev business will be seriously harmed.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN R CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WO

Our customer base is limited and highly concentrated. We began in the quarter ended June 30, 1999. Three customers accounted for an aggregate of 94% 30, 1999, an aggregate of 99% of our net revenue in the quarter ended October 1, 1999 quarter ended December 31, 1999, and an aggregate of 99% in the quarter ended March 3 Worldcom, collectively MCI Worldcom, accounted for 92% of our net revenue in the quar ended December 31, 1999, and 90% in the quarter ended March 31, 2000. We expect that depend on sales of our products to a small number of customers.

If current customers do not continue to place significant orde In addition, any downturn in the business of existing customers could result in signi which could seriously harm our revenues and results of operations.

Sales to any single customer may vary significantly from quarter t industry tend to order large quantities of products on an irregular basis. They base system in a particular geographic area and may not order additional products until th This means that customers who account for a significant portion of our net revenue in succeeding quarter. These ordering patterns can result in significant quarterly fluct

WE MUST RAPIDLY EXPAND OUR MANUFACTURING CAPACITY OR WE WILL NO CUSTOMERS IN A TIMELY MANNER

We must devote significant resources in order to expand our ma rapidly increasing our manufacturing capacity or in manufacturing products at high vo operations in the quarter ended June 30, 1999. We will be required to hire, train and manufacturing personnel in order to increase our production capacity. In March 2000 w facility adjacent to our headquarters in Fremont, California. We will need to invest to fully utilize this increased manufacturing capacity. We also have some of our subc party contract manufacturer located in China. Expanding our manufacturing capacity at will require management's time. There are numerous risks associated with rapidly incr the inability to procure and install the necessary equipment;

  lack of availability of manufacturing personnel;

  difficulties in achieving adequate yields from new manufacturing lines; and

  the inability to match future order volumes with capacity.

If we are unable to expand our manufacturing capacity in a timely demand, we will have excess capacity or insufficient capacity, either of which will s

Our planned manufacturing expansion and related capital expend level of customer orders that may not be realized or, if realized, may not be sustain levels of customer orders are not received, our gross margins will decline and we wil quickly enough to prevent a decline in our operating results.

BECAUSE WE EXPECT TO DEPEND ON A THIRD PARTY LOCATED IN CHINA TO M FOR US, WE MAY HAVE DIFFICULTIES OBTAINING A SUFFICIENT AMOUNT OF HIGH QUALITY FULFILL CUSTOMER ORDERS

We have entered into a five-year agreement with CMI, a Califor CMI, located in Tianjin, China, manufactures optical subcomponents for us. CMI has a subcomponents. As a result, CMI may not meet our technological or delivery requiremen could harm our ability to meet our scheduled product deliveries to our customers, whi potential customers. In addition, the products that CMI builds for us may be insuffic needs. The inability of CMI to provide us with adequate supplies of high-quality prod ability to fulfill customer orders while we obtain a replacement manufacturer and cou

CMI manufactures limited quantities of subcomponents for us at building a larger manufacturing facility in Tianjin, it will not be operational until 2000. If this larger facility is not completed on time, or at all, it may be more dif

To successfully meet our overall production goals, we will als in California and CMI's operations in China. We have no experience in coordinating an located on different continents or in the transfer of manufacturing operations from o between our headquarters in California and CMI's manufacturing facility in China will relationship and oversee operations there to assure product quality and timely delive manage multiple sites or to transfer our manufacturing operations could seriously har

Because CMI's manufacturing facility is located in China, CMI instability in China and the possible imposition of restrictive trade regulations and foreign currency exchange rate fluctuations and lack of adequate protection of intell

UNDER OUR LICENSE AGREEMENT WITH CMI, CMI CAN MANUFACTURE AND S TECHNOLOGY TO OUR POTENTIAL COMPETITORS, WHICH COULD HARM OUR MARKET POSITION

Under the agreement with CMI, we have granted licenses to to use and sell worldwide, the licensed subcomponents. We also granted them a license manufacturing process know-how in China and the United States. These licenses are exc a result, CMI can manufacture and sell optical subcomponents based on our technology competitors. Furthermore, unless the license is terminated, we cannot use an addition China.

BECAUSE WE DEPEND ON SINGLE OR LIMITED SOURCES OF SUPPLY WITH L COMPONENTS IN OUR PRODUCTS, WE COULD ENCOUNTER DIFFICULTIES IN MEETING SCHEDUL COULD CAUSE CUSTOMERS TO CANCEL ORDERS

We currently purchase several key components used in our p supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI, Sumitomo Corporation of Am These key components include filters, lenses and specialty glass. Recent acquisitions competitors have resulted in fewer sources of supply. In addition, a third party coul suppliers and cut off our access to raw materials or components. Obtaining components we must qualify each new supplier, and this process is time-consuming and expensive. its acquisition of Casix, Inc., which could further limit our supplies of components obtaining the necessary components for our products at a reasonable price if the tren continues. In addition, we have no guaranteed supply arrangement with any of these su purchase orders. Further, we have experienced delays and problems in obtaining filter these supplies in a timely manner in the future. Any interruption or delay in the sup inability to obtain these components from alternate sources at acceptable prices and impair our ability to meet scheduled product deliveries to our customers and could ca times for components vary significantly and depend on numerous factors, including the contract terms and market demand for a component at a given time. For substantial inc longer-than-normal lead times and some may need at least six months.

Furthermore, financial or other difficulties faced by thes for these components, could limit the availability of these components.

OUR LENGTHY AND VARIABLE QUALIFICATION AND SALES CYCLE MAKES IT SALE OR WHETHER A SALE WILL BE MADE, WHICH MAY CAUSE US TO HAVE EXCESS MANUFAC IMPACT OUR OPERATING RESULTS

Customers typically expend significant efforts in evaluati manufacturing process. This evaluation and qualification process frequently results i three to nine months and sometimes longer. While our customers are evaluating our pro we may incur substantial sales and marketing and research and development expenses, e manufacturing capacity and order long-lead-time supplies prior to receiving an order. possible a potential customer will not purchase our products for deployment. In addit to unplanned processing and other delays, particularly with respect to larger custome small percentage of their overall purchase activity.

If we increase capacity and order supplies in anticipation gross margins will decline and we will have to carry or write off excess inventory. E manufacturing capacity that we add to service the customer's requirements may be unde situation could cause our results of operations to be below the expectations of inves in turn, cause the price of our common stock to decline. Our long sales cycles, as we communications industry to sporadically place large orders with short lead times, may vary significantly and unexpectedly from quarter to quarter.

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY EXPERIENCE MANUFACTURING DELAYS, WHICH COULD CAUSE US TO LOSE ORDERS OR CUSTOM

We currently use a rolling 12-month forecast based primari limited product order history to determine our requirements for components and materi them internally as well. It is very important that we accurately predict both the dem to obtain the necessary components and raw materials. Lead times for materials and co depend on factors such as the specific supplier, the size of the order, contract term time. If we underestimate our requirements, both our company and CMI may have inadequ could interrupt manufacturing of our products and result in delays in shipments and r we could have excess inventory of parts. We also may experience shortages of componen the manufacturing of our products and could cause us to lose orders or customers.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS IN A COST- RELIABILITY, THIS COULD DELAY PRODUCT SHIPMENTS TO OUR CUSTOMERS OR REQUIRE US TO DEV IMPAIR OUR OPERATING RESULTS

The manufacture of our products involves complex and precise p processes or those of our suppliers, or their or our inadvertent use of defective mat manufacturing yields and product reliability. Because the majority of our manufacturi yields are critical to our results of operations. Lower than expected production yiel gross margins. We may not obtain acceptable yields in the future.

In some cases, existing manufacturing techniques, which involv cost-effectively meet our production goals so that we maintain acceptable gross margi customers. We will need to develop new manufacturing processes and techniques that wi increase our gross margins and achieve the targeted cost levels of our customers. We will fully satisfy customer demands.

Because we plan to regularly, we must effectively transfer production information from our product devel and coordinate our efforts with those of our suppliers to rapidly achieve volume prod process or if we experience delays, disruptions or quality control problems in our ma products to our customers could be delayed.

New products also often initially have lower manufacturing yie lower quantities than more mature products. Manufacturing yields generally improve a increase. Manufacturing yields also vary depending on the complexity and uniqueness product prices, small variations in manufacturing yields may have a significant impac

WE WILL LOSE SIGNIFICANT CUSTOMER SALES AND OPPORTUNITIES AND M NOT QUALIFY OUR PRODUCTS TO BE DESIGNED INTO THEIR PRODUCTS AND SYSTEMS

In the communications industry, service providers and opti extensive qualification processes prior to placing orders for large quantities of pro function as part of a larger system or network. Once they decide to use a particular potential customers design the product into their system, which is known as a design- are not designed in are unlikely to make sales to that company until at least the ado many companies may be reluctant to design entirely new products into their new system redesign efforts. If we fail to achieve design-in wins in our potential customer's qu opportunity for significant sales to that customer for a lengthy period of time.

WE WILL NOT ATTRACT ORDERS AND CUSTOMERS OR WE MAY LOSE CURRENT SUCCESSFUL IN OUR INDUSTRY IF WE ARE UNABLE TO COMMIT TO DELIVER SUFFICIENT QU CUSTOMERS' NEEDS

Communications service providers and optical systems manuf commit to provide specified quantities of products over a given period of time. If we quantities of our products to satisfy a customer's anticipated needs, we will lose th sales to that customer for a lengthy period of time. We are just beginning to receive while simultaneously increasing our manufacturing capacity. If we do not have suffici commit to provide customers with specified quantities of products, we will be unable customers.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOL DROPPED FROM SUPPLY PROGRAMS AND OUR OPERATING RESULTS COULD SUFFER

Customers generally will not purchase any of our products, units, before they qualify our products, approve our manufacturing process and approv manufacturing line, as well as each new manufacturing line, must pass through various Customers may require that we be certified under international quality standards, suc qualified to specific customer requirements. This customer approval process determine customers' quality, performance and reliability standards. In order for CMI to manufa the future, their manufacturing line would also need to be qualified by our customers certification may cause a product to be dropped from a long-term supply program and r over the term of that program.

IF WE ARE UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMEN OF OUR PRODUCTS WILL SUFFER AND WE WILL NOT BE SUCCESSFUL

Our future success depends on our ability to anticipate ma those needs. Any failure to predict market needs accurately or to develop new product will substantially decrease market acceptance and sales of our products. In addition, new technologies are introduced and incorporated into new and improved products. In p product, which incorporates our PowerFilter product and additional functionality, wil applications. We must continue to develop state-of-the-art products and introduce the be successful. We introduced our PowerShaper product, which is currently in the beta continuing to develop our PowerMux product to full capacity. If the development of an anticipate, or if we are unable to develop and introduce these products to the commer will not gain market share. Even if we are able to develop and commercially introduce assure you that the new products or enhancements will achieve widespread market accep our other future products to achieve market acceptance could significantly harm our b

WE MAY EXPERIENCE INCREASED COMPETITION FROM COMPANIES IN THE P OPTICAL SYSTEMS AND COMPONENT INDUSTRY, WHICH COULD CAUSE REDUCED SALES LEVELS AND RE OR LOSS OF MARKET SHARE

The markets we are targeting are new and rapidly evolving, competitive in the future. While we do not have any direct competitors in the photoni other companies will expand into our market in the future, and introduce competitive from public and private companies providing products that address the same optical ne development of alternative solutions to optical transmission problems by competitors, manufacture components, could significantly limit our growth.

Some companies in the optical systems and component indust Lucent Technologies, Nortel Networks, Alcatel, Fujitsu, JDS Uniphase and E-Tek Dynami longer operating histories and significantly greater financial, technical, marketing these competitors are able to devote greater resources to the development, promotion, addition, our competitors that have large market capitalizations or cash reserves are other companies in order to gain new technologies or products that may displace our p give our competitors a strategic advantage. Many of our potential competitors have si support organizations than we do. In addition, many of our competitors have much grea customer bases, better developed distribution channels and broader product offerings customer bases and broader product offerings and adopt aggressive pricing policies to potential customers that, due to existing relationships with our competitors, are com competitors. As a result, these potential customers may not consider purchasing our p

Existing and potential customers are also our potential co acquire additional competitive products or technologies in the future, which may caus us. In addition, customers who are also competitors may unfairly disparage our produc advantage.

As a result of these factors, we expect that competitive p reduced margins and loss of market share.

IF WE DO NOT SUBSTANTIALLY EXPAND OUR DIRECT AND INDIRECT SALES INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS AND OUR REVENUES WILL SUFF

Our products and services require a long, involved sales e our prospective customers' organizations. Therefore, our sales effort requires the pr specialized system and application engineers working together with dedicated salesper number of dedicated salespersons, we need to hire additional qualified sales personne Competition for these individuals is intense, and we might not be able to hire the ty application engineers we need.

In addition, we believe that our future success depends si relationships successfully with a variety of distribution partners, such as original and distributors, both domestically and internationally. To date, we have entered int one distributor in Israel and one sales representative in Italy. These distributors a that compete with our products. We cannot be certain that we will be able distribution partners on a timely basis or at all, or that our distribution partners resources to selling our products. Even if we enter into agreements with additional d increased product sales.

If we are unable to expand our direct and indirect sales o market awareness or sales of our products, which may prevent us from increasing our r

IF THE COMMUNICATIONS INDUSTRY DOES NOT ACHIEVE A RAPID AND WID OUR BUSINESS WILL NOT SUCCEED

The market for our products is relatively new. Future dema depend to a great degree on the speed of the widespread adoption of optical networks. market for our products and the growth of our business will be significantly limited.

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A WIDESPREAD COM FOR OUR PRODUCTS MAY DECLINE SIGNIFICANTLY

Our future success depends on the continued growth of the and communication and the continuing demand for increased bandwidth over communicatio to expand as a widespread communication medium and commercial marketplace, the need f networks and the market for optical transmission products may not develop. As a resul achieve commercial success.

OUR MARKET IS NEW AND IS CHARACTERIZED BY RAPID TECHNOLOGICAL C DO NOT RESPOND IN A TIMELY MANNER, OUR PRODUCTS WILL NOT ACHIEVE MARKET ACCEPT

The communications market is characterized by rapid techno introductions, changes in customer requirements and evolving industry standards. In d continue to make, assumptions with respect to which standards will be adopted within actually adopted are different from those that we have chosen to support, our product acceptance.

OUR PRODUCTS MAY HAVE DEFECTS THAT ARE NOT DETECTED UNTIL FULL COULD RESULT IN A LOSS OF CUSTOMERS, DAMAGE TO OUR REPUTATION AND SUBSTANTIAL

Our products are designed to be deployed in large and comp with other components of the system, both current and future. Our products can only b networks for long periods of time. Our customers may discover errors, defects or inco been fully deployed and operated under peak stress conditions. They may also have err only after a system upgrade is installed. If we are unable to fix errors or other pro loss of customers;

  loss of or delay in revenues;

  loss of market share;

  loss or damage to our brand and reputation;

  inability to attract new customers or achieve market acceptance;

  diversion of development resources;

  increased service and warranty costs;

  legal actions by our customers; and

  increased insurance costs.

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL C PROCEDURES AS WELL AS EXPAND, TRAIN AND MANAGE OUR WORKFORCE, OUR BUSINESS MAY

We continue to expand the scope of our operations domestically number of our employees substantially. We have grown from no revenue in the quarter e quarter ended October 1, 1999, $6.5 million in the quarter ended December 31, 1999 a 2000. At March 31, 1999, we had a total of 45 employees, at October 1, 1999, we had a we had 251 employees, and at March 31, 2000, we had 412 employees. In addition, we pl over the next several quarters. We currently operate facilities in Fremont, Californi recently begun manufacturing subcomponents for us in China. In addition, we have a sa Newtown, Pennsylvania. The growth in employees and in revenue, combined with the chal operations, has placed, and our anticipated growth in future operations will continue management systems and resources. We expect that we will need to continue to improve reporting systems and procedures, and will need to continue to expand, train and mana

WE DEPEND ON A SINGLE APPLICATION SERVICE PROVIDER FOR INFORMAT IS A SERVICE INTERRUPTION, WE MAY HAVE DIFFICULTY IN ACCESSING DATA THAT IS CR

We rely on a single application service provider, Aristasoft C management information system and support for this system. Aristasoft recently began us on a regular basis and we are one of their few customers. All of our financial rec are stored on Aristasoft's computer system and are only accessible over the Internet. outages in the past, which could make it difficult for us to access our data. From ti and delays in accessing our data. Lack of direct control over our management informat when needed could harm our business.

We do not have an agreement with Aristasoft requiring it to pr and they could terminate their relationship with us on short notice. If we needed to might be unable to do so on a timely basis, or at all. The services are provided on a offsite data facilities and accessed via communications links from our facility. We c to manage a scalable and reliable information technology infrastructure to support th providing services to us or if there is a service interruption, our ability to proces prepare invoices and manage our day-to-day financial transactions would be harmed, an

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY I ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COUL

Our future success depends upon the continued services of our Alessandrini, our Chief Executive Officer, and Xiaofan (Simon) Cao, our Senior Vice P engineering, sales, marketing, manufacturing and support personnel. None of our offic agreement for any specific term and these personnel may terminate their employment at person" life insurance policies covering any of our employees.

We must hire a significant number of additional employees in t and manufacturing personnel. Our ability to continue to attract and retain highly ski determining whether we will be successful in the future. Competition for highly skill Francisco Bay Area. We may not be successful in attracting, assimilating or retaining future needs. Our planned growth will place a significant demand on our management an our management team have only been with us for a relatively short period of time. For in March 1999, and six of our ten current executive officers have joined us since the effectively together could seriously harm our business.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, THESE CLAIMS COUL AWAY FROM OUR OPERATIONS AND COULD CAUSE US TO INCUR SUBSTANTIAL COSTS IN DEFE

Companies in our industry whose employees accept positions competitors have engaged in unfair hiring practices. For instance, in December 1999, us. E-Tek's complaint alleges that we have participated in the illegal recruiting of complaint is without merit, we will incur costs in defending this lawsuit, including you that we will not receive claims of this kind in the future as we seek to hire qua result in litigation. We could incur substantial costs in defending ourselves against outcomes. In addition, defending ourselves from these claims could divert the attenti operations.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, THIS TE WOULD MAKE IT DIFFICULT TO COMPETE IN OUR INDUSTRY

We rely on a combination of patent, copyright, trademark a disclosure to protect our intellectual property rights. Although we have been recentl cannot assure you that the 27 U.S. patent applications and six foreign patent applica jointly filed, will be approved, that any patents that may issue will protect our int will not be challenged by third parties. Furthermore, other parties may independently design around any patents that may be issued to us. We use various methods to attempt However, we cannot be certain that the steps we have taken will prevent the misapprop particularly in foreign countries, such as China, where the laws may not protect our States.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY BECOME UNAVAILA MAY BECOME UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS, WHICH WOUL BUSINESS

From time to time we may be required to license technology product enhancements. We cannot assure you that third-party licenses will be availabl all. The inability to obtain any third-party license required to develop new products obtain substitute technology of lower quality or performance standards or at greater operating our business.

We license technology from Fujitsu that is critical to our subject to termination upon the acquisition of more than a 50% interest in us by cert Thus, if we are acquired by any of these specified companies, we will lose this licen provision may have an anti-takeover effect in that it would discourage those specifie us.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PR MANAGEMENT ATTENTION, CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING

In recent years, there has been significant litigation in the intellectual property rights. As a result of the proliferation of the Internet and ot and we expect that there will continue to be, an increasing amount of this litigation technology industry aggressively use their patent portfolios to bring infringement cl is possible that we may be a party to litigation in the future to protect our intelle infringement of others' intellectual property. These claims and any resulting lawsuit significant liability for damages and invalidation of our proprietary rights. These l likely be time-consuming and expensive to resolve and would divert management time an property litigation also could force us to do one or more of the following:

  stop selling, incorporating or using our products that use the challenged intellectual property;

  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  redesign the products that use the technology.

If we are forced to take any of these actions, our busines general liability insurance, our insurance may not cover potential claims of this typ all liability that may be imposed.

We may in the future initiate claims or litigation against proprietary rights in order to determine the scope and validity of our proprietary ri These claims could result in costly litigation and the diversion of our technical and

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT MANUFACTURING, MARKETING AND DISTRIBUTING OUR PRODUCTS INTERNATIONALLY

We are expanding our international operations, including h China. This expansion requires significant management attention and financial resourc international sales and support channels and manufacturing. We may not be able to est for our products. We currently have little or no experience in manufacturing, marketi internationally.

In addition, international operations are subject to inherent risk greater difficulty in accounts receivable collection and longer collection periods;

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

While we expect our international revenues and expenses to a portion of our international revenues and expenses may be denominated in foreign cu experience the risks of fluctuating currencies and could choose to engage in currency

WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRI ALL OR PART OF their INVESTMENT

We have been a publicly traded company since February 4, 2 common stock has fluctuated significantly. We expect that in the future the market pr fluctuate significantly in response to changes in the general conditions of the equit segment in which we participate, and to a number of company specific factors, some of quarterly variations in our operating results;

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

WE FACE A NUMBER OF UNKNOWN RISKS ASSOCIATED WITH THE YEAR 2000 PR OR IMPAIR THE USE OF OUR PRODUCTS BY OUR CUSTOMERS

Despite the passing of January 1, 2000 and February 29, 2000, our suppliers, vendo providers could still experience year 2000 problems. If any year 2000 related failur in, or a failure of, our normal business activities or operations. If a year 2000 pr which party's products have caused the problem. These failures could interrupt our o customers. Due to the general uncertainty inherent in the year 2000 problem with reg we are unable to determine at this time whether year 2000 failures could harm our bus

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve income we receive from our investments without significantly increasing risk. Some of subject to market risk. This means that a change in prevailing interest rates may cau fluctuate. For example, if we hold a security that was issued with a fixed interest r prevailing interest rate later rises, the principal amount of the investment will pro maintain our portfolio of cash equivalents, short-term investments and long-term inve money market funds, commercial paper and government and non-government debt securitie subject to market risk because the interest paid on such funds fluctuates with the pr short-term nature of our cash equivalents and investments, we believe that there is quantitative tabular disclosures are required.

Exchange Rate Sensitivity

We operate primarily in the United States, and all sales to date h there has not been any material exposure to foreign currency rate fluctuations.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 7, 1999, before the effective date of our initial publ complaint with the Superior Court of California, County of Santa Clara. E-Tek initial not associated with Avanex Corporation, as defendants in the complaint; and E-Tek has Ning, an employee of Avanex, as an additional named defendant. E-Tek's complaint alle have participated in illegal recruitment of E-Tek employees. Specifically and without though Edward Ning, who then worked through Ma Li, to recruit and hire E-Tek employee We believe that this allegation is without merit. E-Tek seeks a permanent injuction, and attorney's fees.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We expect to use the net proceeds from the sale of the common working capital and capital expenditures. The amounts actually expended for such purp a number of factors, including the Company's future revenues and cash generated by op "Risk Factors." Accordingly, the Company retains broad discretion in the allocation o of the net proceeds may also be used to acquire or invest in complementary businesses there are no current material agreements or commitments with respect to any such acti

Item 4. Submission of Matters to a Vote of Security Holders

On January 26, 2000, Avanex Corporation, a California Corporation ("Avanex Ca owned subsidiary, Avanex Corporation, a Delaware corporation ("Avanex Delaware&q purpose of changing its state of incorporation from California to Delaware (the " Reincorporation (amongst other things) the shareholders of Avanex California exchange preferred stock in Avanex California for three shares of common stock or three shares respectively. Avanex Delaware succeeded to all of the assets, rights, powers and pro California's 1998 Stock Plan, as amended, its 1999 Director Option Plan and its 1999 Plans"). The authorized number of shares under the Benefit Plans also increased authorized number. The actions described under this Item 4 reflect the situation fol

On January 14, 2000 shareholders (the "Annual Meeting"). Out of the shareholders entitled to ca 23,346,090 shares of preferred stock at the Annual Meeting, there were present in per shares of common stock and no shares of preferred stock, and present by proxy shareho common stock and 13,929,350 shares of preferred stock. Common stock and preferred sto one vote.

At the Annual Meeting the shareholders elected Messrs. Gregor Cerf as new members to the Board of Directors. The shareholders also elected Walter Brooks and Michael Goguen should continue as members of the Board of Directors for ad common stock and preferred stock voting at the Annual Meeting, either in person or by voted for the election of Simon Cao as a member of the Board of Directors, a sharehol shareholders holding 1,356,250 shares voted against. Out of the 24,172,886 shares of Annual Meeting, either in person or by proxy, shareholders holding 24,152,886 shares Reyes, Joel Smith, Federico Faggin, Vinton Cerf, Walter Alessandrini, Seth Nieman, To Board of Directors, and a shareholder holding 20,000 shares withheld.

In addition, the shareholders of Avanex California at the Annu the reincorporation of the Company from California to Delaware including a three-for- of the reincorporation (ii) an amendment to the Company's 1998 Stock Plan to among ot reserved for issuance thereunder by 7,500,000 shares, (b) provide for an automatic in reserved thereunder in the amount of 6,000,000 shares, 4.9% of the Company's outstand shares as the Company's Board of Directors may determine; (iii) the Company's 1999 Di 300,000 shares of Common Stock thereunder, with an automatic annual increase in the n issuance thereunder; (iv) the Company's 1999 Employee Stock Purchase Plan and the res issuance thereunder, with an automatic annual increase in the number of shares of Com indemnification agreements for our officers and directors; (vi) the reduction in the 10,000,000 shares; and (vii) the appointment of Ernst & Young LLP as our independ common stock and preferred stock voting at the Annual Meeting, either in person or by shares voted for matters set forth in items (i) through (vi) above. Out of the 24,172 voting at the Annual Meeting, either in person or by proxy, shareholders holding 24,0 item (vii) above for the appointment of Ernst & Young LLP, and a shareholder hold

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on February 9, 2000.
10.38	Lease Agreement between Stevenson Business Park, LLC and Avanex Corporation dated Mar
27.1	Financial Data Schedule (Filed Electronically)

(b) Reports on Form 8-K: None

AVANEX CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 193 to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION

(Registrant)

By:	/s/ JESSY CHAO

Jessy Chao
Vice President, Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: May 12, 2000

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on February 9, 2000.
10.38	Lease Agreement between Stevenson Business Park, LLC and Avanex Corporation dated Mar
27.1	Financial Data Schedule (Filed Electronically)