Form 10-Q/A
period 2000-03-31
AVANEX CORP
filed 2000-05-16
CIK 1056794

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ]   No [X]

    There were 64,189,305 shares of the Company's Common Stock, par value $.001, outstanding on May 1, 2000.

AVANEX CORPORATION
FORM 10-Q/A
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

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

SIGNATURES

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

                                                          March 31,      June 30,
                                                            2000          1999
                                                       ------------  ------------

                          ASSETS
Current assets:
  Cash and cash equivalents...........................      $4,784        $1,756
  Short-term investments..............................     193,317         1,968
  Accounts receivable, net............................       4,034           272
  Inventories.........................................       5,871           626
  Employee receivables and other current assets.......       3,480           468
                                                       ------------  ------------
    Total current assets..............................     211,486         5,090
Property and equipment, net...........................      10,437         1,671
Long-term investments.................................      48,628           --
Other assets..........................................       1,619            55
                                                       ------------  ------------
        Total assets..................................    $272,170        $6,816
                                                       ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings...............................      $1,713          $735
  Accounts payable....................................       5,050           990
  Accrued compensation and related expenses...........       1,642           242
  Warranty provison...................................         964            51
  Other accrued expenses..............................       1,997           207
  Deferred revenue....................................         437           --
  Current portion of capital lease obligations........         755           205
                                                       ------------  ------------
    Total current liabilities.........................      12,558         2,430

Capital lease obligations.............................       2,275           563

Commitments

Redeemable convertible preferred stock................         --         10,357

Stockholders' equity (deficit):
  Common stock........................................          64            18
  Additional paid-in capital..........................     387,616        14,483
  Notes receivable from stockholders..................      (5,173)         (326)
  Deferred compensation...............................     (45,810)      (10,351)
  Accumulated deficit.................................     (79,360)      (10,358)
                                                       ------------  ------------
    Total stockholders' equity (deficit)..............     257,337        (6,534)
                                                       ------------  ------------
        Total liabilities and stockholders' equity
          (deficit)...................................    $272,170        $6,816
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

INTEREST INCOME, NET

Net interest income includes income on cash investments partially offset by expenses related to financing obligations. Net interest income was $2.0 million in the three months ended March 31, 2000 and $1.9 million in the nine months ended March 31, 2000. This compares with net interest income of $21,000 in the three months ended March 31, 1999 and $23,000 in the nine months ended March 31, 1999. The increase in net interest income is a direct result of investing the approximately $228 million cash proceeds, net of issuance costs, we received from our underwriters upon the closing of our initial public offering on on February 9, 2000.

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

In addition, the shareholders of Avanex California at the Annual Meeting approved, among other things, (i) the reincorporation of the Company from California to Delaware including a three-for-two stock exchange that took effect at the time of the reincorporation (ii) an amendment to the Company's 1998 Stock Plan to among other things (a) increase the number of shares reserved for issuance thereunder by 7,500,000 shares, (b) provide for an automatic increase in the number of shares of Common Stock reserved thereunder in the amount of 6,000,000 shares, 4.9% of the Company's outstanding capital stock or such lesser number of shares as the Company's Board of Directors may determine; (iii) the Company's 1999 Director Option Plan and (a) the reservation of 300,000 shares of Common Stock thereunder, with an automatic annual increase in the number of shares of Common Stock reserved for issuance thereunder; (iv) the Company's 1999 Employee Stock Purchase Plan and the reservation of 525,000 shares of Common Stock for issuance thereunder, with an automatic annual increase in the number of shares of Common Stock reserved for issuance thereunder; (v) indemnification agreements for our officers and directors; (vi) the reduction in the amount of authorized preferred stock to 10,000,000 shares; and (vii) the appointment of Ernst & Young LLP as our independent auditors. Out of the 24,172,886 shares of common stock and preferred stock voting at the Annual Meeting, either in person or by proxy, shareholders holding all 24,172,886 shares voted for matters set forth in items (i) through (vi) above. Out of the 24,172,886 shares of common stock and preferred stock voting at the Annual Meeting, either in person or by proxy, shareholders holding 24,042,886 shares voted for the matter set forth in item (vii) above for the appointment of Ernst & Young LLP, and a shareholder holding 130,000 withheld.

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