Form 10-K
period 2000-06-30
AVANEX CORP
filed 2000-09-21
CIK 1056794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES ACT OF 1934

                        FOR THE YEAR ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                    COMMISSION FILE NUMBER 0-
                            ------------------------

                               AVANEX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                     DELAWARE                                           94-3285348
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                            ------------------------

                           40919 ENCYCLOPEDIA CIRCLE
                           FREMONT, CALIFORNIA 94538
                                 (510) 897-4188
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,261,616,552 as of September 1, 2000, based upon the closing price on the Nasdaq National Market reported for such date.

     64,425,963 shares of the Registrant's Common Stock, $.001 par value, were outstanding at September 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement which will be filed with the Commission pursuant to Section 14a in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AVANEX CORPORATION

                                   FORM 10-K
                            YEAR ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   31
Item 3.   Legal Proceedings...........................................   31
Item 4.   Submission of Matters to a Vote of Security Holders.........   31

                                  PART II
Item      Market For Registrant's Common Equity and Related
  5.....  Stockholder Matters.........................................   32
Item 6.   Selected Financial Data.....................................   34
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   34
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   42
Item      Financial Statements and Supplementary Data.................
  8.....                                                                 43
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................   63

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   63
Item 11.  Executive Compensation......................................   63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   63
Item 13.  Certain Relationships and Related Transactions..............   63

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   64
Schedule II -- AVANEX Corporation Valuation and Qualifying Accounts...   64
Signatures............................................................   68

                                  EXHIBITS
10.8.15   Restricted Stock Purchase Agreement, including Security
          Agreement and Promissory Note, between the Registrant and Brian Kinard dated October 22, 1999
10.8.16   Restricted Stock Purchase Agreement, including Security
          Agreement and Promissory Note, between the Registrant and Brett Casebolt dated January 31, 2000
10.31     Revolving Credit and Security Agreement between Comerica
          Bank-California and the Registrant dated July 10, 2000
21.1      List of subsidiaries of the Registrant
23.1      Consent of Independent Auditors
27.1      Edgar Financial Data Schedule

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

     Avanex Corporation is a leading global provider of cost-effective, high-performance photonic processing solutions that enable optical communications networks to achieve next-generation performance. The company's photonic processing solutions are used by fiber optic transmission systems providers and their network carrier customers to enhance system performance and deliver resulting increases in network speed and capacity.

     Communications network carriers are deploying fiber optic transmission systems to improve the networks' ability to transmit and manage the high volume of voice and data traffic generated by the growth of the Internet. Our photonic processing technologies are designed to increase the performance of these optical transmission systems.

     Fundamentally, photonic processing technologies increase the speed and capacity of fiber optic networks. More specifically, they directly increase the number of data-carrying wavelengths of light that can travel on optical networks, and they extend the distance an optical signal can travel without electrical regeneration. Electrical regeneration adds expense and complexity to network transmission systems. Unlike optical system components, photonic processing solutions from Avanex perform optical signal processing and influence systems architecture. And unlike optical systems, photonic processors are micro-optics based, passive devices with built-in optical processing algorithms.

     We are currently providing two photonic processing solutions through commercial shipments of our PowerFilter(TM) Wavelength Separators and PowerMux(TM) Wavelength Channel Processors. The PowerFilter, Avanex's initial product, has been shipping to customers in volume since October 1999 and has provided the bulk of our early revenue. Shipments of the PowerMux, which incorporates our PowerFilter and adds functionality, began in March 2000. We anticipate that the PowerMux will replace the PowerFilter in most applications and be an increasing source of revenue to us. The PowerShaper Dispersion Management Processor is expected to begin commercial shipments during the second quarter of fiscal 2001. Additional new photonic processing solutions are in the alpha and beta testing stages.

     Current customers for Avanex photonic processors include; WorldCom, Inc., Nortel Networks Corporation, Lucent Technologies, Fujitsu Ltd., Hitachi Ltd., Sycamore Networks Inc., Sorrento Networks, Cogent Communications, and Cisco Systems, Inc.

     We were incorporated in October 1997 as a California corporation, and in January 2000, prior to our initial public offering, we were reincorporated in Delaware.

     We have experienced a period of rapid growth during fiscal year 2000. The number of personnel in our workforce has grown from 60 people by June 30, 1999 to 834 people by September 1, 2000. We have expanded our headquarters and manufacturing facility to 145,000 square feet by leasing an adjacent building of 91,000 square feet. In addition, Avanex's The Photonics Center(TM) is being moved to a new location in Richardson, Texas, that contains roughly three times the space of the current site. The Photonics Center is a unique customer demonstration and training center and product development center that houses our own, dedicated 3,000-kilometer simulated optical network.

     On July 25, 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. of Hudson, Massachusetts, a developer and manufacturer of holographic diffraction gratings that are a key element of Avanex's next generation PowerMux line of photonic processing solutions. This facility operates as a wholly-owned subsidiary of Avanex Corporation.

     On October 29, 1999, Avanex Cayman, a corporation organized under the laws of the Cayman Islands, was formed as a wholly owned subsidiary of us, and we transferred certain intellectual property to Avanex Cayman. In December 1999, Avanex Cayman and Avanex Corporation entered into a Cost Sharing

Agreement whereby Avanex Cayman granted to us rights to certain existing intellectual property and other developed intellectual property, and both parties agree to share the cost of further research and development.

     We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI, Sumitomo Corporation of America, Casix, Inc., Browave Corporation, Agilent, and New Focus, Inc. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders.

     We also currently have some of our subcomponents manufactured by Tianjin Concord Micro-Optics, Inc., which is located in Tianjin, China, formerly a wholly-owned subsidiary of Concord Micro-Optics, Inc., a California-based company. Tianjin Concord Micro-Optics, Inc. is now a subsidiary of Hon Hai Precision Industry Co., Ltd., a company organized under the laws of Taiwan ("CMI"). In addition, we plan to have some of our subcomponents and products manufactured by additional third-party contract manufacturers.

                                    INDUSTRY

     The global communications infrastructure was built to accommodate voice traffic. This voice network was designed using circuit-switched technology that provides each data stream, such as a telephone call between two points, with a dedicated channel, or circuit, for the duration of the call. This approach is efficient for voice communications, which are low bit-rate, or low data-rate transmissions among fixed geographic locations, and which are symmetrical, involving the exchange of relatively equal amounts of information between parties.

     Today, the growth of the Internet and the related increase in activities such as electronic commerce, the transmission of large data files, Internet-based businesses and telecommuting have caused a significant increase in the volume of non-voice traffic across the communications infrastructure. According to Ryan, Hankin & Kent, a leading market research and consulting firm, Internet traffic will increase from 350,000 terabytes per month, or TBpM, at the end of 1999 to more than 15 million TBpM in 2003. In addition, data transmissions have different characteristics than voice transmissions. Data transmissions are characterized by large, relatively short-duration bursts of data traffic followed by relatively long periods of silence. Further data traffic is often asymmetrical and occurs among multiple geographic locations. Consequently, the original circuit-switched network approach is proving to be inefficient and inadequate for today's needs.

     To cope with this increase in traffic and significant change in traffic type, communications network providers have focused on delivering improvements that provide more network capacity, or bandwidth, and increased transmission speed. Paradoxically, the increase in performance of communications networks, including the Internet, has attracted new users, more applications and an even greater demand for bandwidth. The resulting need for additional network capacity and performance has created a business environment in which network improvements and increases in available bandwidth are constantly matched by advances in the applications and services generating this demand.

     In their effort to overcome the limitations of circuit-switched networks, service providers have implemented various enhancements such as advanced switching technology and equipment. Most significantly, the transport layer is being upgraded from electrical transmission over copper wires to optical transmission. Optical transmission technology transfers data in the form of pulses of light along optical fibers, which are bundled together in fiber optic cable. Optical transmission provides enormously higher quality and capacity than electrical transmission.

     Meeting the demand for bandwidth by deploying additional fiber optic cable is both costly and complicated. Furthermore, the costs associated with laying the cable underground and the purchasing of rights of way increase significantly when the fiber optic cable is deployed in metropolitan areas.

     Therefore, additional enhancements to the communications infrastructure have been developed, including dense wavelength division multiplexing, or DWDM, to greatly increase the capacity of the existing fiber optic infrastructure, which obviates the need to deploy additional fiber optic cable. DWDM allows numerous light signals, or wavelength channels, to travel down a single optical fiber as a composite optical signal.

     While DWDM technology offers tremendous promise, it also faces challenges. As data-carrying light travels over long fiber distances, they begin to lose definition and intensity. One solution is periodic electrical regeneration, in which the signal is converted from optical to electrical, boosted and converted back to optical for continued transmission. Electrical regeneration, however, is costly and adds complexity to network operations.

     Secondly, although multiplexing is useful for extremely high-capacity lines traveling long distances, there is no effective system for switching or routing data and telephone calls within the framework of current network architectures. Several equipment vendors have announced breakthroughs in optical switching, but the technology remains in the development and testing stage.

     At a more fundamental level, today's networks are being managed within the constraints of the traditional, circuit-switch architecture. We believe a transition to a next-generation optical architecture relying on increasing the number of available light wavelengths must occur as the only effective solution to meeting the increasing bandwidth demand.

TECHNOLOGICAL CHALLENGES OF THE TRANSITION TO AN ALL-OPTICAL NETWORK

     The advent of all-optical networks is widely believed to be the solution to increase the ability to transmit quickly, efficiently and cost-effectively voice, data and video across the Internet. The technical challenges to achieve an all-optical network include the following:

     - Solutions that integrate effectively with existing deployments.

     - Bandwidth that is virtually unlimited, clear transmission of optics across long distances.

     - The ability to simply and economically pick-up or drop-off specific messages along a network route.

     High Cost and Under-Utilization of Available Bandwidth. In order to optimize their investments in the existing fiber optic infrastructure, service providers require a low-cost solution that allows a large number of wavelength channels carrying data to travel simultaneously over the same optical fiber. Although current competing DWDM commercial offerings provide a partial solution, this technology is expensive and the number of wavelength channels that can be transmitted simultaneously is relatively low.

     Additionally, DWDM technology currently offered by our competitors requires that wavelength channels be transmitted with a large space between each channel in order to prevent these lower quality optical channels from interfering with each other. Therefore, as depicted in the following diagram, bandwidth is under-utilized because wavelength channels are not densely packed.

                                 OPTICAL SIGNAL

                           Total Available Bandwidth

                            [Optical Signal Diagram]

     [At the top of the diagram is the caption "Optical Signal". Across the top of the diagram is a horizontal line with arrows at each end. The label above the line is "Total Available Bandwidth." Beneath this line are three vertical boxes, each bearing the label "Wavelength Channel," with an arch over each box. Beneath these boxes is a horizontal line with the label "Bandwidth" beneath each "Wavelength Channel" box and the label "Unused Bandwidth" beneath the space between the "Wave Channel" boxes, which are under the arches.]

     By spacing optical channels closer together and thereby utilizing a greater portion of the available bandwidth for data transmission, communications service providers can increase the efficiency of their optical networks by placing a greater number of wavelength channels into a single optical fiber.

     The Necessity of Optical-Electrical Conversion. Another technological limitation of the current optical transmission system is the pervasiveness of the process known as optical-electrical conversion, more commonly referred to as opto-electrical conversion. Opto-electrical conversion is the conversion of the incoming optical signal into an electrical signal and back into an outgoing optical signal. This conversion is required in order to regenerate the signal to overcome the limitations due to chromatic dispersion and attenuation and in order to drop data from or add data to the composite optical signal.

     Chromatic Dispersion. Chromatic dispersion occurs because different wavelengths of optical signals transmitted over a single optical fiber travel at different velocities. Because these wavelengths travel at different velocities, the resulting wavelength delays distort the signal quality. This signal distortion can only be avoided by spacing the individual optical signals far apart and by regenerating the signal after it has traveled a short distance.

     Attenuation. As optical signals travel over fiber, the signals degenerate and are eventually lost because of a phenomenon known as attenuation. As communications service providers attempt to send signals over even longer distances, the attenuation gets worse, and the signal is lost. Therefore, the signal requires regeneration after traveling a short distance.

     Adding or Dropping of Data. As multiple optical signals (composite signals) are transmitted across the network, it is often necessary to have some data dropped off or added at a given location. This process is known as add/drop multiplexing and is required because composite optical signals contain data with different geographic destinations. In order to remove data from or add data to a composite optical signal, that signal must be converted to an electrical signal and then reconverted back to a composite optical signal, even if that signal does not otherwise require regeneration at that location. Opto-electrical conversion currently occurs at multiple points in the network, and in different types of network equipment. This process is costly for the following reasons:

     - The equipment is specific to a particular bit rate, protocol and signal format and therefore is neither scalable nor flexible enough to handle other transmission speeds, protocols or signal formats.

     - It requires expensive equipment throughout the network.

     - The equipment occupies valuable space.

     - The equipment consumes significant electrical power and generates excess heat.

     These costs increase as more wavelength channels are added to a single optical fiber in DWDM systems because each channel of a DWDM system must undergo this conversion process. Thus, opto-electrical conversion presents one of the most significant technological limitations of the current communications infrastructure.

COST CHALLENGES OF THE TRANSITION TO AN ALL-OPTICAL NETWORK

     The cost of developing optical technology and products is high because of the infancy of the technology and its related industry. Because of the emerging nature of the industry, manufacturing yields are low, which also results in additional costs. Furthermore, once a product is developed and manufactured, it is often too bulky, complex and inflexible to be cost-effective.

DEPLOYMENT CHALLENGES OF THE TRANSITION TO AN ALL-OPTICAL NETWORK

     Users of optical systems require miniaturized products because their systems are often deployed in locations where space is limited. Few optical product manufacturers have the ability to manufacture miniaturized, or micro-optic, products that consistently meet standard specifications. In order to develop an all-optical network, an optical solutions provider must understand not only the optical systems, but also the network in which these optical systems are to be deployed.

     Traditionally, the optical component manufacturers have focused on developing optical packaging expertise while systems manufacturers and service providers have focused on developing network deployment and optical design expertise.

     Despite the advances in optical technology, several challenges still exist (as described above), which prevent the widespread deployment of existing optical solutions. As a result of these limitations, the current network is a patchwork of various solutions placed throughout the network operating on multiple protocols over multiple layers on both optical and electrical signals.

                              THE AVANEX SOLUTION

     Avanex designs, manufactures and markets communications network solutions based on our photonic processing technologies. Avanex's photonic processors are designed to deliver the "Wavelengths in Abundance" required to overcome limitations in today's network architectures and to improve the networks' speed and carrying capacity. Avanex's photonic processors also are designed for scalability, reduced complexity and lower cost as compared with current alternatives, and feature miniaturized packaging to save valuable central office space.

     Avanex solutions bring photonic processing capabilities to the transport layer of the network and significantly reduce the need for optical-to-electrical (opto-electrical) conversion. Unlike existing component technologies, our photonic processors perform optical signal processing, or change the signal according to predetermined algorithms. Our photonic processors also differ from conventional optical systems in that they currently do not require software and electronics. We believe our photonic processors enable service providers and optical systems manufacturers to cost-effectively maximize the capacity of optical networks.

     Our solutions provide the following key benefits:

          Optimize Optical Network Performance. Our photonic processors are designed to maximize the capacity of optical fiber and the efficiency and reliability of optical transmission. Our photonic processors are designed to significantly increase the number of data-carrying fiber-optic wavelengths by employing smaller spacing between wavelength channels. They also are designed to enable higher bit rates than currently available solutions. Avanex photonic processors also provide variable chromatic dispersion compensation, which minimizes fiber optic transmission errors and directly increases the distance an optical signal can travel before requiring electrical regeneration.

          Provide a Flexible and Scalable Solution. Applying our expertise in networking design, we have developed solutions that are flexible, modular and designed to be easily deployed into existing and future networks. Our solution is scalable because our photonic processors are designed to work equally well in small and large optical networks, as well as to facilitate easy upgrading of an optical system to a higher number of channels. Our photonic processors provide functionality that accommodates existing protocols, including synchronous optical networks, or SONET, Internet protocol, or IP and asynchronous transfer mode, or ATM. Our photonic processors are designed to meet the demands placed on today's network, and can be easily expanded to meet future demand.

          Provide a Cost-Effective Optical Transport Solution. Our solutions are designed to enable the transition to the next-generation, all-optical network without the large capital investments or complex system design challenges typically encountered in network deployment. The optical signal processing capabilities of our photonic processors allow us to offer lower cost solutions than those currently available. Through our micro-optic packaging, or miniaturization, and integration, or the combination of multiple optical components in a single package, our customers can use our products to optimize the utilization of limited networking equipment space. Our photonic processors also reduce the need for expensive opto-electrical conversion at numerous points along the transmission path. In addition, our products are designed to be used within the existing communications infrastructure as well as in the next-generation, all-optical network, which protects existing infrastructure investments and facilitates network development efforts.

          Facilitate the Deployment of Next-Generation Services and Applications. Our solutions bring processing capabilities for the first time to the transport layer of the network. We believe these capabilities will enable our customers to offer a new set of services and applications, including voice over Internet, virtual private network, or VPN and business-to-business, or B2B e-commerce. These new offerings could provide our customers with potential new revenue streams and opportunities for further competitive differentiation.

                              THE AVANEX STRATEGY

     Our objective is to be the leading provider of innovative, fiber optic-based solutions that enable our customers to deploy and optimize fiber optic networks. Key elements of our strategy include:

          Leverage Technology Leadership and Expertise. We believe that we have a unique combination of advanced optical technologies and system architecture knowledge as well as advanced optical packaging technologies. As of September 1, 2000, we have 45 patents issued or applied for in the United States, nine of which are jointly filed with Fujitsu Ltd., and eleven patents issued or applied for internationally, two of which are jointly filed with Fujitsu Ltd. We intend to continue to focus our product development efforts on providing photonic processing solutions that address the need for a virtually unlimited number of low-cost wavelengths, transported at very high data rates and at very long distances. In developing new solutions, we intend to leverage our expertise with designs that are cost-effective, scalable and flexible. We plan to increase our research and development efforts as well as to evaluate externally developed technology opportunities as they become available.

          Expand Existing and Develop New Customer Relationships. We currently provide our photonic processors to customers in the communications industry, including communications service providers such as WorldCom, Sycamore Networks Inc., Sorrento Networks and Cogent Communications and optical systems manufacturers such as Nortel Networks Corporation, Lucent Technologies, Fujitsu Ltd., Hitachi Ltd., and Cisco Systems. We intend to leverage our relationships with these and other customers and develop new relationships with potential customers in the service providers and optical systems manufacturers markets. We also intend to provide a range of optical solutions that meet the demands of our target markets.

          Expand Sales and Marketing Efforts. Our marketing strategy is based on a push-pull approach. With our pull approach, we target communications service providers who can create demand for our products by purchasing our products directly or by requiring that the systems they purchase incorporate our products. With our push approach, we target optical systems providers who can buy our products and then resell them as a part of their optical solutions. We plan to expand our North American direct sales team, which will include customer representatives, a technical sales force and application engineers. We intend to expand our international presence by increasing both our direct sales force and establishing relationships with additional international distributors and representatives.

          Expand Manufacturing Capabilities. We have expanded our headquarters and manufacturing facility in Fremont, California to approximately 145,000 square feet, approximately three times its initial size and more than ten times the size of our prior facility. We intend to continue to develop our manufacturing and packaging expertise to enable us to consistently design, develop and manufacture miniaturized, reliable and cost-effective products. We intend to continue to invest in our manufacturing capabilities, as well as expand our manufacturing facilities so that we can meet the needs of our target markets. Our manufacturing is cell-based, or partitioned according to similarities in responsibilities. We believe this type of manufacturing organization allows us to expand our facilities more efficiently, both in terms of cost and time. We are automating our testing process and plan to extend this automation to other parts of the manufacturing process. Our headquarters and manufacturing facility in Fremont, California have successfully completed the initial audit for registration to the ISO 9001 Quality standard, the international business community's most stringent standard for quality processes. We intend to continue to expand our manufacturing capacity through a combination of improved efficiency, increased manufacturing operations and contract manufacturing.

          Enhance the Avanex Brand. We plan to enhance the Avanex brand throughout the communications industry by engaging in a range of marketing programs to position us as the leading global provider of photonic processing solutions that enable next generation performance for optical communications networks. These activities will include participation in industry conferences and trade shows, advertisements in print publications, direct marketing and Internet-based marketing. We also plan to build awareness through product demonstrations and customer education and training at The Photonics Center.

                                  TECHNOLOGIES

     Our optical signal processing technologies are designed to solve the inherent complexity of, and limitations on, bandwidth, speed and distance in conventional network and long-haul optical transmission systems. Our products incorporate several core optical technologies that we believe will enable the next-generation, all optical network. These include:

          Integrated/Tuned Dielectric Filter Technology. Integrated/tuned dielectric filter technology is the key enabler of Avanex's PowerFilter(TM) Channel Separators. This technology allows certain wavelength channels, or optical signals, to pass through multiple filters while reflecting other optical signals. These filters are used in DWDM systems to separate, or demultiplex, incoming optical signals and combine, or multiplex, outgoing optical signals. During manufacturing, these filters can be tuned, or adjusted, to different frequencies, reducing the number of types of filters needed in a DWDM system, which reduces system size and cost. In addition, because wavelengths do not have to pass through multiple filters within a DWDM system, signal loss is kept to a minimum. Tunability also produces higher manufacturing yield, which is difficult to achieve with earlier-generation technology.

          Spectral Segmentation Technology. Traditional DWDM technology multiplexes and demultiplexes wavelength channels individually. Our proprietary spectral segmentation solutions enable the multiplexing and demultiplexing of wavelength channels in groups. This allows for more efficient and flexible packaging and less degradation of the optical signal because of the need for fewer subcomponents in the DWDM system. Our PowerMux product incorporates this technology in the dense multiplexing and demultiplexing of wavelength channels in a DWDM system.

          Virtually Imaged Phased Array (VIPA) Technology. Chromatic dispersion occurs because different wavelengths of optical signals transmitted over a single optical fiber travel at different speeds. Dispersion deteriorates the quality of optical signals in high bit-rate transmission systems. The farther the optical signal travels, the more it gets distorted. Dispersion typically limits high bit-rate optical signal transmission to about 100 kilometers. Our VIPA dispersion compensation technology, utilized in our PowerShaper product and based upon joint patents between Avanex and Fujitsu, Avanex patents, and a license from Fujitsu of certain Fujitsu patents, corrects for chromatic dispersion by compensating for the differences in wavelength speed. Our technology allows one single product to function across multiple wavelength channels and can compensate, or correct for, different levels of chromatic dispersion. The VIPA technology incorporated in Avanex's PowerShaper(TM) Dispersion Management Processors can extend optical transmissions substantially without electrical regeneration of the signal, which results in high network bandwidth efficiency and lower cost.

          Asymmetric Nonlinear Interferometer Technology. Asymmetric nonlinear interferometer technology enables Avanex photonic processors to multiplex virtually any number of channels, at any channel spacing and at any bit rate. Employing this technology, Avanex has demonstrated its PowerMux(TM) Channel Processor at 800 channels and an aggregate transmission rate of three terabits per second on a single optical fiber. Frequency/phase nonlinearity also enables "square-shaped" passbands that produce a crisp, clear optical signal with low insertion loss and high channel isolation.

          Micro-Optic Array Router Technology. Micro-optic array router technology incorporated in Avanex's PowerMux Channel Processors significantly reduces cost per channel of DWDM, making it practical for metropolitan networks requiring high channel counts. In combination with Avanex's Asymmetric Nonlinear Interferometer technology, array routing enables the transmission of multiple channels at low costs and enables high-speed signal processing. Array technology also enhances manufacturability.

          Electro-Restrictive, Electro-Optic and Magneto-Optic
     Technologies. Electro-restrictive, electro-optic and magneto-optic technologies enable high-speed photonic routing while maintaining signal quality. Combined with Avanex's PowerMux Channel Processors, these technologies enable Avanex's PowerExchanger(TM) Optical Add/Drop Processors to deliver "switchless" routing of optical signals in fiber-optic transmissions.

                                    PRODUCTS

     Our adaptive photonic processors embody a revolutionary approach to improving the performance of optical networks. The capability to deliver virtually any DWDM channel count, any bit rate and any channel spacing breaks the threshold of innovation. The following table sets forth current products and their capabilities as well as some of our products in development:

       PRODUCT                   DESCRIPTION                        BENEFIT                      STATUS
       -------                   -----------                        -------                      ------
PowerFilter(TM)        Integrated tunable wavelength    -- Reduced signal loss           Shipping.
Wavelength Channel     filter multiplexer and           -- Fewer types of filters
Processor              demultiplexer
PowerMux(TM) and       High density wavelength          -- Accommodates virtually any    Shipping for PowerMux.
PowerMux NxG(TM)       division multiplexer processor      number of wavelength
Wavelength Channel                                         channels                      Beta testing for
Processors                                              -- More efficient use of         PowerMux NxG.
                                                           bandwidth for data
                                                           transmission
                                                        -- Low cost per wavelength
PowerShaper(TM)        Fixed and variable dispersion    -- Compact packaging             Beta testing.
Dispersion             compensator                      -- Broadband dispersion
Compensation                                               compensation
Management Processor                                    -- Tunable for use with
                                                           different wavelength spans
SuperPowerShaper(TM)   Variable slope dispersion        -- Extends wavelength distance   Beta testing.
Dispersion Slope       compensator                         of high bit-rate
Processor                                                  transmissions
PowerExchanger(TM)     Channel adds and drops at any    -- "Switchless" reconfigurable   Beta testing for
Fixed And              point                               add/drop/express function.    reconfigurable.
Reconfigurable Add/                                     -- Ultra-low insertion loss
Drop Multiplexing                                       -- Highly integrated             Initial commercial
Processor                                                  configuration for a compact   shipping for fixed.
                                                           footprint and reduced fiber
                                                           connection complexity
PowerExpress(TM)       Optical signal regeneration and  -- Ultra long-haul optical       Beta testing.
Integrated Long-Haul   reshaping                           transmission without
Processor                                                  electrical signal
                                                           regeneration
                                                        -- Mid-stage add/drop
                                                           functionality

          PowerFilter(TM) Wavelength Channel Processor. One of the limitations of current optical filter technology is that too much of the incoming optical signal is lost during the sequential filtering process, an occurrence known as insertion loss. Our PowerFilter technology is designed to correct much of this inefficiency, increasing transmission distance and improving system performance. The central piece of the filter technology is a thin film dielectric filter-based device, which offers wavelength-tuning capabilities during the manufacturing process. Wavelength tuning allows a single filter to filter multiple wavelength channels. Our proprietary packaging schemes also consolidate filter types and parts. This, in turn, provides an added advantage of cost savings on materials.

          PowerMux(TM) and PowerMux NxG(TM) Wavelength Channel
     Processors. PowerMux is a next generation DWDM product. It is capable of multiplexing optical signals at smaller spacings between wavelength channels, at higher bit rates and across greater distances than other available solutions. The PowerMux allows DWDM multiplexing and demultiplexing of optical signals at the origin and destination of a transmission path, in addition to offering optical add-drop multiplexing, known as OADM, at any point in the transmission path. We believe this product allows our customers to use more fiber optic bandwidth for the transport of data than can be delivered with alternative DWDM equipment available today.

          PowerShaper(TM) Dispersion Compensation Management Processor and SuperPowerShaper(TM) Dispersion Slope Processor. PowerShaper, currently in the beta testing stage, is a broadband chromatic dispersion compensation processor and is specifically designed to correct the inherent bandwidth and distance limitations in optical transmission systems resulting from dispersion. The PowerShaper can act as a fixed or variable dispersion compensator, which will permit system providers to optimize their network for improved network performance. PowerShaper is designed to correct for dispersion by reshaping the individual optical pulses at the receiving end of the optical fiber and preventing them from mixing and corrupting the transmission data. The SuperPowerShaper contributes to longer optical transmission distances by combating the tendency of fiber optic signals to drift and distort as they travel over longer distances. The SuperPowerShaper complements the PowerShaper product, which is the industry's first and only tunable chromatic dispersion compensator.

          PowerExchanger(TM) Fixed and Reconfigurable Add/Drop Multiplexing Processor. The reconfigurable PowerExchanger can selectively add or drop any number of optical channels off the main trunk of a network, making it suitable for the optical ring and mesh networks of the future. In simplest terms, the PowerExchanger functions like a freeway interchange on the Information SuperHighway, allowing channels of information to be directed to their ultimate destinations at any point on the main trunk. The reconfigurable feature gives network designers greater flexibility and enables scalability as network needs increase.

          PowerExpress(TM) Integrated Long-Haul Processor. The PowerExpress offers ultra-long-haul fiber optic transmission without costly electrical regeneration of the signal. The PowerExpress provides self-contained optical regeneration and optical reshaping for maximum distance with a minimum bit-error rate. The PowerExpress integrates PowerShaper and mid-stage add/drop functionality along with optical regeneration capability. Avanex has demonstrated the PowerExpress in a 3,000-kilometer configuration.

                              SALES AND MARKETING

     We are implementing a marketing strategy that is based on a push-pull approach. Using the pull approach, we target communications service providers, who can create demand for our products by purchasing our products directly or by requiring that their systems incorporate our products. Using the push approach, we target optical systems providers, who can buy our products and then resell them as a part of their optical solutions.

     Our marketing efforts are centered on demonstration and education of our products' performance at trade shows and The Photonics Center, continued publicity through paid advertising and direct mail and Internet-based communication and promotion. We sell and market our products through a combination of direct sales and international distributors and representatives.

     As of September 1, 2000, our direct sales organization consisted of five sales representatives operating in the United States, one supplier manufacturer representative in Italy, one supplier manufacturer representative in Israel, and two distributors in Japan.

     We focus our direct sales efforts on service providers and optical systems manufacturers. The direct sales account managers cover the market on an assigned-account basis and work as a team with account-oriented systems engineers. We also have application engineers who provide our customers with assistance on the evolution of their networks as it relates to the deployment of our products. These engineers help in defining the features that are required for our products to be successful in specific applications. We currently have 12 system and application engineers working for us.

     In order to further our international sales objectives, we have established relationships with two distributors in Japan. These distributors have expertise in deploying complex telecommunications equipment in their markets and provide basic support required by our international customers. We believe that support services are essential to the successful installation and ongoing support of our products. We deliver these services directly to major customers and indirectly through our international distributors.

     As of September 1, 2000 we had six people in customer service and support, located in our Fremont, California corporate headquarters.

                            THE PHOTONICS CENTER(TM)

     To help market our technology and product performance and enable our push-pull marketing strategy, we have established The Photonics Center in Richardson, Texas, which is a leading-edge customer testing, demonstration and training facility that enables deployment of our products in a simulated network. As a result, we benefit from immediate feedback from our current and potential customers about our photonic processors. The Photonics Center also provides testing capabilities for the development of products and prototypes. In addition, we believe that The Photonics Center shortens our products' evaluation cycle with potential customers because they receive initial evaluation information on our products before these products are shipped to the customer location for full testing and evaluation. This initial information gives the potential customer a better understanding of the product before delivery to their location, which we believe gives us an advantage in the sales process.

     The Photonics Center(TM) is being moved to a new location in Richardson, Texas, that contains about three times the space of the current site.

                                 MANUFACTURING

     We currently manufacture all of our products in our Fremont, California facility. We have expanded our headquarters and manufacturing facility to 145,000 square feet by leasing an adjacent building of 91,000 square feet. We intend to devote significant resources to ensuring sufficient manufacturing capacity and expect to continue to hire significant numbers of new manufacturing employees.

     The manufacturing of photonic processors requires the use of a highly skilled manual workforce performing critical functions such as optical assembly, optical alignment, soldering and component integration. We invest significant resources in training and maintaining the quality of our manufacturing workforce.

     Furthermore, we develop proprietary automated testing equipment for consistency in testing results and for efficiency. We also have grouped our manufacturing operations into several product-specific or customer-specific cells. We believe this provides a highly flexible and efficient operating capability, and is designed to meet customer expectations for high volume capacity, high quality and on-time delivery.

     We are continuing to expand our manufacturing capacity to meet anticipated demand for our products. If we are unable to expand our manufacturing capacity on a timely basis to meet demand or if we do not accurately project demand, we will have excess capacity or insufficient capacity, either of which will seriously harm our business.

     We emphasize quality assurance throughout the entire supply-chain and manufacturing processes. We also install stringent quality control processes and procedures, including incoming material inspection, in-process testing and outgoing inspection.

     We currently have some of our subcomponents manufactured by CMI, which is located in Tianjin, China. In addition, we plan to have some of our subcomponents and products manufactured by additional third party contract manufacturers. Expanding our manufacturing capacity at different facilities, some of which will be in foreign countries such as China, will be expensive and will require management's time. The inability to obtain sufficient quantities of these components may result in delays or reductions in product shipments, which would harm our business.

     We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI, Sumitomo Corporation of America, Casix, Inc., Browave Corporation, Agilent, and New Focus, Inc. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders.

                                    QUALITY

     We have established a quality assurance plan to improve our company-wide quality system to ensure that our customers' requirements are consistently met. This system is based on the international standard ISO 9001. Our Fremont headquarters and manufacturing facility have successfully completed the initial registration audit for registration to the ISO 9001 Quality standard; and we expect to receive final, formal registration within the quarter ended December 31, 2000.

                              PRODUCT DEVELOPMENT

     We have assembled a team of engineers and prototype production operators with significant experience in optics, data networking and communications. We believe our engineering team possesses expertise in the areas of optics, micro-optic design, network system design and system-level software design. Our product development efforts focus on enhancing our first generation of photonic processors, developing additional optical network products and continuing to develop next-generation technology to support the growth in network bandwidth requirements.

     As of September 1, 2000, we had 127 people in our product development group, including applications and systems engineers in Richardson, Texas, and 52 pilot line operations personnel in Fremont, California. We have made, and will continue to make, a substantial investment in research and development. Our research and development expenses totaled $515,000 for the period from October 24, 1997 (inception) through June 30, 1998, $4.1 million for the fiscal year ended June 30, 1999, and $15.6 million for the fiscal year ended June 30, 2000.

     Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. While we have developed, and expect to continue to develop, most new products and enhancements to existing products internally, from time to time we may be required to license technology from third parties to develop new products or product enhancements. These licenses may not be available to us on commercially reasonable terms.

                                  COMPETITION

     The markets we are targeting are new and rapidly evolving, and we expect these markets to become highly competitive in the future. While we do not have any direct competitors in the photonic processor market today, we anticipate that other companies will expand into our market in the future, and introduce competitive products.

     We face indirect competition from public and private companies providing products that address the same optical network problems that our products address. Additionally, the development of alternative solutions to optical transmission problems by these and other competitors, particularly systems companies who also manufacture components, could significantly limit our growth.

     Some companies in the optical systems and component industry might compete with us in the future, including Lucent Technologies, Nortel Networks, Alcatel, Fujitsu, E-Tek Dynamics, Inc. and JDS Uniphase. These are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves, and are therefore much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage.

     Many of our potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings than does our company. These companies can use their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result, these potential customers may not consider purchasing our products.

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

                       PATENTS AND INTELLECTUAL PROPERTY

     Our success and ability to compete depend substantially upon our internally developed technology. As of September 1, 2000, we have 45 patents issued or applied for in the U.S., nine of which are jointly filed with Fujitsu Ltd., and eleven patents issued or applied for outside of the U.S., two of which are jointly filed with Fujitsu Ltd.

     Our engineering teams have significant expertise in photonic, micro-optic and systems-level design and manufacturing. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

     We license technology from Fujitsu Ltd. that is critical to our PowerShaper product. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this important license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from making a bid to acquire us.

     We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information. Despite these efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

     Substantial litigation regarding intellectual property rights exists in the networking industry, and we expect that optical communications products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. In addition, we believe that many of our competitors in the communications business have filed or intend to file patent applications covering aspects of their technology on which they may claim our technology infringes.

     We cannot make any assurances that other third parties will not claim infringement by us with respect to our products and our associated technology. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.

     A successful claim of product infringement against us and failure or inability by us to license the infringed or similar technology could seriously harm our business. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

                                   EMPLOYEES

     As of September 1, 2000, we employed 834 people, including 629 in manufacturing, 127 in engineering, research and development, 23 in qualify, 15 in sales and marketing, and 40 in general and administrative capacities. Our workforce includes, from time to time, temporary or contract employees. As of September 1, 2000, our workforce included 163 such people, mostly in manufacturing operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

     Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of who is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations.

     Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, particularly in the San Francisco Bay Area where our headquarters are located, and we cannot make any assurances that we can retain our key personnel in the future.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The statements contained in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward looking statements include, but are not limited to, statements contained in "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR INCREASING EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

     We have never been profitable. As of June 30, 2000, we had an accumulated deficit of $86.8 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may continue to incur negative operating cash flow in the future.

     We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

                           PERIOD                             OPERATING LOSS
                           ------                             --------------
Year ended June 30, 2000....................................   $(44,356,000)
Year ended June 30, 1999....................................     (9,250,000)
From October 24, 1997 (inception) to June 30, 1998..........     (1,133,000)

     Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financing. We have a large amount of fixed expenses and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability. Although our net revenue has grown from $510,000 in the quarter ended June 30, 1999 to $19.3 million in the quarter ended June 30, 2000, we cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenue levels to achieve profitability. We will need to generate significant revenue growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

OUR REVENUES AND OPERATING RESULTS ARE VOLATILE, AND AN UNANTICIPATED DECLINE IN REVENUE MAY DISPROPORTIONATELY AFFECT OUR NET INCOME OR LOSS IN A QUARTER.

     Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include:

     - Fluctuations in demand for and sales of our products, which will depend on the speed and magnitude of the transition to an all-optical network;

     - Cancellations of orders and shipment rescheduling;

     - Our ability to significantly expand our manufacturing capacity at our new facilities in Fremont, California, which commenced operations in November 1999;

     - The ability of CMI and our other future contract manufacturers to timely produce and deliver subcomponents in the quantity and of the quality we require;

     - The mix of our products sold;

     - The practice of companies in the communications industry to sporadically place large orders with short lead times;

     - Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including Lucent Technologies, Nortel Networks and Fujitsu, and pricing pressures;

     - Our ability to effectively develop, introduce, manufacture and ship new and enhanced fiber optic products in a timely manner without defects;

     - Our ability to control expenses, particularly in light of our limited operating history;

     - Availability of components for our products and equipment and increases in the price of these components and equipment;

     - Our ability to meet customer product specifications and qualifications;

     - Seasonality of customer demand;

     - Difficulties in collecting accounts receivable; and

     - Economic conditions specific to the communications and related industries.

     A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. As we expand our manufacturing capacity, we will incur expenses in one quarter relating to the expansion and related yield issues that may not result in off-setting revenue until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. If growth in our revenues does not outpace the increase in our expenses, our results of operations could be seriously harmed.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

     We are an early-stage company in the emerging photonic processor market. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the photonic processor market, and our business in particular, are unproven. We began shipping our PowerFilter and PowerMux products to customers for evaluation in April 1999. Volume shipments of PowerFilter did not commence until the quarter ended September 30, 1999; while volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerShaper product for beta testing purposes in the quarter ended March 31, 2000. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

WE MUST RAPIDLY EXPAND OUR MANUFACTURING CAPACITY OR WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER.

     We must devote significant resources in order to expand our manufacturing capacity. We have very limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes, and we only commenced manufacturing operations in the quarter ended June 30, 1999. We will be required to hire, train and manage significant numbers of additional manufacturing personnel in order to increase our production capacity. We currently have some of our subcomponents manufactured by CMI. In addition, we plan to have some of our subcomponents and products manufactured by additional third party contract manufacturers. Expanding our manufacturing capacity at different facilities, some of which will be in foreign countries such as China, will be expensive and will require management's time. There are numerous risks associated with rapidly increasing capacity, including:

     - The inability to procure and install the necessary equipment;

     - Lack of availability of manufacturing personnel;

     - Difficulties in achieving adequate yields from new manufacturing lines;
       and

     - The inability to match future order volumes with capacity.

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

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS, WHICH COULD CAUSE US TO LOSE ORDERS OR CUSTOMERS AND RESULT IN LOWER REVENUES.

     We currently use a rolling 12-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to CMI and use them internally as well. It is very important that we accurately predict both the demand for our products and the lead time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, we and CMI may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our requirements, we could have excess inventory of parts as well as over-capitalized manufacturing facilities. We also may experience shortages of components from time to time, which also could delay the manufacturing of our products and could cause us to lose orders or customers.

WE WILL NOT ATTRACT ORDERS AND CUSTOMERS OR WE MAY LOSE CURRENT ORDERS AND CUSTOMERS AND WILL NOT BE SUCCESSFUL IN OUR INDUSTRY IF WE ARE UNABLE TO COMMIT TO DELIVER SUFFICIENT QUANTITIES OF OUR PRODUCTS TO SATISFY MAJOR CUSTOMERS' NEEDS.

     Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. We are just beginning to receive orders for significant quantities of products while simultaneously increasing our manufacturing capacity. We would be unable to pursue many large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS MAY RESULT IN PRODUCT DELIVERY
DELAYS.

     We purchase subcomponents that are incorporated into our products from CMI, and we intend to enter into similar arrangements in the future with other independent manufacturers. If these vendors fail to supply us with their subcomponents on a timely basis, we could experience significant delays in shipping our products. Any significant interruption in the supply or support of any subcomponents could seriously harm our sales.

     CMI has a limited history of manufacturing optical subcomponents. Any interruption in the operations of CMI could harm our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers. In addition, the products that CMI builds for us may be insufficient in quality or in quantity to meet our needs. The inability of CMI to provide us with adequate supplies of high-quality products in the future could cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and could seriously harm our business.

     To successfully meet our overall production goals, we will also have to coordinate effectively our operations in California and CMI's operations in China. We have very limited experience in coordinating and managing production operations that are located on different continents or in the transfer of manufacturing operations from one facility to another. The geographic distance between our headquarters in California and CMI's manufacturing facility in China will make it difficult for us to manage the relationship and oversee operations there to assure product quality and timely delivery. Our failure to successfully coordinate and manage multiple sites or to transfer our manufacturing operations could seriously harm our overall production.

     Because CMI's manufacturing facility is located in China, CMI will be subject to the risk of political instability in China and the possible imposition of restrictive trade regulations and tariffs. We will also be exposed to risks of foreign currency exchange rate fluctuations and lack of adequate protection of intellectual property under Chinese law.

UNDER OUR LICENSE AGREEMENT WITH CMI, CMI CAN MANUFACTURE AND SELL OPTICAL SUBCOMPONENTS BASED ON OUR TECHNOLOGY TO OUR POTENTIAL COMPETITORS, WHICH COULD HARM OUR MARKET POSITION IN THE FUTURE.

     Under the agreement with CMI, we have granted licenses to CMI to make in China and the United States, and to use and sell worldwide, the licensed subcomponents. We also granted them a license to use some of our technical information and manufacturing process know-how in China and the United States. These licenses are exclusive in China and non-exclusive elsewhere. As a result, CMI can manufacture and sell optical subcomponents based on our technology to third parties, including our potential competitors. Furthermore, unless the license is terminated, we cannot use an additional manufacturer to produce these subcomponents in China.

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL CONTROLS, REPORTING SYSTEMS AND PROCEDURES AS WELL AS EXPAND, TRAIN AND MANAGE OUR WORKFORCE, OUR BUSINESS MAY NOT SUCCEED.

     We continue to expand the scope of our operations domestically and internationally and have increased the number of our employees substantially. We have grown from no revenue in the quarter ended March 31, 1999, and $510,000 in the fiscal year ended June 30, 1999, to $40.7 million in the fiscal year ended June 30, 2000. At March 31, 1999, we had a total of 45 employees, at October 1, 1999, we had a total of 132 employees and at September 1, 2000, we had 834 employees. In addition, we plan to hire a significant number of employees over the next several quarters. We currently operate facilities in Fremont, California and in Richardson, Texas, and CMI manufactures subcomponents for us in China. We also have a sales office with a regional sales director and sales manager in Newtown, Pennsylvania. In addition, we recently acquired substantially all of the assets and certain liabilities of Holographix, Inc., a Delaware corporation located in Hudson Massachusetts, which is now our wholly-owned subsidiary. As of September 1, 2000, this subsidiary had 8 employees. The growth in employees and in revenue, combined with the challenges of managing geographically-dispersed operations, has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

IF WE DO NOT REDUCE COSTS, INTRODUCE NEW PRODUCTS OR INCREASE SALES VOLUME, OUR GROSS MARGIN MAY DECLINE.

     We anticipate that the average selling prices of our products will decrease and fluctuate in the future due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. To date, we have not experienced any erosion in the average selling prices of our products, but we expect such price erosion in the future. We cannot be certain that the expected erosion in the average selling prices will not affect our business in the future. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations.

OUR CUSTOMERS ARE NOT OBLIGATED TO BUY MATERIAL AMOUNTS OF OUR PRODUCTS AND MAY CANCEL OR DEFER PURCHASES ON SHORT NOTICE.

     Our customers typically purchase our products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty. While we have recently executed a long-term contract with one of our customers and expect to enter into additional long-term contracts with other customers in the future, these contracts do not obligate the customers to buy material amounts of our products. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them.

OUR PRODUCTS MAY HAVE DEFECTS THAT ARE NOT DETECTED UNTIL FULL DEPLOYMENT OF A CUSTOMER'S SYSTEM, WHICH COULD RESULT IN A LOSS OF CUSTOMERS, DAMAGE TO OUR REPUTATION AND SUBSTANTIAL COSTS.

     Our products are designed to be deployed in large and complex optical networks and must be compatible with other components of the system, both current and future. In addition, our products may not operate as expected or guaranteed over long periods of time. Our products can only be fully tested for reliability when deployed in networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. They may also have errors, defects or incompatibilities that we find only after a system upgrade is installed. If we are unable to fix errors or other problems, we could experience:

     - Loss of customers;

     - Loss of or delay in revenues;

     - Loss of market share;

     - Loss or damage to our brand and reputation;

     - Inability to attract new customers or achieve market acceptance;

     - Diversion of development resources;

     - Increased service and warranty costs;

     - Legal actions by our customers; and

     - Increased insurance costs.

     In some of our contracts and agreements, we have agreed to indemnify our customers against certain liabilities arising from defects in our products. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative affect on our results of operations. However, we cannot be certain that product defects will not have a material negative affect on our results of operations in the future. A material product liability claim may have significant consequences on our ability to compete effectively and generate positive cash flow and may seriously harm our business, financial condition and results of operations.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS IN A COST-EFFECTIVE MANNER OR ACHIEVE SUFFICIENT PRODUCT RELIABILITY, THIS COULD DELAY PRODUCT SHIPMENTS TO OUR CUSTOMERS OR REQUIRE US TO DEVELOP NEW MANUFACTURING PROCESSES, WHICH WOULD IMPAIR OUR OPERATING RESULTS.

     Manufacturing our products involves complex and precise processes. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and impair our gross margins. We may not obtain acceptable yields in the future.

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

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. In particular, our future success depends upon the continued services of our executive officers, particularly Walter Alessandrini, our Chief Executive Officer, and Xiaofan (Simon) Cao, our Senior Vice President of Product Development, and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

     As of September 1, 2000, we had 834 employees, and we must hire a significant number of additional employees in the near future, particularly engineering, sales and manufacturing personnel. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Our planned growth will place a significant demand on our management and operational resources. Many of the members of our management team have only been with us for a relatively short period of time. For example, our Chief Executive Officer joined us in March 1999, and six of our eleven current executive officers have joined us since then. Failure of the new management team to work effectively together could seriously harm our business.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, THESE CLAIMS COULD DIVERT THE ATTENTION OF OUR MANAGEMENT AWAY FROM OUR OPERATIONS AND COULD CAUSE US TO INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES.

     Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. For instance, in December 1999, E-Tek Dynamics, Inc. (E-Tek), now a subsidiary of JDS Uniphase, filed a lawsuit against us. E-Tek's complaint alleges that we have participated in the illegal recruiting of E-Tek employees. Despite the fact that we believe this complaint is without merit, we will incur costs in defending this lawsuit, including management time and attention. We cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits or outcomes. In addition, defending ourselves from these claims could divert the attention of our management away from our operations.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD PREVENT US FROM SUCCESSFULLY MANUFACTURING, MARKETING AND DISTRIBUTING OUR PRODUCTS INTERNATIONALLY.

     In addition to our contract manufacturing relationship with CMI, we intend to expand our international operations in the future, including increasing the number of our subcomponents manufactured overseas. Further, we intend to increase our international sales and the number of our international customers. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels and manufacturing. We may not be able to establish or maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally.

     In addition, international operations are subject to inherent risks, including:

     - Greater difficulty in accounts receivable collection and longer collection periods;

     - Difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

     - Unexpected changes in regulatory or certification requirements for optical systems or networks;

     - Reduced protection for intellectual property rights in some countries, including China, where some of our subcomponents will be manufactured; and

     - Political and economic instability.

     While we expect our international revenues and expenses to be denominated predominantly in U.S. dollars, a portion of our international revenues and expenses may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and could choose to engage in currency hedging activities. We do not currently engage in currency hedging activities to limit the risks of exchange rate fluctuations. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, financial condition and results of operations.

BECAUSE WE DEPEND ON SINGLE OR LIMITED SOURCES OF SUPPLY WITH LONG LEAD TIMES FOR SOME OF THE KEY COMPONENTS IN OUR PRODUCTS AND SOME OF OUR EQUIPMENT, WE COULD ENCOUNTER DIFFICULTIES IN MEETING SCHEDULED PRODUCT DELIVERIES TO OUR CUSTOMERS, WHICH COULD CAUSE CUSTOMERS TO CANCEL ORDERS.

     We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI, Sumitomo Corporation of America, Casix, Inc., Browave Corporation, Agilent Technologies, and New Focus, Inc. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders. We have experienced shortages and delays in obtaining components and equipment in the past, which adversely impacted delivery of our products, and we may fail to obtain these supplies in a timely manner in the future. Any interruption or delay in the supply of any of these components or equipment, or the inability to obtain these components or equipment from alternate sources at acceptable prices, at acceptable quality and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Lead times for components and equipment vary significantly and depend on numerous factors at any given time, including the specific supplier, specifications for the component or item of equipment, the size of the order, contract terms and market demand for a component or item of equipment. For substantial increases in production levels, suppliers may need longer-than-normal lead times and some may need at least six months.

     Furthermore, financial or other difficulties faced by these suppliers, or significant changes in demand for these components and equipment, could limit the availability of these components and equipment. In addition, a third party could acquire control of one or more of our suppliers and cut off our access to raw materials, components or equipment. For example, JDS Uniphase recently acquired Casix, Inc., one of our critical suppliers of specialty glass. Obtaining components and equipment from alternate suppliers is difficult because we must qualify each new supplier, and this process is time-consuming and expensive. Further is we change suppliers, our customers may require that our products be requalified by them, which is also time consuming and expensive.

     Because lead times for materials, components and equipment used in the assembly of our products are long and vary significantly, we may have excess or inadequate inventory of some materials, components and equipment if orders do not match forecasts. Furthermore, if we change suppliers, our customers may require that our products be re-qualified by them, which is time consuming and expensive.

OUR FACILITIES ARE VULNERABLE TO DAMAGE FROM EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Our assembly facilities are located on or near known earthquake fault zones and are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster occurs, our ability to assemble, test and ship our products would be seriously, if not completely, impaired, which would seriously harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against fires, floods, earthquakes and general business interruptions will be adequate to cover our losses in any particular case.

WE COULD INCUR COSTS AND EXPERIENCE DISRUPTIONS COMPLYING WITH ENVIRONMENTAL REGULATIONS.

     We handle small amounts of hazardous materials as part of our manufacturing activities, especially at our Holographix, Inc. subsidiary in Hudson Massachusetts. Although we believe that we have complied to date with all applicable environmental regulations in connection with our operations, we may be required to incur environmental remediation costs to comply with current or future environmental laws.

WE DEPEND ON A SINGLE APPLICATION SERVICE PROVIDER FOR INFORMATION SYSTEMS AND SERVICES, AND IF THERE IS A SERVICE INTERRUPTION, WE MAY HAVE DIFFICULTY IN ACCESSING DATA THAT IS CRITICAL TO THE MANAGEMENT OF OUR BUSINESS.

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

SALES OF OUR POWERFILTER AND POWERMUX PRODUCTS CURRENTLY REPRESENT NEARLY ALL OF OUR REVENUES AND IF WE ARE UNSUCCESSFUL IN COMMERCIALLY SELLING OUR POWERSHAPER PRODUCT, OUR REVENUES WILL NOT GROW SIGNIFICANTLY.

     We currently offer only two products, PowerFilter and PowerMux. Sales of our PowerFilter product accounted for 95% of our net revenue in the fiscal year ended June 30, 1999 and 81% of our net revenue in the fiscal year ended June 30, 2000. Sales of our PowerMux product accounted for 5% of our net revenue in the fiscal year ended June 30, 1999 and 18% of our net revenue in the fiscal year ended June 30, 2000. We substantially depend on PowerFilter and PowerMux for our near-term revenue. Although we have recently begun to sell our PowerShaper product for beta testing, sales of this product to date have not represented a significant portion of our revenue. Our customers who have purchased PowerShaper products from us to date may not choose to purchase any additional products for commercial use. Any decline in the price of, or demand for, our PowerFilter or PowerMux products, or their failure to achieve broad market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our PowerMux and PowerShaper products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and our business will be seriously harmed.

OUR INABILITY TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD PREVENT US FROM INCREASING REVENUE.

     The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers that have designed our new products into their system could instead purchase products from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs in attempting to complete delayed new products or to fix defective products. We cannot be certain that we will successfully develop and market these types of products and product enhancements. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. In particular, we anticipate that our PowerMux product, which incorporates our PowerFilter product and additional functionality, will replace our PowerFilter product in most applications. We must continue to develop state-of-the-art products and introduce them in the commercial market quickly in order to be successful. We introduced our PowerShaper product, which is currently in the beta testing stage, during the quarter ended December 31, 1999. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerMux, PowerShaper or our other future products to achieve market acceptance could significantly harm our business.

WE MAY EXPERIENCE INCREASED COMPETITION FROM COMPANIES IN THE PHOTONIC PROCESSOR MARKET AND IN THE OPTICAL SYSTEMS AND COMPONENT INDUSTRY, WHICH COULD CAUSE REDUCED SALES LEVELS AND RESULT IN PRICE REDUCTIONS, REDUCED GROSS MARGINS OR LOSS OF MARKET SHARE.

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

WE EXPECT COMPETITION TO INCREASE.

     Some companies in the optical systems and component industry may compete with us in the future, including Lucent Technologies, Nortel Networks, Alcatel, Fujitsu, E-Tek and JDS Uniphase, and some compete with us now using different technologies. These are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our competitors and potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings than our company. These companies can use their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result, these potential customers may not consider purchasing our products.

     Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. In addition, customers who are also competitors may unfairly disparage our products in order to gain a competitive advantage.

     As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins and loss of market share.

AS OUR COMPETITORS CONSOLIDATE, THEY MAY OFFER PRODUCTS OR PRICING WHICH WE CANNOT MEET, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

     Consolidation in the fiber optic component industry could intensify the competitive pressures that we face. For example, three of our competitors, JDS Fitel, Uniphase and E-Tek Dynamics, Inc. have merged. This merged company has announced its intention to offer more integrated products that could make our products less competitive, and it has recently announced a planned acquisition of SDL, Inc. Our customers may prefer to purchase products from certain of our competitors who offer a broader product line, which would negatively affect our sales and operating results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, ONE OR MORE OF THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

     Our customer base is limited and highly concentrated. We began recognizing revenues from sales of our products in the quarter ended June 30, 1999. Three customers accounted for an aggregate of 94% of our net revenue in the quarter ended June 30, 1999 and an aggregate of 98% of our net revenue in the quarter ended June 30, 2000. MCI Telecommunications and MCI WORLDCOM, now collectively WorldCom, accounted for 85% of our net revenue in the quarter ended December 31, 1999, 90% of our revenue in the quarter ended March 31, 2000, and 97% in the quarter ended June 30, 2000. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers.

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

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR PRODUCTS MAY BE DROPPED FROM SUPPLY PROGRAMS AND OUR OPERATING RESULTS COULD SUFFER.

     Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality system. Our existing manufacturing line, as well as each new manufacturing line, must pass through various levels of approval with our customers. Customers may require that we be registered and maintain registration under international quality standards, such as ISO 9001. We successfully passed the registration audit for registration to the ISO 9001 Quality standard at our Fremont, California facilities in September, 2000. We expect to receive final, formal registration within the quarter ended December 31, 2000. Our products may also have to be qualified to specific customer requirements. This customer approval process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. In order for CMI and other potential contract manufacturers to manufacture products or discrete components for us in the future, their manufacturing may also need to be qualified by our customers. Delays in product qualification or losing ISO 9001 registration may cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

OUR LENGTHY AND VARIABLE QUALIFICATION AND SALES CYCLE MAKES IT DIFFICULT TO PREDICT THE TIMING OF A SALE OR WHETHER A SALE WILL BE MADE, WHICH MAY CAUSE US TO HAVE EXCESS MANUFACTURING CAPACITY OR INVENTORY AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

     Customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to nine months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies prior to receiving an order. Even after this evaluation process, it is possible that a potential customer will not purchase our products for deployment. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity.

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

     In addition, we cannot be certain that the sales cycle for our products will not lengthen in the future. In addition, the emerging and evolving nature of the photonic processor market may cause prospective customers to delay their purchase decisions as they evaluate new technologies and develop and implement new systems. As the average order size for our products grows, the process for approving purchases is likely to become more complex, leading to potential delays in receipt of these orders. As a result, our long and unpredictable sales cycle contributes to the uncertainty of our future operating results.

WE WILL LOSE SIGNIFICANT CUSTOMER SALES AND OPPORTUNITIES AND MAY NOT BE SUCCESSFUL IF OUR CUSTOMERS DO NOT QUALIFY OUR PRODUCTS TO BE DESIGNED INTO THEIR PRODUCTS AND SYSTEMS.

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

IF CARRIERS FOR NEW TELECOMMUNICATIONS SYSTEMS DEPLOYMENTS DO NOT SELECT OUR SYSTEMS-LEVEL CUSTOMERS, OUR SHIPMENTS AND REVENUES WILL BE REDUCED.

     Sales of our components depend on sales of fiber optic telecommunications systems by our systems-level customers, which are shipped in quantity when telecommunications service providers, or carriers, add capacity. Systems manufacturers compete for sales in each capacity deployment. If systems manufacturers that use our products in their systems do not win a contract, their demand for our products will decline, reducing our future revenues. Similarly, a delay in selecting systems manufacturers for a deployment could delay our shipments and revenues.

SALES IN THE FUTURE TO CUSTOMERS BASED OUTSIDE THE UNITED STATES MAY ACCOUNT FOR AN INCREASED PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

     Our increased international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include

     - Greater difficulty in accounts receivable collections;

     - Import or export licensing and product certification requirements;

     - Tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

     - Potential adverse tax consequences, including restrictions on repatriation of earnings;

     - Fluctuations in currency exchange rates;

     - Seasonal reductions in business activity in some parts of the world;

     - Unexpected changes in regulatory requirements;

     - Burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

     - Difficulties and costs of staffing and managing foreign operations;

     - Political instability;

     - The impact of recessions in economies outside of the United States; and

     - Limited ability to enforce agreements, intellectual property and other rights in some foreign countries.

IF WE DO NOT SUBSTANTIALLY EXPAND OUR DIRECT AND INDIRECT SALES OPERATIONS, WE MAY NOT BE ABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS AND OUR REVENUES WILL SUFFER.

     Our products and services require a long, involved sales effort targeted at several departments within our prospective customers' organizations. Therefore, our sales effort requires the prolonged efforts of executive personnel and specialized system and application engineers working together with dedicated salespersons in making sales. Because we have a relatively small number of dedicated salespersons, we need to hire additional qualified sales personnel and system and application engineers. Competition for these individuals is intense, and we might not be able to hire the type and number of sales personnel and system and application engineers we need.

     In addition, we believe that our future success depends significantly on our ability to establish relationships successfully with a variety of distribution partners, such as original equipment manufacturers, value-added resellers and distributors, both domestically and internationally. To date, we have entered into agreements with two distributors in Japan, and we have entered into agreements with one sales representative in Italy and one sales representative in Israel. These distributors also sell products that compete with our products. We cannot be certain that we will be able to reach agreement with additional distribution partners or representatives on a timely basis or at all, or that our distribution partners and representatives will devote adequate resources to selling our products. Even if we enter into agreements with additional distribution partners or representatives, they may not result in increased product sales.

     If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our products, which may prevent us from increasing our revenues.

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A WIDESPREAD COMMUNICATION AND COMMERCE MEDIUM, DEMAND FOR OUR PRODUCTS MAY DECLINE SIGNIFICANTLY.

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

IF THE COMMUNICATIONS INDUSTRY DOES NOT ACHIEVE A RAPID AND WIDESPREAD TRANSITION TO OPTICAL NETWORKS, OUR BUSINESS WILL NOT SUCCEED.

     The market for our products is relatively new and evolving. Future demand for our products is uncertain and will depend to a great degree on the speed of the widespread adoption of optical networks. If the transition occurs too slowly, the market for our products and the growth of our business will be significantly limited.

OUR MARKET IS NEW AND IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND IF WE DO NOT RESPOND IN A TIMELY MANNER, OUR PRODUCTS WILL NOT ACHIEVE MARKET ACCEPTANCE.

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

OUR STOCK PRICE IS HIGHLY VOLATILE.

     The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000. In addition, the trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

     - Quarterly variations in our operating results;

     - Changes in financial estimates by securities analysts;

     - Changes in market valuations of Internet-related companies;

     - Announcements by us or our competitors of technology innovations, new products or of significant acquisitions, strategic partnerships or joint ventures;

     - Any loss by us of a major customer;

     - Additions or departures of key management or engineering personnel;

     - Any deviations in our net revenues or in losses from levels expected by securities analysts;

     - Future sales of our common stock; and

     - Volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies.

     In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

     Furthermore, if our stockholders sell substantial amounts of our common stock, including shares issued upon exercise of outstanding options or warrants, in the public market during a short period of time, our stock price may decline significantly.

WE MAY IN THE FUTURE BE THE TARGET OF SECURITIES CLASS ACTION OR OTHER LITIGATION, WHICH COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be targeted for similar litigation. Our acquisition activity may involve us in disputes from time to time. Litigation that may arise from these disputes may lead to volatility in our stock price and/or may result in our being the target of securities class action litigation. Securities litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business, financial condition and results of operations.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, THIS TECHNOLOGY COULD BE MISAPPROPRIATED, WHICH WOULD MAKE IT DIFFICULT TO COMPETE IN OUR INDUSTRY.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that the 45 U.S. patent applications and nine foreign patent applications that we have filed as of September 1, 2000 and have not been approved will be approved. In addition, we can not assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property is held has trade secrets, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

OUR PRODUCTS MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, WHICH MAY RESULT IN LAWSUITS AND PROHIBIT US FROM SELLING OUR PRODUCTS.

     We believe there is a risk that third parties have filed, or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. Any claims against us or customers that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license or royalty agreement under the intellectual property rights of those parties claiming the infringement. If we are unable to obtain the license, we may be unable to market our products. Limitations on our ability to market our products and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement could harm our business, financial condition and results of operations.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY BECOME UNAVAILABLE TO US OR BECOME VERY EXPENSIVE, WE MAY BECOME UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS, WHICH WOULD PREVENT US FROM OPERATING OUR CURRENT BUSINESS.

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

     We license technology from Fujitsu Limited that is critical to our PowerShaper product. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT ATTENTION, CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING OR USING THE CHALLENGED TECHNOLOGY.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. As a result of the proliferation of the Internet and other networking technologies, there has been, and we expect that there will continue to be, an increasing amount of this litigation in our industry. Many companies in the high-technology industry aggressively use their patent portfolios to bring infringement claims against their competitors. As a result, it is possible that we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property, or we may be subject to litigation to defend our intellectual property against infringement claims of others. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

     - Stop selling, incorporating or using our products that use the challenged intellectual property;

     - Obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     - Redesign the products that use the technology.

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

IF WE ARE UNABLE TO RAISE ANY NEEDED ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO GROW OUR BUSINESS, WHICH COULD LOWER THE VALUE OF YOUR INVESTMENT.

     We may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The development and marketing of new products and the expansion of our manufacturing facilities and associated support personnel will require a significant commitment of resources. In addition, if the market for photonic processors develops at a slower pace than we anticipate or if we fail to establish significant market share and achieve a significantly increased level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. If cash from available sources is insufficient, or if cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. We cannot be certain that additional debt or equity capital will be available to us at all, or that, if it is available, it will be on terms favorable to us. Any inability to raise additional capital when we require it would seriously harm our business. Any additional issuance of equity or equity-related securities will dilute our existing stockholders' percentage ownership in us. In addition, if our stockholders sell substantial amounts of our common stock, including shares issued upon exercise of outstanding options or warrants, in the public market during a short period of time, our stock price may decline significantly, which would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

     We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets of Holographix Inc. Acquisitions or investments could result in a number of financial consequences, including:

     - Potentially dilutive issuances of equity securities;

     - Large one-time write-offs;

     - Reduced cash balances and related interest income;

     - Higher fixed expenses which require a higher level of revenues to maintain gross margins;

     - The incurrence of debt and contingent liabilities; and

     - Amortization expenses related to goodwill and other intangible assets.

     Furthermore, acquisitions involve numerous operational risks, including:

     - Difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

     - Diversion of management's attention from other business concerns;

     - Diversion of resources from our existing businesses, products or technologies;

     - Risks of entering geographic and business markets in which we have no or limited prior experience; and

     - Potential loss of key employees of acquired organizations.

OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS, DELAWARE LAW AND A LICENSE WE HAVE WITH A THIRD PARTY CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE OF CONTROL OF US.

     Certain provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     - Authorizing the board of directors to issue additional preferred stock;

     - Prohibiting cumulative voting in the election of directors;

     - Limiting the persons who may call special meetings of stockholders;

     - Prohibiting stockholder action by written consent;

     - Establishing advance notice requirements for nominations for election of the board of directors, or for proposing matters that can be acted on by stockholders at stockholder meetings; and

     - Providing a staggered board of directors with staggered three-year terms for each of three groups.

     We are also subject certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

     In addition, our license agreement with Fujitsu Limited could discourage certain companies from making a bid to acquire us because it terminates if certain major communications systems suppliers acquire us.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

     As of September 1, 2000, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned almost 50% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE MAY NEVER PAY DIVIDENDS ON OUR CAPITAL STOCK.

     We have never declared or paid any cash dividends on our capital stock, and do not expect to pay any dividends in the foreseeable future.

ITEM 2. PROPERTIES

     We occupy approximately 145,000 square feet of office, R&D and Manufacturing space in Fremont, California. Building One, our Corporate Headquarters and R&D building, is 54,000 square feet. Building Two, our Manufacturing facility, is 91,000 square feet. The terms of the leases, recently signed in 1999 and 2000, are for 10 years.

     In addition to our principal facilities in Fremont, California, we also lease space in Richardson, Texas and Hudson, Massachusetts. The current Richardson facility is 7,000 square feet where we house our Photonic Center and sales; shortly we will move these operations into a newly leased facility in the Richardson area where we will occupy approximately 22,000 square feet. The Hudson facility is approximately 10,000 square feet.

     We believe that existing facilities are adequate for our needs through February 2001 and are currently in the process of locating additional space to meet our expected requirements thereafter. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

     On December 7, 1999, before the effective date of our initial public offering, E-Tek Dynamics, Inc. (E-Tek), now a subsidiary of JDS Uniphase, filed a complaint with the Superior Court of California, County of Santa Clara. E-Tek initially named us and Ma Li, a third party individual not associated with Avanex Corporation, as defendants in the complaint. E-Tek has recently amended its complaint to add Edward Ning, an employee of ours, as an additional named defendant.

     E-Tek's complaint alleges that we, through Ma Li and Edward Ning, have participated in illegal recruitment of E-Tek employees. Specifically and without limitation, E-Tek alleges that we worked through Edward Ning, who then worked through Ma Li, to recruit and hire E-Tek employees in violation of Ma Li's agreement with E-Tek. Ma Li has agreed to a permanent injunction, and E-Tek has subsequently dismissed its case against Ma Li. E-Tek seeks a permanent injunction, damages to be determined at trial, and costs and attorney's fees. We believe that this allegation is without merit and intend to vigorously defend against it. We believe that this complaint will not have a material effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of securityholders during the fourth quarter of our 2000 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "AVNX." Public trading of our common stock commenced on February 4, 2000. Prior to that time, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the Nasdaq National Market:

                                FISCAL YEAR 2000

                                                            HIGH        LOW
                                                           -------    -------
Third Quarter (since February 4, 2000)...................  $261.00    $145.00
Fourth Quarter...........................................  $135.80    $ 54.13

     On September 1, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $152.00 per share. As of September 1, 2000, there were approximately 41,450 stockholders of record of our common stock. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

     Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our initial public offering ("IPO") on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Concurrently with the completion of this offering, we sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of WorldCom, an aggregate of 769,230 shares of our common stock for $13.00 per share. The proceeds from the sales of these shares were approximately $10 million. See "Recent Sales of Unregistered Securities" below.

     Of the net proceeds, as of June 30, 2000, we used approximately $9.5 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $0.9 million of the proceeds were used to repay debt and capital lease obligations.

     In the future, we expect to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors That May Affect Future Results." Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.

                    RECENT SALES OF UNREGISTERED SECURITIES

     Since June 30, 1999 through June 30, 2000, we have issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated there under or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

          (1) From inception through June 30, 2000 we granted stock options and restricted stock purchase rights to acquire an aggregate of 25,271,310 shares of our common stock at prices ranging from $0.001 to $96.125 per share to employees, consultants and directors pursuant to our 1998 Stock Plan, as amended.

          (2) From inception through June 30, 2000, we issued an aggregate of 20,889,241 shares of our common stock to employees, consultants and directors pursuant to the exercise of options and restricted stock purchase rights granted under our 1998 Stock Plan, as amended, for aggregate consideration of approximately $5.9 million, which includes notes receivables from stockholders.

          (3) On July 8, 1999, in connection with a Revolving Credit and Security Agreement, we issued a warrant to purchase 19,565 shares of Series D preferred stock at an exercise price of $5.75 to Comerica Incorporated. This warrant was net exercised on July 19, 2000 for 28,673 shares.*

          (4) On September 14 and October 15, 1999, we sold 3,487,097 shares of Series D preferred stock for $5.75 per share to a group of private investors for an aggregate purchase price of $20,050,807.*

          (5) On October 8, 1999, we granted under our 1998 Stock Plan, as amended, a right to purchase an aggregate of 4,000 shares of common stock to a consultant in consideration of past services rendered for an aggregate value of $2,320.

          (6) On December 10, 1999, we granted under our 1998 Stock Plan, as amended, rights to purchase an aggregate of 60,000 shares of common stock to consultants in consideration of past services rendered for an aggregate value of $300,000.

          (7) On January 14, 2000 we agreed to sell 769,230 shares of common stock to corporate investors for an aggregate purchase price of $10,000,000.
-------------------------
* Upon our initial public offering, the preferred shares and warrants in (3) and
  (4) above were converted into common shares and warrants. Upon conversion, they were affected by the 3-for-2 stock split effected in connection with the company's re-incorporation into Delaware.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                                        PERIOD FROM
                                                                                        OCTOBER 24,
                                                                                            1997
                                                                                        (INCEPTION)
                                                              YEARS ENDED JUNE 30,           TO
                                                             -----------------------      JUNE 30,
                                                                2000         1999           1998
                                                             ----------    ---------    ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue................................................   $ 40,743      $   510       $    --
Cost of revenue............................................     26,343         (531)           --
                                                              --------      -------       -------
  Gross profit (loss)......................................     14,400          (21)           --
Operating expenses:
  Research and development.................................     15,587        4,086           515
  Sales and marketing......................................      6,047          956           125
  General and administrative...............................      5,702          723           131
  Stock compensation.......................................     31,420        3,464           362
                                                              --------      -------       -------
          Total operating expenses.........................     58,756        9,229         1,133
                                                              --------      -------       -------
Loss from operations.......................................    (44,356)      (9,250)       (1,133)
Other income (expense), net................................      5,671           29            (4)
                                                              --------      -------       -------
Net loss...................................................    (38,685)      (9,221)       (1,137)
Stock accretion............................................    (37,743)          --            --
                                                              --------      -------       -------
Net loss attributable to common stockholders...............   $(76,428)     $(9,221)      $(1,137)
                                                              ========      =======       =======
Basic and diluted net loss per common share................   $  (3.07)     $ (4.97)      $ (7.20)
                                                              ========      =======       =======
Weighted-average shares used in computing basic and diluted
  net loss per common share................................     24,936        1,857           158
                                                              ========      =======       =======

                                                                        JUNE 30,
                                                              -----------------------------
                                                                2000       1999       1998
                                                              --------    -------    ------
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...........  $184,321    $ 3,724    $2,874
Working capital.............................................   185,534      2,660     2,637
Total assets................................................   278,141      6,816     3,339
Long-term obligations, excluding current portion............     2,067        563       341
Redeemable convertible preferred stock......................        --     10,357     3,529
Total other stockholders' equity (deficit)..................  $257,157    $(6,534)   $ (805)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Avanex designs, manufactures and markets fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We were founded in October 1997, and through April 1999, we were primarily engaged in research and development activities and in hiring additional employees. A substantial portion of our operating expenses during this period was related to the design and development of our photonic processors and the testing of prototype designs. We began making volume shipments of certain of our products during the quarter ended October 1, 1999.

     The revenues currently recognized are primarily derived from sales of two products, PowerFilter and PowerMux. We commenced shipments of our PowerFilter in April 1999. To date, we have generated most of our product revenues from sales of PowerFilter to a limited number of customers. Sales of PowerFilter accounted for 81% and 95% of our net revenue in the years ended June 30, 2000 and 1999, respectively. We first shipped PowerMux in April 1999. In December 1999, we began shipping beta test units of our PowerShaper product.

     To date, we have generated a substantial portion of our revenues from a limited number of customers. We have focused our initial sales and marketing efforts primarily on large communications service providers and optical systems manufacturers. Sales to WorldCom (formerly MCI Telecommunications and MCI WORLDCOM, Inc.) accounted for 92% of our total net revenue for fiscal 2000. In the fiscal year ended June 30, 1999, Osicom accounted for 33% of our net revenue, WorldCom accounted for 32% of net revenue and Hitachi accounted for 29% of net revenue. While we are seeking to diversify our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

     The market for photonic processors is new and evolving and the volume and timing of orders are difficult to predict. A customer's decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Long sales and implementation cycles for our products, as well as the practice of customers in the communications industry to sporadically place large orders with short lead times, may cause our revenues, gross margins and operating results to vary significantly and unexpectedly from quarter to quarter.

     We market and sell our products primarily through our direct sales and marketing organization. For fiscal 2000, 95% of our direct sales have been in North America. We also have sales and marketing efforts internationally through two independent sales representatives in Italy and Israel and two distributors in Japan.

     We are engaged in continuing efforts to expand our manufacturing capabilities. On June 30, 1999, we occupied an approximately 14,000 square foot facility in Fremont, California. On June 30, 2000, we occupied approximately 145,000 square feet of Research and Development/Manufacturing space in Fremont, California. Building One, our Corporate Headquarters and Research and Development building, is 54,000 square feet. Building Two, our Manufacturing facility, is 91,000 square feet. In addition to our principal office space in Fremont, California, we also lease space in Richardson, Texas and Newtown, Pennsylvania. The Richardson facility is 7,000 square feet where we house our Photonic Center and main sales office and the Newtown office is our Eastern Regional Sales office. In addition, we have entered into a contract manufacturing relationship with CMI to manufacture optical subcomponents for us in limited quantities at a facility in Tianjin, China. Currently we perform manufacturing, final assembly, testing, quality assurance, manufacturing engineering, documentation control and repairs of our products at our Fremont facility.

     We generally recognize revenue when we ship products to our customers, title has transferred and there are no uncertainties with respect to customer acceptance. For evaluation units where the customer has the right of return through the end of the evaluation period, the company recognizes revenue on these shipments at the end of the evaluation period, if not returned. We accrue for estimated warranty costs and estimated returns at the time related revenue is recognized. Currently, all of our product sales provide for pricing and payment in U.S. dollars.

     Our cost of revenue consists of components and raw materials, direct labor, warranty, royalty and manufacturing overhead. In addition, we rely on a single or limited source of suppliers to manufacture some key components and raw materials used in our products and, in the past, we relied on the outsourcing of some subassemblies.

     Our gross margins will primarily be affected by the following factors:

     - Changes in manufacturing volume;

     - Costs incurred in establishing additional manufacturing lines and facilities;

     - Mix of products sold;

     - Changes in our pricing policies and those of our competitors;

     - Mix of sales channels through which our products are sold; and

     - Mix of domestic and international sales.

     We expect cost of revenue, as a percentage of revenue, to fluctuate from period to period.

     Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, non-recurring engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. As a result, we expect our research and development expenses to increase in dollar amount in the future.

     Sales and marketing expenses consist primarily of marketing, sales, customer service and application engineering support, as well as costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations substantially, both domestically and internationally. We expect that sales and marketing expenses will increase substantially in dollar amount over the next year as we hire additional sales and marketing personnel, initiate additional marketing programs to support our products and establish sales offices in additional domestic and international locations. We also expect to significantly expand our customer service and support organization.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, allocated facilities, recruiting expenses, professional fees and other corporate expenses. We expect general and administrative expenses to increase in dollar amount as we add personnel and incur additional costs related to the growth of our business and our operation as a public company.

     Stock compensation expense is a result of us selling restricted common stock or granting stock options to our employees or consultants with purchase or exercise prices per share determined to be below the deemed fair values per share of our common stock for accounting purposes at the dates of purchase or grant. We are amortizing deferred stock compensation over the period in which our right to repurchase restricted stock lapses or the vesting period of the applicable options, which, in each case, is generally a maximum of four years.

     In connection with the sale of Series D preferred stock in September and October 1999 to existing preferred stockholders, we recorded a non-cash charge of $15.0 million in the quarter ended October 1, 1999 and recorded an additional $5.1 million in the quarter ended December 31, 1999 to accrete the value of the Series D preferred stock to its fair value under applicable accounting rules. A $17.7 million charge was incurred in February 2000, in connection with the sale of 769,230 shares of common stock to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of WorldCom, for $13.00 per share. The charge is equal to the difference between the price of stock sold in the initial public offering and $13, multiplied by the number of shares issued.

     Despite growing revenue, we have not been profitable for any quarter since October 24, 1997 (inception). As of June 30, 2000, we had an accumulated deficit of $86.8 million. These losses have resulted primarily from developing our products, increasing manufacturing capacity, promoting brand recognition, developing our sales channels, establishing our management team and amortizing deferred stock compensation. As of June 30, 2000, we had net operating loss carry-forwards for federal income tax purposes of approximately $16.6 million, which expire in years 2013 through 2019.

     Because of continuing and substantial capital expenditures and increasing research and development, sales and marketing and general and administrative expenses, we will need to generate significant revenue growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

RESULTS OF OPERATIONS

     For ease of reference, we refer to the fiscal years ended June 30, 2000 and June 30, 1999 as fiscal 2000 and fiscal 1999, respectively. We refer to the period from October 24, 1997 (inception) through June 30, 1998 as fiscal 1998.

COMPARISON OF FISCAL 2000 AND 1999

  Net Revenue

     Net revenue for fiscal 2000 was $40.7 million. One customer, WorldCom, accounted for 92% of net revenue in fiscal 2000. Net revenue for fiscal 1999 was $510,000. In fiscal 1999, Osicom accounted for 33% of net revenue, WorldCom accounted for 32% of net revenue and Hitachi accounted for 29% of net revenue. The increase in net revenues was primarily due to the fact that fiscal 2000 was our first full year of product sales, during which we established acceptance of our products with customers and we began volume shipments.

  Cost of Revenue

     Our cost of revenue increased to $26.3 million in fiscal 2000 from $531,000 in fiscal 1999. Gross profit (loss) percentages also increased on a year-over-year basis, from gross loss of 4.1% for the year ended June 30, 1999 to gross profit of 35.3% for the year ended June 30, 2000. The increase in gross profit (loss) was primarily the result of an increase in net revenue for the period.

  Research and Development

     Research and development expense increased to $15.6 million in fiscal 2000 from $4.1 million in fiscal 1999. The absolute dollar increases in research and development expenses from year to year were primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for PowerMux and PowerShaper and cost of other development projects. The decrease in research and development expense as a percentage of net revenue, from 801% in fiscal 1999 to 38% in fiscal 2000, was primarily the result of an increase in our net revenue in fiscal 2000.

  Sales and Marketing

     Sales and marketing expenses increased to $6.0 million in fiscal 2000 from $1.0 million in fiscal 1999. The absolute dollar increase in sales and marketing expenses for fiscal 2000 as compared to fiscal 1999 was primarily the result of an increase in personnel expenses for sales and marketing staff, increased expenses related to customer support, increased sales commissions associated with higher net revenue and increased promotional and product marketing expenses. The decrease in sales and marketing expense as a percentage of net revenue, from 187% in fiscal 1999 to 15% in fiscal 2000, was primarily the result of an increase in our net revenue in fiscal 2000.

  General and Administrative

     Our general and administrative expenses increased to $5.7 million in fiscal 2000 from $723,000 in fiscal 1999. This increase was primarily the result of increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses. The decrease in general and administrative expenses as a percentage of net revenue, from 142% in fiscal 1999 to 14% in fiscal 2000, was primarily the result of an increase in our net revenue in fiscal 2000.

  Stock Compensation

     Stock compensation expense increased to $31.4 million in fiscal 2000 from $3.5 million in fiscal 1999. Through fiscal 2000, we have recorded a total of $35.2 million of stock compensation expense, with an unamortized balance of $36.1 million on our June 30, 2000 balance sheet. This increase was due to granting of stock options and stock purchase rights to additional employees.

  Other Income (Expense), Net

     Other income (expense) increased to $5.7 million in fiscal 2000 from $29,000 in fiscal 1999. This increase reflects an increase in interest income generated from higher average cash and cash equivalents balances and investments in short-term and long-term securities in fiscal 2000, which included the proceeds from our initial public offering completed in February 2000. This income is offset by interest expense associated with borrowings under our line of credit.

COMPARISON OF FISCAL 1999 AND 1998

  Net Revenue

     We did not recognize any revenue until the quarter ended June 30, 1999. Net revenue for fiscal 1999 was $510,000. In fiscal 1999, Osicom accounted for 33% of net revenue, WorldCom accounted for 32% of net revenue and Hitachi accounted for 29% of net revenue.

  Cost of Revenue

     Cost of revenue for fiscal 1999 was $531,000. Cost of revenue for fiscal 1999 included higher component and manufacturing costs associated with the lower initial production volume, as well as overhead costs that were spread over a relatively low number of units produced. As a percentage of revenue, cost of revenue for fiscal 1999 was 104% of net revenue.

  Research and Development

     Research and development expenses increased to $4.1 million for fiscal 1999, from $515,000 in fiscal 1998. The increase in dollar amount in fiscal 1999 over fiscal 1998 was primarily due to the significant increase in personnel and related costs, prototype expenses for PowerMux, PowerShaper and a network testing model, and process development for PowerFilter.

  Sales and Marketing

     Sales and marketing expenses increased to $956,000 for fiscal 1999, from $125,000 in fiscal 1998. This increase in dollar amount was primarily due to an increase in the number of sales and marketing personnel, sales commissions, increased marketing expenses and other customer-related costs.

  General and Administrative

     General and administrative expenses increased to $723,000 for fiscal 1999 from $131,000 in fiscal 1998. This increase was primarily due to an increase in the number of general and administrative personnel and increased legal, accounting, recruiting and facility cost incurred in connection with our growing business activities.

  Stock Compensation

     Stock compensation expense for fiscal 1999 was $3.5 million. Stock compensation expense for fiscal 1998 was $362,000. This increase was due to additional employees and additional grants to stock options and stock purchase rights.

  Other Income (Expense), Net

     Other income (expense), net, consists primarily of interest on our cash investments and interest expense related to our financing obligations. Other income (expense) for fiscal 1998 was $(4,000), for fiscal 1999 was $29,000. This change was caused by an increase in interest income due to larger cash balances resulting from the proceeds from the sale of our preferred stock in private financings, which was partially offset by interest charges on capital lease obligations and bank debt.

     Quarterly Results of Operations. The following table presents our unaudited quarterly operating results for the eight quarters ended June 30, 2000:

                                                                  QUARTER ENDED
                                 -------------------------------------------------------------------------------
                                 SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   OCTOBER 1,   DECEMBER 31,
                                     1998            1998         1999        1999        1999          1999
                                 -------------   ------------   ---------   --------   ----------   ------------
                                                                 (IN THOUSANDS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net revenue....................     $    --        $    --       $    --    $   510     $  4,417      $  6,499
Cost of revenue................          --             --            --        531        3,431         4,763
                                    -------        -------       -------    -------     --------      --------
  Gross profit (loss)..........          --             --            --        (21)         986         1,736
Operating expenses:
  Research and development.....         473            954         1,432      1,227          950         2,038
  Sales and marketing..........         116            149           203        488          714           962
  General and administrative...         132            112           150        329          614         1,515
  Stock compensation...........         323            350           746      2,045        6,107         9,590
                                    -------        -------       -------    -------     --------      --------
        Total operating
          expenses.............       1,044          1,565         2,531      4,089        8,385        14,105
                                    -------        -------       -------    -------     --------      --------
Loss from operations...........      (1,044)        (1,565)       (2,531)    (4,110)      (7,399)      (12,369)
                                    -------        -------       -------    -------     --------      --------
Other income (expense), net....           7             (5)           21          6          (71)           45
  Net loss.....................      (1,037)        (1,570)       (2,510)    (4,104)      (7,470)      (12,324)
                                    -------        -------       -------    -------     --------      --------
Stock accretion................          --             --            --         --      (14,961)       (5,090)
                                    -------        -------       -------    -------     --------      --------
Net loss attributable to common
  stockholders.................     $(1,037)       $(1,570)      $(2,510)   $(4,104)    $(22,431)     $(17,414)
                                    =======        =======       =======    =======     ========      ========

                                    QUARTER ENDED
                                 --------------------
                                 MARCH 31,   JUNE 30,
                                   2000        2000
                                 ---------   --------
                                    (IN THOUSANDS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Net revenue....................  $ 10,505    $ 19,322
Cost of revenue................     6,781      11,368
                                 --------    --------
  Gross profit (loss)..........     3,724       7,954
Operating expenses:
  Research and development.....     5,018       7,581
  Sales and marketing..........     2,054       2,317
  General and administrative...     1,482       2,091
  Stock compensation...........     8,585       7,138
                                 --------    --------
        Total operating
          expenses.............    17,139      19,127
                                 --------    --------
Loss from operations...........   (13,415)    (11,173)
                                 --------    --------
Other income (expense), net....     1,950       3,747
  Net loss.....................   (11,465)     (7,426)
                                 --------    --------
Stock accretion................   (17,692)         --
                                 --------    --------
Net loss attributable to common
  stockholders.................  $(29,157)   $ (7,426)
                                 ========    ========

     We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

     Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

     - Fluctuations in demand for and sales of our products;

     - Cancellations of orders and shipment rescheduling;

     - Our ability to significantly expand our manufacturing capacity at our new facility in Fremont, California, which commenced operations in November 1999;

     - The ability of CMI to timely produce and deliver subcomponents from its facility in China in the quantity and of the quality we require;

     - The practice of companies in the communications industry to sporadically place large orders with short lead times;

     - Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into our market and pricing pressures;

     - Our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

     - Our ability to control expenses;

     - Availability of components for our products and increases in the price of these components;

     - Mix of our products sold;

     - Costs related to acquisitions of technology or businesses; and

     - General economic conditions, as well as those specific to the communications and related industries.

     A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. As we expand our manufacturing capacity, we will incur expenses in one quarter relating to the expansion and related yield issues that may not result in off-setting revenue until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. If growth in our revenues does not outpace the increase in our expenses, our results of operations could be seriously harmed.

     Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily through private sales of approximately $30.4 million for convertible preferred stock. We have also financed our operations through bank borrowings as well as through equipment lease financing. In February 2000, we received proceeds of approximately $238 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors.

     As of June 30, 2000, we had cash and cash equivalents and short-term investments of $184.3 million and our long-term investment holdings of $56.9 million.

     Cash used in operating activities was $10.1 million in fiscal 2000, $5.4 million in fiscal 1999 and $590,000 in fiscal 1998. The increase was primarily due to the increase in our net loss to $38.7 million in fiscal 2000, which is up from $9.2 million in fiscal 1999 and $1.1 million in fiscal 1998, and to a lesser extent, inventory purchases and increased accounts receivable. This was offset in part by increased accounts payable, accrued expenses and non-cash charges.

     Cash used in investing activities was $161.3 million in fiscal 2000, $2.8 million in fiscal 1999 and $301,000 in fiscal 1998. For fiscal 2000, cash used in investing activities was primarily used for the investment of the initial public offering proceeds in held-to-maturity securities. Additionally, cash was used for the investment in production equipment, research and development equipment, computers and facilities to support the expansion of our operations. For fiscal 1999 and 1998, cash used in investing activities was primarily for the investment in production equipment, research and development equipment, computers and facilities to support the expansion of our operations.

     We generated $260.6 million in cash from financing activities in fiscal 2000, $7.1 million in fiscal 1999 and $3.8 million in fiscal 1998. For fiscal 2000, cash provided by financing activities was attributable primarily to net proceeds from the issuance of common stock principally through our initial public offering and through the proceeds from the issuance of preferred stock. For fiscal 1999 and 1998, cash provided by financing activities was attributable to the proceeds from the issuance of preferred stock.

     We financed capital purchases through cash, leases or equipment credit lines. We had capitalized lease obligations outstanding of $2.9 million at June 30, 2000 and $768,000 at June 30, 1999. In July 1999, we obtained a revolving credit line from a financial institution, which allows for maximum borrowings up to $3.8 million at an interest rate equal to the prime rate plus 0.75%. During fiscal 2000, we drew down $2.2 million under this facility to pay off a previous $735,000 outstanding bank debt in full and for working capital needs. This line of credit requires that we comply with specified covenants.

     In July 2000, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $10 million. The revolving credit agreement terminates July 10, 2001, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

     In connection with our expansion into a new manufacturing facility adjacent to our headquarters in Fremont, California we have spent approximately $4.6 million for equipment and leasehold improvements in fiscal 2000. We signed a lease for this new building in March 2000. As a result of our expansion into this new building, our capital spending will continue to increase in future periods.

     Our capital requirements depend on market acceptance of our products, the timing and extent of new product introductions and delivery, and the need for us to develop, market, sell and support our products on a worldwide basis. From time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital. Although we believe that our current cash and cash equivalents, short-term and long-term investment balance will be sufficient to fund our operations for at least the next 12 months, we cannot assure you that we will not seek additional funds through public or private equity or debt financing or from other sources within this time frame or that additional funding, if needed, will be available on terms acceptable to us, or at all.

     On July 25, 2000, the Company completed its acquisition of Holographix, Inc. ("Holographix"), in a transaction accounted for using the purchase method of accounting. The Company issued 501,880 Avanex common shares and 287,952 Avanex stock options for substantially all of the assets and certain liabilities of Holographix as of July 25, 2000. The total estimated purchase cost of Holographix is as follows (in thousands):

Value of securities issued.................................  $40,287
Assumption of Holographix options..........................  $23,112
                                                             -------
                                                             $63,399
Estimated transaction costs and expenses...................    2,924
                                                             -------
                                                             $66,323
                                                             =======

     The Company will record a charge for in-process research and development in the quarter ended September 30, 2000 estimated at $4.7 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which provides for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for our next fiscal year, beginning July 1, 2000, and is not anticipated to have an impact on our results of operations or financial position when adopted as we hold no derivative financial instruments and do not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarizes some of the commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. Due to the complex nature of the implementation of SAB 101, the SEC has deferred the implementation. SAB 101 will be effective in the fourth quarter of fiscal 2001 with retroactive application to the beginning of the fiscal year. The SEC intends to issue further guidance on the implementation of SAB 101. Although we cannot fully assess the impact, we currently believe that our current revenue recognition principles comply with the SAB 101.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 is effective on July 1, 2000. FIN 44 provides guidance for certain issues arising in the application of APB 25 "Accounting for Stock Issued to Employees." The Company believes that its accounting policy for stock issued to employees is in compliance with FIN 44 as of June 30, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers in short-term and long-term securities with maturities ranging from overnight up to 24 months. The average maturity of the portfolio does not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk.

     The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company as of June 30, 2000 (in thousands).

                                               YEARS ENDED
                                                JUNE 30,
                                             ---------------     TOTAL      FAIR
                                                               AMORTIZED   MARKET
                                              2001     2002      COST       VALUE
                                             ------   ------   ---------   -------
Held-to-maturity securities................  93,357   56,943    150,300    148,277
Average interest rate......................     6.6%     7.1%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
     Report of Ernst & Young LLP, Independent Auditors......        44
     Consolidated Balance Sheets............................        45
     Consolidated Statements of Operations..................        46
     Consolidated Statements of Other Stockholders'
      Equity................................................        47
     Consolidated Statements of Cash Flows..................        48
Notes to Consolidated Financial Statements..................        49
Financial Statement Schedule:
       Schedule II -- Valuation and Qualifying Accounts.....        64

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Avanex Corporation

     We have audited the accompanying consolidated balance sheets of Avanex Corporation and its subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, other stockholders' equity (deficit), and cash flows for the years ended June 30, 2000 and 1999 and for the period from October 24, 1997 (inception) to June 30, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avanex Corporation and its subsidiaries at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended June 30, 2000 and 1999 and for the period from October 24, 1997 (inception) to June 30, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
July 25, 2000

                               AVANEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 90,964    $  1,756
  Short-term investments....................................    93,357       1,968
  Accounts receivable (net of allowance for doubtful
     accounts of $452 at June 30, 2000 and $30 at June 30,
     1999)..................................................     9,942         272
  Inventories...............................................     8,266         626
  Other current assets......................................     1,922         468
                                                              --------    --------
     Total current assets...................................   204,451       5,090
Property and equipment, net.................................    14,990       1,671
Long-term investments.......................................    56,943          --
Other assets................................................     1,757          55
                                                              --------    --------
     Total assets...........................................  $278,141    $  6,816
                                                              ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings.....................................  $  1,525    $    735
  Accounts payable..........................................     7,668         990
  Accrued compensation and related expenses.................     2,999         242
  Warranty provision........................................     1,941          51
  Other accrued expenses....................................     2,045         207
  Deferred revenue..........................................     1,953          --
  Current portion of capital lease obligations..............       786         205
                                                              --------    --------
     Total current liabilities..............................    18,917       2,430
                                                              --------    --------
Capital lease obligations...................................     2,067         563
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value,
  none and 38,100,000 shares authorized at June 30, 2000 and
  1999; respectively; none and 29,788,489 shares issued and
  outstanding at June 30, 2000 and 1999, respectively,
  (stated at liquidation preference)........................        --      10,357
Other stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, no shares issued and outstanding at June
     30, 2000 and 1999......................................        --          --
  Common stock, $0.001 par value, 300,000,000 and 75,000,000 shares authorized at June 30, 2000 and 1999,
     respectively; 64,261,593 and 18,141,290 shares issued
     and outstanding at June 30, 2000 and 1999,
     respectively...........................................        64          18
  Additional paid-in capital................................   385,198      14,483
  Notes receivable from stockholders........................    (5,173)       (326)
  Deferred compensation.....................................   (36,146)    (10,351)
  Accumulated deficit.......................................   (86,786)    (10,358)
                                                              --------    --------
     Total other stockholders' equity (deficit).............   257,157      (6,534)
                                                              --------    --------
     Total liabilities and stockholders' equity (deficit)...  $278,141    $  6,816
                                                              ========    ========

                            See accompanying notes.

                               AVANEX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     PERIOD FROM
                                                                                     OCTOBER 24,
                                                                                        1997
                                                                                     (INCEPTION)
                                                          YEARS ENDED JUNE 30,           TO
                                                        -------------------------     JUNE 30,
                                                           2000           1999          1998
                                                        -----------    ----------    -----------
Net revenue...........................................  $    40,743    $      510      $    --
Cost of revenue.......................................       26,343           531           --
                                                        -----------    ----------      -------
Gross profit (loss)...................................       14,400           (21)          --
Operating expenses:
  Research and development............................       15,587         4,086          515
  Sales and marketing.................................        6,047           956          125
  General and administrative..........................        5,702           723          131
  Stock compensation..................................       31,420         3,464          362
                                                        -----------    ----------      -------
          Total operating expenses....................       58,756         9,229        1,133
                                                        -----------    ----------      -------
Loss from operations..................................      (44,356)       (9,250)      (1,133)
Interest income.......................................        6,366           148           --
Interest expense......................................         (695)         (119)          (4)
                                                        -----------    ----------      -------
Net loss..............................................      (38,685)       (9,221)      (1,137)
Stock accretion.......................................      (37,743)           --           --
                                                        -----------    ----------      -------
Net loss attributable to common stockholders..........  $   (76,428)   $   (9,221)     $(1,137)
                                                        ===========    ==========      =======
Basic and diluted net loss per common share...........  $     (3.07)   $    (4.97)     $ (7.20)
                                                        ===========    ==========      =======
Weighted-average shares used in computing basic and
  diluted net loss per common share...................   24,935,690     1,856,688      157,831
                                                        ===========    ==========      =======

                            See accompanying notes.

                               AVANEX CORPORATION

        CONSOLIDATED STATEMENTS OF OTHER STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           NOTES                                     TOTAL OTHER
                                                          ADDITIONAL    RECEIVABLE                                  STOCKHOLDERS'
                                                 COMMON    PAID-IN         FROM          DEFERRED     ACCUMULATED      EQUITY
                                                 STOCK     CAPITAL     STOCKHOLDERS    COMPENSATION     DEFICIT       (DEFICIT)
                                                 ------   ----------   -------------   ------------   -----------   -------------
Issuance of 2,700,000 shares of common stock to
  founder......................................   $ 3      $     (1)      $    --        $     --      $     --       $      2
Issuance of 4,050,000 shares of common stock
  upon exercise of share purchase rights.......     4             5            (6)             --            --              3
Issuance of 300,000 shares of common stock.....    --             1            --              --            --              1
Issuance costs associated with issuance of
  preferred shares.............................    --           (36)           --              --            --            (36)
Deferred compensation..........................    --         2,136            --          (2,136)           --             --
Amortization of deferred compensation..........    --            --            --             362            --            362
Net loss.......................................    --            --            --              --        (1,137)        (1,137)
                                                  ---      --------       -------        --------      --------       --------
    Balance at June 30, 1998...................     7         2,105            (6)         (1,774)       (1,137)          (805)
Issuance of 11,129,190 shares of common stock
  upon exercise of stock options and share
  purchase rights..............................    11           350          (342)             --            --             19
Repurchase of 37,899 shares of common stock....    --            --            --              --            --             --
Issuance of common stock options to
  consultants..................................    --           539            --              --            --            539
Deferred compensation..........................    --        11,502            --         (11,502)           --             --
Amortization of deferred compensation..........    --            --            --           2,925            --          2,925
Net loss.......................................    --            --            --              --        (9,221)        (9,221)
Other..........................................    --           (13)           22              --            --              9
                                                  ---      --------       -------        --------      --------       --------
    Balance at June 30, 1999...................    18        14,483          (326)        (10,351)      (10,358)        (6,534)
Issuance of 35,019,134 shares of common stock
  to preferred stockholders upon conversion....    35        30,373            --              --            --         30,408
Sale of 6,900,000 shares of common stock upon
  the completion of initial public offering,
  net of issuance costs of $2,812..............     7       228,200            --              --            --        228,207
Sale of 769,230 shares of common stock to
  corporate investors, concurrent with the
  initial public offering......................     1         9,999            --              --            --         10,000
Issuance of 5,710,062 shares of common stock
  upon exercise of stock options and share
  purchase rights..............................     6         5,489        (4,880)             --            --            615
Repurchase of 2,615,624 shares of common
  stock........................................    (3)          (32)           33              --            --             (2)
Issuance of warrants...........................    --           118            --              --            --            118
Issuance of 337,500 shares of common stock upon
  the exercise of warrants.....................    --         1,349            --              --            --          1,349
Issuance of common stock options to
  consultants..................................    --         3,707            --              --            --          3,707
Stock accretion................................    --        37,743            --              --       (37,743)            --
Deferred compensation..........................    --        53,508            --         (53,508)           --             --
Amortization of deferred compensation..........    --            --            --          27,713            --         27,713
Net loss.......................................    --            --            --              --       (38,685)       (38,685)
Other..........................................    --           261            --              --            --            261
                                                  ---      --------       -------        --------      --------       --------
    Balance at June 30, 2000...................   $64      $385,198       $(5,173)       $(36,146)     $(86,786)      $257,157
                                                  ===      ========       =======        ========      ========       ========

                            See accompanying notes.

                               AVANEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      PERIOD FROM
                                                                                      OCTOBER 24,
                                                                                          1997
                                                                                      (INCEPTION)
                                                              YEARS ENDED JUNE 30,         TO
                                                              --------------------      JUNE 30,
                                                                2000        1999          1998
                                                              ---------    -------    ------------
OPERATING ACTIVITIES
Net loss....................................................  $ (38,685)   $(9,221)     $(1,137)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      1,869        102           21
  Amortization..............................................        676        278           12
  Stock compensation expense................................     31,420      3,464          364
  Other.....................................................         --         22           --
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (9,670)      (272)          --
     Inventories............................................     (7,640)      (626)          --
     Other current assets...................................     (1,454)      (431)         (37)
     Other assets...........................................     (1,702)       (35)         (20)
     Accounts payable.......................................      6,678        893           97
     Accrued compensation and related expenses..............      2,757        176           66
     Warranty provision.....................................      1,890         51           --
     Other accrued expenses and deferred revenue............      3,791        163           44
                                                              ---------    -------      -------
          Net cash used in operating activities.............    (10,070)    (5,436)        (590)
INVESTING ACTIVITIES
Purchases of available-for-sale securities..................         --     (3,968)          --
Maturities of available-for-sale securities.................      1,968      2,000           --
Purchases of held-to-maturity securities....................   (167,538)        --           --
Maturities of held-to-maturity securities...................     17,238         --           --
Purchases of property and equipment.........................    (12,985)      (863)        (301)
                                                              ---------    -------      -------
          Net cash used for investing activities............   (161,317)    (2,831)        (301)
FINANCING ACTIVITIES
Payments on debt and capital lease obligations..............     (2,036)      (135)         (17)
Proceeds from issuance of convertible notes payable.........         --         --           50
Proceeds from short-term and long-term debt.................      2,150        450          285
Proceeds from issuance of common stock......................    240,169         19            4
Other.......................................................        285         --           --
Net proceeds from issuance of preferred stock...............     20,027      6,815        3,443
                                                              ---------    -------      -------
          Net cash provided by financing activities.........    260,595      7,149        3,765
                                                              ---------    -------      -------
Net increase (decrease) in cash and cash equivalents........     89,208     (1,118)       2,874
Cash and cash equivalents at beginning of period............      1,756      2,874           --
                                                              ---------    -------      -------
Cash and cash equivalents at end of period..................  $  90,964    $ 1,756      $ 2,874
                                                              =========    =======      =======
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases.....................  $   2,761    $   780      $   140
                                                              =========    =======      =======
Conversion of notes payable to convertible preferred
  stock.....................................................  $  30,408    $    --      $    50
                                                              =========    =======      =======
Common stock issued for notes receivable....................  $   4,880    $   342      $     6
                                                              =========    =======      =======
Stock accretion.............................................  $  37,743    $    --      $    --
                                                              =========    =======      =======
Warrants issued in connection with securing a line of
  credit....................................................  $     118    $    --      $    --
                                                              =========    =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid...............................................  $     533    $   117      $     2
                                                              =========    =======      =======

                             See accompanying notes

                               AVANEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     Avanex Corporation (the "Company") was incorporated on October 24, 1997. The Company manufactures and markets fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased. The carrying value of these instruments approximates fair value. The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash and cash equivalents.

  Fair Value of Financial Instruments

     The carrying value of cash, accounts receivable, employee receivables, accounts payable, accrued expenses and short-term borrowings approximates fair value.

  Investments

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. As of June 30, 2000, the Company has designated all of its investments as held-to-maturity.

     Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, based upon quoted market prices of the securities, with the unrealized gains and losses reported in a separate component of other stockholders' equity.

     The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and interest on the securities are included in interest income. The cost of securities sold is based on the specific identification method.

     Gross unrealized gains and losses and realized gains and losses on securities have not been significant to date. There have been no sales of short-term or long-term investments to date.

                               AVANEX CORPORATION

  Concentration of Credit Risk

     Financial instruments, which subject the Company to potential credit risk, consist of demand deposit accounts, money market accounts, short-term and long-term investments, employee receivables and accounts receivable. The Company maintains its demand deposit accounts, money market accounts and short-term and long-term investments primarily with two financial institutions. The Company invests its excess cash principally in debt securities.

     The Company sells primarily to large communication vendors. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses. The Company has not experienced significant losses to date. Management believes the financial risks associated with these financial instruments are minimal.

     For the year ended June 30, 2000, one customer individually accounted for 92% of net revenue. International revenue was not significant for the year ended June 30, 2000. Outstanding receivables from this customer approximated 87% of total gross accounts receivable at June 30, 2000. For the year ended June 30, 1999, three customers each individually accounted for over 10% of net revenue, for an aggregate of approximately 94% of net revenue. One customer, representing 29% of revenue for the year ended June 30, 1999 is located in Japan. Outstanding receivables from these customers approximated 98% of total gross receivables at June 30, 1999.

  Revenue Recognition

     The Company generally recognizes product revenue when the product has been shipped, title has been transferred and there are no uncertainties with respect to customer acceptance. For evaluation units where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of the evaluation period, if not returned. The Company accrues for warranty costs and estimated sales returns at the time revenue is recognized.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the useful lives of the assets, generally two to five years.

  Equipment under Capital Leases

     The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets.

  Research and Development Costs

     Research and development costs are expensed as incurred.

  Stock-Based Compensation

     As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations in accounting for its stock option grants and share purchase rights to employees. Accordingly, deferred compensation is recognized for the difference between the option price or share purchase right at the date of grant and the deemed fair value of the Company's common shares at that date when the option or share

                               AVANEX CORPORATION
purchase right exercise price is less than the fair value of the common shares. Such deferred compensation is amortized over the vesting period, generally a maximum of four years. Option grants to all others are accounted for under the fair value method prescribed by FAS 123.

  Inventories

     Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis).

  Income Taxes

     The Company uses the liability method to account for income taxes as required by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Comprehensive Income

     The Company reports comprehensive income (loss) in accordance with the FASB's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The comprehensive net loss for the years ended June 30, 2000 and 1999 and for the period ended June 30, 1998 does not differ from the reported net loss.

  Concentrations of Supply

     The Company currently purchases several key parts and components used to manufacture its products from limited sources of supply.

  Concentrations of Sales

     The Company's PowerFilter product accounted for 81% and 95% of net revenue for the year ended June 30, 2000 and 1999.

  Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2000 and 1999 and the period ended June 30, 1998 were $919,000, $76,000 and none, respectively, and are included in sales and marketing expenses.

  Segment Information

     The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews the Company's financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment, to manufacture and market photonic processors, and accordingly has provided only the required enterprise wide disclosures.

  Reincorporation

     In January 2000, Avanex Corporation, a California Corporation, merged with and into its wholly owned subsidiary, Avanex Corporation, a Delaware Corporation, for the purpose of changing its state of incorporation

                               AVANEX CORPORATION
from California to Delaware (the "Reincorporation"). As part of the Reincorporation, the shareholders of Avanex-California converted two shares of common stock (or two shares of preferred stock) in Avanex-California for three shares of Avanex-Delaware's common stock (or three shares of preferred stock) of the Company, respectively. Avanex-Delaware succeeded to all of the rights, powers and property of Avanex-California, including Avanex-California's 1998 Stock Plan, 1999 Director Plan and its 1999 Employee Stock Purchase Plan (the "Benefit Plans"). The authorized shares under the Benefit Plans also increased by one and a half times their previously authorized amounts. All references in the financial statements and notes to number of shares and per share data, for all prior periods presented, have been restated to reflect this event.

     The Restated Certificate of Incorporation of Avanex-Delaware authorized 300 million shares of common stock ($0.001 par value) and 10 million shares of preferred stock ($0.001 par value). Under the restated certificate, the Company's board of directors has the authority, without further action by stockholders, to issue some or all of the shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon such preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. SFAS 133 is effective for the Company's fiscal year beginning July 1, 2000. The Company believes the adoption of SFAS 133 will not have an impact on the consolidated financial position, results of operations, or cash flows as the Company has not entered into any derivative contracts.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin summarizes some of the commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. Due to the complex nature of the implementation of SAB 101, the SEC has deferred the implementation of SAB 101 which, for the Company, will be effective in the fourth quarter of fiscal 2001 with retroactive application to the beginning of the fiscal year. The SEC intends to issue further definitive guidance on the implementation of SAB 101. Although the Company cannot fully assess the impact of SAB 101 until such guidance is issued, the Company's preliminary assessment is that the adoption of SAB 101 will not have a significant impact on the consolidated financial position, results of operations, or cash flows.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 is effective on July 1, 2000. FIN 44 provides guidance for certain issues arising in the application of APB 25. The Company believes that its accounting policy for stock issued to employees is in compliance with FIN 44 as of June 30, 2000.

2. COMPLETION OF INITIAL PUBLIC OFFERING

     On February 9, 2000, the Company completed its initial public offering in which it sold 6,900,000 shares of Common Stock, including 900,000 shares in connection with the exercise of the underwriters' over-allotment option, at $36.00 per share. Concurrently with the completion of the offering, the Company sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of WorldCom, Inc., an aggregate of 769,230 shares of common stock for $13.00 per share.

     Upon the closing of the offering, all the Company's outstanding preferred stock automatically converted into an aggregate of 35,019,134 shares of Common Stock.

                               AVANEX CORPORATION

3. NET LOSS PER SHARE

     Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. To date, the Company has not had any issuances of shares or option grants for nominal consideration as that term is used in the Securities and Exchange Commission's Staff Accounting Bulletin No. 98.

     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

                                                                    PERIOD FROM
                                                                  OCTOBER 24, 1997
                                                                    (INCEPTION)
                                      YEARS ENDED JUNE 30,               TO
                                  ----------------------------        JUNE 30,
                                      2000            1999              1998
                                  ------------    ------------    ----------------
Net loss attributable to common
  stockholders..................  $    (76,428)   $     (9,221)     $    (1,137)
                                  ============    ============      ===========
Basic and diluted:
  Weighted-average shares of
     common stock outstanding...    37,396,308      12,850,622        4,327,109
  Less: weighted-average shares
     subject to repurchase......   (12,460,618)    (10,993,934)      (4,169,278)
                                  ------------    ------------      -----------
Weighted-average shares used in
  computing basic and diluted
  net loss per common share.....    24,935,690       1,856,688          157,831
                                  ============    ============      ===========
Basic and diluted net loss per
  common share..................  $      (3.07)   $      (4.97)     $     (7.20)
                                  ============    ============      ===========
Common stock equivalents related
  to potentially dilutive
  securities excluded from
  computations because they are
  anti-dilutive.................    23,765,376      24,447,193        9,948,553
                                  ============    ============      ===========

                               AVANEX CORPORATION

4. CONSOLIDATED BALANCE SHEET DETAILS

     Cash equivalents, Short-Term and Long-Term Investments

     Cash equivalents, short-term and long-term investments consist of the following (in thousands):

                                                      JUNE 30, 2000
                                     ------------------------------------------------
                                                   GROSS        GROSS
                                     AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                       COST        GAINS        LOSSES     FAIR VALUE
                                     ---------   ----------   ----------   ----------
Money market funds.................  $ 11,343       $--        $    --      $ 11,343
Commercial paper...................    99,940        --            (31)       99,909
Certificates of deposit............     6,078         2             --         6,080
Government securities..............     7,079        --           (191)        6,888
Corporate debt securities..........    68,262        --         (1,179)       67,083
U.S. government agencies and asset-
  backed securities................    49,133         1           (650)       48,484
                                     --------       ---        -------      --------
                                     $241,835       $ 3        $(2,051)     $239,787
                                     ========       ===        =======      ========
Due within one year................  $184,892       $--        $  (956)     $183,936
Due between one year and two
  years............................    56,943         3         (1,095)       55,851
                                     --------       ---        -------      --------
                                     $241,835       $ 3        $(2,051)     $239,787
                                     ========       ===        =======      ========

                                                      JUNE 30, 1999
                                     ------------------------------------------------
                                                   GROSS        GROSS
                                     AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                       COST        GAINS        LOSSES     FAIR VALUE
                                     ---------   ----------   ----------   ----------
Money market funds.................  $  1,756       $--        $    --      $  1,756
Commercial paper...................     1,968        --             --         1,968
                                     --------       ---        -------      --------
Total due within one year..........  $  3,724       $--        $    --      $  3,724
                                     ========       ===        =======      ========

     Estimated fair value is based upon market prices quoted on the last day of the fiscal year.

  Inventories

     Inventories consist of the following (in thousands):

                                                                 JUNE 30,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
Raw materials...............................................  $2,815    $364
Work-in-process.............................................   4,676     219
Finished goods..............................................     775      43
                                                              ------    ----
                                                              $8,266    $626
                                                              ======    ====

                               AVANEX CORPORATION

  Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                                JUNE 30,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Computer hardware and software............................  $   619    $  211
Production and engineering equipment......................   11,588     1,713
Office equipment, furniture and fixtures..................      646       160
Leasehold improvements....................................      391        --
Construction in progress..................................    4,586        --
                                                            -------    ------
                                                             17,830     2,084
Accumulated depreciation..................................   (2,840)     (413)
                                                            -------    ------
                                                            $14,990    $1,671
                                                            =======    ======

     Construction in progress primarily consists of leasehold improvements constructed and equipment received before June 30, 2000, but not placed into service until the completion of the Company's new facility in Fremont in July 2000. No depreciation was taken as of June 30, 2000 on these assets.

5. RELATED PARTY TRANSACTIONS

     In April 1999, the Company loaned $300,000 to an officer for the purchase of a home. The promissory note bore interest at 4.9% per annum. The note and accrued interest was repaid in full in June 2000.

     On November 1999, the Company loaned $125,000 to an officer. The promissory note, which bears interest at 5.57% per annum, and accrued interest are payable in full to the Company on the earliest of (i) May 19, 2001, (ii) six months from the date on which the employee can sell shares of the Company's common stock for an amount equal to the principal and interest on the note, or (iii) the termination of employment with the Company.

     In connection with the exercise of certain stock options and share purchase rights granted under the Company's stock option plan, the Company has received promissory notes equal to the total exercise price of these stock options and share purchase rights. These full recourse promissory notes, which bear interest at 4.99% - 6.20% per annum, and accrued interest are payable in full to the Company, generally four to five years from the date each of the promissory notes was issued. Promissory notes for the exercise of certain stock options and share purchase rights totaling $5,173,000, $326,000 and $6,000 were outstanding as of June 30, 2000, 1999 and 1998. These notes are classified as a reduction of other stockholders' equity (deficit).

     One of the Company's directors is a senior vice president of WorldCom, Inc. WorldCom, Inc. accounted for 92% and 32% of the Company's net revenue for the years ended June 30, 2000 and 1999.

6. COMMITMENTS AND CONTINGENCIES

     In September 1999, the Company entered into an operating lease for a new corporate headquarters and manufacturing facility. Upon the expiration of the lease in October 2009, the Company has an option to extend the lease term for an additional five year period. In March 2000, the Company entered into another operating lease for a building adjacent to its corporate headquarters. Upon the expiration of the lease in April 2010, the Company has an option to extend the lease term for an additional five-year period.

     The Company leases equipment under capital leases. Such leases include a lease facility entered into during May 1999, which made available to the Company up to $3,000,000 to finance equipment purchases at

                               AVANEX CORPORATION
an interest rate of 14.9% per annum. As of June 30, 2000, the Company has $2,760,000 drawn on the lease facility.

     Payments due under capital leases and future minimum lease payments under noncancelable operating leases having initial terms in excess of one year as of June 30, 2000 are as follows (in thousands):

                                                             CAPITAL   OPERATING
                                                             LEASES     LEASES
                                                             -------   ---------
Year ending June 30,
  2001.....................................................  $1,179     $ 2,495
  2002.....................................................   1,228       2,419
  2003.....................................................     955       2,490
  2004.....................................................      --       2,579
  2005.....................................................      --       2,507
  Remaining Years..........................................      --      12,761
                                                             ------     -------
          Total minimum lease payments.....................   3,362     $25,251
                                                                        =======
Amount representing interest...............................    (509)
                                                             ------
Present value of net minimum lease payments................   2,853
Less current portion.......................................     786
                                                             ------
Long-term portion..........................................  $2,067
                                                             ======

     At June 30, 2000 and 1999, equipment amounting to approximately $3,681,000 and $920,000, respectively, was capitalized under capital leases. Related accumulated amortization at June 30, 2000 and 1999 amounted to approximately $848,000 and $290,000, respectively. The lease agreements are payable in monthly installments through February 2003, bearing interest at rates between 14.9% and 19.5% per annum, and are fully secured by the related equipment.

     The Company's rental expense under operating leases was approximately $1,799,000 and $346,000 for the years ended June 30, 2000 and 1999, respectively and $97,000 for the period from inception (October 24, 1997) through June 30, 1998.

     From time to time, the Company may be subject to claims which arise in the normal course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the Company's financial position, cash flows or results of operations. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company's future results of operations or cash flows in a particular period.

7. FINANCING ARRANGEMENTS

     In July 1999, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $3,750,000. The revolving credit agreement terminates October 1, 2000, at which time all outstanding principal and interest are due. The line bears interest at the prime rate plus 0.75%. The Company has pledged all of its assets as collateral for this line. At June 30, 2000, the Company had borrowings of $1,525,000 against this line. This line of credit requires the Company to comply with specified covenants.

     In connection with this line of credit, the Company issued a warrant agreement to the financial institution, which entitles the holder to purchase 29,347 shares of the Company's common stock with an aggregate purchase price equal to $112,000, or approximately $3.83 per share. The warrants are exercisable at anytime, and will expire upon the earlier of (i) the closing of any acquisition of the Company or (ii) their

                               AVANEX CORPORATION
expiration on July 8, 2004. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 5.5%, contractual life of 5 years, volatility of 0.75 and no dividend yield. The Company calculated a value of $118,000 and this amount is recorded as an other asset and is being amortized to interest expense over the term of the agreement. This line of credit replaced a previous line of credit with another financial institution under which the Company had borrowings outstanding as of June 30, 1999 of $735,000.

     In July 2000, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $10,000,000. The revolving credit agreement terminates July 10, 2001, at which time all outstanding principal and interest are due. The line bears interest at the prime rate. The Company has pledged all of its assets as collateral for this line.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Redeemable Convertible Preferred Stock at June 30, 1999 was as follows (in thousands, except share and per share data):

                                              ISSUED AND OUTSTANDING    NON-CUMULATIVE
                                 AUTHORIZED   -----------------------     DIVIDENDS      LIQUIDATION
            SERIES                 SHARES        SHARES       AMOUNT         RATE        PREFERENCE
            ------               ----------   ------------   --------   --------------   -----------
A..............................   6,900,000     6,795,120      1,010        0.011           0.149
B..............................   9,525,000     9,445,116      2,519        0.021           0.267
C..............................  16,275,000    13,548,253      6,828        0.040           0.504
D..............................   5,400,000            --         --        0.192           3.833
                                 ----------    ----------     ------
Total redeemable convertible
  preferred stock..............  38,100,000    29,788,489     10,357
                                 ==========    ==========     ======

     In September and October 1999, the Company issued 5,230,645 shares of Series D redeemable convertible preferred stock ("Series D stock") at $3.83 per share resulting in gross proceeds of approximately $20.0 million. The liquidation preference is $3.83 per share and the non-cumulative dividend rate is $0.192 per share, per annum, when and if declared by the Board of Directors. In connection with the issuance of the Series D preferred stock, the Company recorded a non-cash charge of $20,051,000 to accrete the value of the preferred stock to its fair value in accordance with EITF D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized at the date of issuance that was the period in which the shares became eligible for conversion.

     Prior to the Company's initial public offering in February 2000, the Company had 38,100,000 shares of redeemable convertible preferred stock authorized. All issued and outstanding shares of preferred stock were converted into 35,019,134 shares of common stock upon the closing of the initial public offering. There was no redeemable convertible preferred stock authorized, issued or outstanding at June 30, 2000.

9. OTHER STOCKHOLDERS' EQUITY

  Shares issued to Founder

     In January 1998, the Company issued 2,700,000 shares of stock to one of its founders pursuant to a restricted stock purchase agreement that permits the Company to repurchase the shares at the original sales price. These rights expire at a rate of 25% after one year and 1/48 per month thereafter. At June 30, 2000, 1,012,500 shares remained subject to repurchase under these agreements.

                               AVANEX CORPORATION

  Common Stock issued to Corporate Investors

     In conjunction with the initial public offering, the Company sold shares of common stock in a private placement with two separate corporate investors. Each corporate investor acquired 384,615 shares of common stock at $13.00 per share. The Company recorded an accretion charge equal to the difference between the initial public offering price of $36 per share and $13 per share. The non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized on the date of issuance.

  Stock Option/Rights Plans

     The Company adopted the 1998 Stock Plan (the "Option Plan"), under which officers, employees, directors, and consultants may be granted Incentive Stock Options ("ISOs") and Nonstatutory Stock Options ("NSOs") to purchase shares of the Company's common stock.

     The Option Plan permits ISOs and NSOs to be granted at an exercise price of not less than 100% of the fair value on the date of grant as determined by the Board of Directors. Options that expire (generally ten years from the grant date) or are canceled are returned to the Option Plan. The term of the Option Plan is ten years. Options may be granted with different vesting terms as determined by the Board of Directors. The options generally vest 25% upon completion of one year of service and 1/48 per month thereafter.

     In January 2000, the Company adopted the 1999 Director Option Plan (the "Director Plan"). Non-employee directors are entitled to participate in the Director Plan. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Director Plan, plus automatic annual increases beginning on July 1, 2000 equal to the least of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, and (iii) a lesser amount determined by the Company's Board of Directors. The Director Plan generally provides for an automatic initial grant of an option to purchase 40,000 shares of our common stock to each non-employee director on the date which the later of the following events occur: the effective date of the Director Plan; or the date when a person first becomes a non-employee director. After the initial grant, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of our common stock each year on the date of the Company's annual stockholders' meeting. Grants generally shall have a term of 10 years. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. Each subsequent option grant will fully vest on the anniversary of its date of grant. The exercise price of all options will be 100% of the fair market value per share of our common stock on the date of grant. As of June 30, 2000, no options have been granted pursuant to the Director Plan.

     Stock option activity under the Option Plan and Director Plan is as follows:

                                 OUTSTANDING
                 -------------------------------------------           EXERCISABLE
                                    WEIGHTED-                  ---------------------------
                    NUMBER           AVERAGE       WEIGHTED-      NUMBER        WEIGHTED-
   RANGE OF        OF SHARES        REMAINING       AVERAGE      OF SHARES       AVERAGE
   EXERCISE          AS OF         CONTRACTUAL     EXERCISE        AS OF        EXERCISE
    PRICES       JUNE 30, 2000   LIFE (IN YEARS)     PRICE     JUNE 30, 2000      PRICE
---------------  -------------   ---------------   ---------   -------------   -----------
$ 0.001 -  0.72..   1,311,758         8.91          $ 0.220        60,948        $0.100
  1.00  -  4.67..   1,738,450         9.44            3.270        91,250         3.720
 13.00  - 55.06..     658,048         9.61           22.630            --            --
 65.50  - 96.13..     280,750         9.89           74.200            --            --
---------------    ---------          ----          -------       -------        ------
$ 0.001 - 96.13..   3,989,006         9.33          $10.450       152,198        $2.270

                               AVANEX CORPORATION

                                                          OUTSTANDING OPTIONS
                                                         ----------------------
                                                                      WEIGHTED-
                                                          NUMBER       AVERAGE
                                                            OF        EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Balance at inception (October 24, 1997)................         --     $   --
  Options granted......................................    348,602       0.01
                                                         ---------
Balance at June 30, 1998...............................    348,602       0.01
  Options granted......................................  1,297,050       0.03
  Options exercised....................................   (618,602)      0.02
  Options canceled.....................................    (38,250)      0.05
                                                         ---------
Balance at June 30, 1999...............................    988,800       0.05
                                                         ---------
  Options granted......................................  4,109,654      10.71
  Options exercised....................................   (753,897)      0.82
  Options canceled.....................................   (355,551)      4.82
                                                         ---------
Balance at June 30, 2000...............................  3,989,006     $10.45
                                                         =========

     Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and 1/48 per month thereafter. During the years ended June 30, 2000 and 1999 and for the period from inception (October 24, 1997) to June 30, 1998, the Company issued 4,956,165 shares, 10,510,589 shares, and 4,050,000 shares under the Option Plan. Shares subject to repurchase were 11,929,780 shares as of June 30, 2000, 11,730,902 shares as of June 30, 1999, and 4,050,000 shares as of June 30, 1998. For the year ended June 30, 2000 and 1999, the Company repurchased 2,615,625 and 37,899 shares, respectively, under the Option Plan.

     The weighted-average deemed fair value of stock options and share purchase rights granted during fiscal 2000 and 1999 and for the period ended June 30, 1998 was $10.44, $1.51 and $0.19, respectively.

     For the years ended June 30, 2000 and 1999 and for the period October 24, 1997 to June 30, 1998, the Company recorded deferred stock compensation of $53,508,000, $11,502,000 and $2,136,000, respectively, representing the difference between the exercise price and the deemed fair value for accounting purposes of the Company's common stock on the date such stock options and share purchase rights were granted. The deemed fair value was based on the Company's retrospective review of the primary business factors underlying the value of its common stock on the dates such grants were made, viewed in light of the Company's initial public offering and the expected initial public offering price per share. For the years ended June 30, 2000 and 1999 and for the period inception (October 24, 1997) to June 30, 1998, the Company recorded amortization of deferred stock compensation of $27,713,000, $2,925,000 and $362,000, respectively. At June 30, 2000, the Company had $36,146,000 of remaining unamortized deferred compensation. Such amount is included as a reduction of other stockholders' equity (deficit) and is being amortized over the vesting period.

     For the years ended June 30, 2000 and 1999, the Company recorded stock compensation cost of $3,707,000 and $539,000, respectively related to common stock options granted to consultants. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: weighted-average risk free interest rate of 5.5%, contractual life of ten years, volatility of 0.75 and no dividend yield.

                               AVANEX CORPORATION

  Pro Forma Disclosures of the Effect of Stock-Based Compensation

     Pro forma information regarding net loss and net loss per common share is required by FAS 123 as if the Company had accounted for its employee stock options and share purchase rights under the fair value method of FAS 123. The fair value of these options and share repurchase rights granted prior to the Company's initial public offering was estimated at the date of grant using the minimum value method. The fair value of stock options and share purchase rights granted subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

                                                            JUNE 30,
                                                  -----------------------------
                                                   2000       1999       1998
                                                  -------    -------    -------
Risk-free interest rate.........................      5.5%       5.5%       5.5%
Dividend yield..................................       --         --         --
Weighted-average expected life..................  5 years    5 years    5 years
Volatility......................................       90%        --         --

     For options granted after February 3, 2000, the volatility of 0.9 was used to determine its value under the Black-Scholes method with the other assumptions being the same as for the minimum value method.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share data):

                                                                        PERIOD FROM
                                                                          OCTOBER
                                                                         24, 1997
                                                                        (INCEPTION)
                                               YEARS ENDED JUNE 30,         TO
                                               ---------------------     JUNE 30,
                                                 2000         1999         1998
                                               ---------    --------    -----------
Net loss:
  As reported................................   (76,428)     (9,221)      (1,137)
  Pro forma..................................   (79,772)     (9,313)      (1,147)
Basic and diluted net loss per common share:
  As reported................................     (3.07)      (4.97)       (7.20)
  Pro forma..................................     (3.20)      (5.02)       (7.27)

     The pro forma impact of options on the consolidated net loss attributable to common stockholders for the years ended June 30, 2000 and 1999 and for the period from October 24, 1997 (inception) to June 30, 1998 is not representative of the effects on consolidated net income (loss) attributable to common stockholders for future years, as future years will include the effects of additional stock option grants.

  1999 Employee Stock Purchase Plan

     In January 2000, the Company adopted the 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") for its employees. A total of 525,000 shares of the Company's common stock has been reserved for issuance under the Stock Purchase Plan, plus automatic annual increases beginning on July 1, 2000 equal to

                               AVANEX CORPORATION
the least of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, and (iii) a lesser amount determined by the Company's Board of Directors. The Stock Purchase Plan permits participants to purchase the Company's common stock through payroll deductions of up to 10% of the participant's compensation. The maximum number of shares a participant may purchase during each offering period is 3,000 shares. The price of common stock purchases will be 85% of the lower of the fair market value at the beginning of the offering period and the ending of the offering period. As of June 30, 2000, no shares have been issued under the Stock Purchase Plan.

  Warrants

     In December 1998, the Company issued warrants to three individuals in connection with founding the Company. Each warrant agreement entitles the holder to purchase 112,500 shares of the Company's common stock with an aggregate purchase price equal to $1,350,000. These warrants were exercised upon the closing of the initial public offering.

  Shares Reserved

     Common stock reserved for future issuance is as follows:

                                                               JUNE 30,
                                                                 2000
                                                              -----------
Stock Plans.................................................   12,139,283
Reserved for warrants.......................................       29,347
                                                              -----------
  Total common stock reserved for future issuance...........   12,168,630
                                                              ===========

     The amount above of 12,139,283 shares includes 300,000 shares related to the 1999 Director Option Plan and 525,000 shares related to the 1999 Employee Stock Purchase Plan. In addition, annual increases will be added to the 1998 Stock Plan, beginning on July 1, 2000, equal to the least of (i) 6,000,000 shares, (ii) 4.9% of the Company's outstanding shares, and (iii) a lesser amount determined by the Company's Board of Directors.

10. 401(K) PLAN

     The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on the first day of the month following their hire date with the Company. Under the plan, employees may contribute up to 15% of their pretax salaries per year but not more than the statutory limits. The Company has not contributed to the plan.

11. INCOME TAXES

     There has been no provision for U.S. federal, U.S. state or foreign income taxes for any period as the Company has incurred operating losses since inception for all jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                               AVANEX CORPORATION

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                          YEARS ENDED JUNE 30,
                                                          ---------------------
                                                            2000         1999
                                                          ---------    --------
Deferred tax assets:
Net operating loss carryforwards........................  $  7,655     $ 2,330
Stock option compensation...............................     5,640         988
Other...................................................     3,709         480
                                                          --------     -------
Total deferred tax assets...............................    17,004       3,798
Valuation allowance.....................................   (17,004)     (3,798)
                                                          --------     -------
Net deferred tax assets.................................  $     --     $    --
                                                          ========     =======

     Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13.2 million, $3.5 million and $0.3 million in the years ended June 30, 2000 and 1999 and for the period from October 24, 1997 (inception) to June 30, 1998, respectively.

     As of June 30, 2000, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $16.6 million, which expire in years 2013 through 2019. The Company also had net operating loss carry-forwards for state income tax purposes of approximately $19.0 million expiring in the year 2006. Utilization of the Company's net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12. SUBSEQUENT EVENT

     On July 25, 2000, the Company completed its acquisition of Holographix, Inc. ("Holographix"), in a transaction accounted for using the purchase method of accounting. The Company issued 501,880 Avanex common shares and 287,952 Avanex stock options for substantially all of the assets and certain liabilities of Holographix as of July 25, 2000. The total estimated purchase cost of Holographix is as follows (in thousands):

Value of securities issued..................................  $40,287
Assumption of Holographix options...........................  $23,112
                                                              -------
                                                              $63,399
Estimated transaction costs and expenses....................    2,924
                                                              -------
                                                              $66,323
                                                              =======

     The Company will record a charge for in-process research and development in the quarter ended September 30, 2000 estimated at $4.7 million.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     There have been none.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 is incorporated by reference to our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference to our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference to our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS

     (1) INDEX TO FINANCIAL STATEMENTS

        The Financial Statements required by this Item are submitted in Part II,
Item 8 of this Report.

     (2) FINANCIAL STATEMENTS SCHEDULE

        The following financial statement schedule of Avanex Corporation for the period from inception (October 24, 1997) to June 30, 1998 and for the years ended June 30, 1999 and 2000 should be read in conjunction with the Consolidated Financial Statements of Avanex Corporation.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                   BALANCE AT
                                                BEGINNING OF    COSTS AND     DEDUCTIONS-      END OF
                                                   PERIOD        EXPENSES     WRITE-OFFS       PERIOD
                                                ------------    ----------    -----------    ----------
Period ended June 30, 1998....................    $    --        $     --         $--         $     --
Year ended June 30, 1999......................         --          30,000          --           30,000
Year ended June 30, 2000......................    $30,000        $422,000         $--         $452,000

     All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3) EXHIBITS

     EXHIBIT
       NO.                          DESCRIPTION OF EXHIBITS
    ----------                      -----------------------
     3.1+         Amended and Restated Certificate of Incorporation of the
                  Registrant filed February 9, 2000
     3.2++        Amended and Restated Bylaws of the Registrant
     4.1++        Specimen Common Stock Certificate
    10.1++        Form of Indemnification Agreement between Registrant and
                  each of its directors and officers
    10.2++        1998 Stock Plan, as amended, and forms of agreement
                  thereunder
    10.3++        1999 Employee Stock Purchase Plan
    10.4++        1999 Director Option Plan
    10.5++        Founder's Stock Purchase Agreement between the Registrant
                  and Simon Xiaofan Cao dated January 13, 1998
    10.6++        Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Walter Alessandrini dated October 8, 1999
    10.7++
    10.8.1++      Stock Purchase Agreement, including Security Agreement and
                  Promissory Note, between the Registrant and Paul Shi-Qi
                  Jiang dated July 22, 1999
    10.8.2++      Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Simon Xiaofan Cao dated August 4, 1999
    10.8.3++      Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Peter Maguire dated August 4, 1999
    10.8.4++      Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  James Pickering dated September 10, 1999
    10.8.5++      Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Margaret Quinn dated October 8, 1999
    10.8.6++      Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Simon Xiaofan Cao dated October 12, 1999
    10.8.7++      Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Anthony Florence dated November 19, 1999
    10.8.8++      Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Jessy Chao dated November 26, 1999
    10.8.9++      Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Paul Shi-Qi Jiang dated November 26, 1999
    10.8.10++     Stock Option Agreement, and accompanying exhibits, between the Registrant and Jessy Chao dated February 3, 1998
    10.8.11++     Stock Option Agreement, and accompanying exhibits, between the Registrant and Paul Shi-Qi Jiang dated February 3, 1998
    10.8.12++     Form of Stock Option Agreements between the Registrant and certain directors
    10.8.13++     Schedule of directors receiving stock options of the
                  Registrant
    10.8.15       Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Brian Kinard dated October 22, 1999
    10.8.16       Restricted Stock Purchase Agreement, including Security
                  Agreement and Promissory Note, between the Registrant and
                  Brett Casebolt dated January 31, 2000
    10.9++        Second Amended and Restated Shareholder Rights Agreement
                  dated September 14, 1999
    10.10++       Senior Loan and Security Agreement No. 053-6193 between
                  Phoenix Leasing Incorporated and the Registrant dated
                  November 5, 1998
    10.11++       Master Lease No. S7280 dated June 2, 1999, between Finova
                  Capital Corporation and the Registrant
    10.12++       Employment Letter between the Registrant and Walter
                  Alessandrini dated March 2, 1999
    10.13++       Secured Promissory Note held by the Registrant for Walter
                  Alessandrini dated May 20, 1999 and amendment to the Secured
                  Promissory Note dated December 1, 1999

     EXHIBIT
       NO.                          DESCRIPTION OF EXHIBITS
    ----------                      -----------------------
    10.14++       Employment Letter between the Registrant and Simon Cao dated
                  January 2, 1998
    10.15++       Employment Letter between the Registrant and Paul Jiang
                  dated January 2, 1998
    10.16++       Employment Letter between the Registrant and Peter Maguire dated June 18, 1999
    10.17*++      Patent License Agreement between Fujitsu Limited and the
                  Registrant dated July 15, 1998
    10.17.1*++    Letter clarifying the Patent License Agreement between
                  Fujitsu Limited and the Registrant dated July 1, 1998
    10.18++       Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont,
                  California dated September 8, 1999
    10.19++       Assignment of Sublease between Registrant and Pathnet, Inc.
                  for 405 International Parkway, Richardson, Texas dated
                  September 17, 1998
    10.19.1++     Sublease between KLA-Tencor Corporation and Pathnet, Inc.
                  for 405 International Parkway, Richardson, Texas dated
                  October 16, 1997
    10.20++       Amendment to Sublease for 405 International Parkway,
                  Richardson, Texas dated January 1998
    10.21++       Master Lease for 405 International Parkway, Richardson,
                  Texas dated January 1, 1990
    10.22*++      License and Supply Agreement between Registrant and Concord
                  Micro-Optics, Inc. dated May 24, 1999
    10.23*++      International Distributor Agreement between the Registrant and Hakuto Co., Ltd. dated November 1999
    10.24++       Professional Services Agreement between the Registrant and
                  AristaSoft Corporation dated July 7, 1999
    10.25++       Cost Sharing Agreement between the Registrant and Avanex
                  Cayman dated December, 1999
    10.26*++      International Distributor Agreement between the Registrant and Sun Instruments dated December 20, 1999
    10.27++       Subscription Agreement between the Registrant and Microsoft
                                      Corporation dated January 14, 2000
    10.28++       Subscription Agreement between the Registrant and MCI
                  Worldcom Venture Fund dated January 14, 2000
    10.29++       Third Amended and Restated Shareholder Rights Agreement
                  dated January 14, 2000
    10.30+        Lease Agreement between Stevenson Business Park, LLC and the
                  Registrant for Building C of 40919 Encyclopedia Circle,
                  Fremont, California dated March 1, 2000
    10.31         Revolving Credit and Security Agreement between Comerica
                  Bank-California and the Registrant dated July 10, 2000
    10.32+++      Asset Purchase Agreement by and among the Registrant, Aspen
                  Acquisition Corporation and Holographix, Inc. dated May 22,
                  2000
    21.1          List of subsidiaries of the Registrant
    23.1          Consent of Ernst & Young LLP, Independent Auditors
    24.1++        Power of Attorney (See page II-[X])
    27.1          Financial Data Schedule for the year ended June 30, 2000
    27.2++        Financial Data Schedule for six months ended December 31,
                  1999
    27.3++        Financial Data Schedule for the year ended June 30, 1999
    27.4++        Financial Data Schedule for the period from October 24, 1997
                  (inception) to June 30, 1998

---------------
*     Confidential treatment requested.

+     Incorporated herein by reference to Registrant's Form 10-Q/A file May 16,
      2000

++ Incorporated herein by reference to Registrant's Registration Statement on Form S-1 No. 333-92097

+++  Incorporated herein by reference to Registrant's Form 8-K filed June 6,
     2000

     (b) REPORTS ON FORM 8-K

     On June 6, 2000, the Registrant filed a Current Report on Form 8-K disclosing that the Registrant had executed an Asset Purchase Agreement dated May 22, 2000 with Aspen Acquisition Corporation and Holographix Inc. No financial statements were filed with this Current Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, County of Alameda, State of California, on September 21, 2000.

                                          AVANEX CORPORATION

                                          By         /s/ JESSY CHAO
                                            ------------------------------------
                                            Jessy Chao
                                            Vice President Finance and Chief
                                             Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jessy Chao and Brian Kinard, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ WALTER ALESSANDRINI                   Director, President and     September 21, 2000
-----------------------------------------------------    Chief Executive Officer
                 Walter Alessandrini                       (principal executive
                                                                 officer)

                   /s/ JESSY CHAO                      Vice President, Finance and   September 21, 2000
-----------------------------------------------------    Chief Financial Officer
                     Jessy Chao                            (principal financial
                                                                 officer)

                    /s/ SIMON CAO                        Director, Senior VP and     September 21, 2000
-----------------------------------------------------            Founder
                      Simon Cao

                   /s/ TODD BROOKS                               Director            September 21, 2000
-----------------------------------------------------
                     Todd Brooks

                    /s/ VINT CERF                                Director            September 21, 2000
-----------------------------------------------------
                      Vint Cerf

                 /s/ FEDERICO FAGGIN                             Director            September 21, 2000
-----------------------------------------------------
                   Federico Faggin

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                 /s/ MICHAEL GOGUEN                              Director            September 21, 2000
-----------------------------------------------------
                   Michael Goguen

                   /s/ SETH NEIMAN                               Director            September 21, 2000
-----------------------------------------------------
                     Seth Neiman

                  /s/ GREGORY REYES                              Director            September 21, 2000
-----------------------------------------------------
                    Gregory Reyes

                /s/ JOEL A. SMITH III                            Director            September 21, 2000
-----------------------------------------------------
                  Joel A. Smith III

                                 EXHIBIT INDEX

    EXHIBIT                            DESCRIPTION
    -------                            -----------
       3.1+    Amended and Restated Certificate of Incorporation of the
               Registrant filed February 9, 2000
      3.2++    Amended and Restated Bylaws of the Registrant
      4.1++    Specimen Common Stock Certificate
     10.1++    Form of Indemnification Agreement between Registrant and
               each of its directors and officers
     10.2++    1998 Stock Plan, as amended, and forms of agreement
               thereunder
     10.3++    1999 Employee Stock Purchase Plan
     10.4++    1999 Director Option Plan
     10.5++    Founder's Stock Purchase Agreement between the Registrant
               and Simon Xiaofan Cao dated January 13, 1998
     10.6++    Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Walter Alessandrini dated October 8, 1999
     10.7++
    10.8.1++   Stock Purchase Agreement, including Security Agreement and
               Promissory Note, between the Registrant and Paul Shi-Qi
               Jiang dated July 22, 1999
    10.8.2++   Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Simon Xiaofan Cao dated August 4, 1999
    10.8.3++   Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Peter Maguire dated August 4, 1999
    10.8.4++   Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               James Pickering dated September 10, 1999
    10.8.5++   Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Margaret Quinn dated October 8, 1999
    10.8.6++   Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Simon Xiaofan Cao dated October 12, 1999
    10.8.7++   Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Anthony Florence dated November 19, 1999
    10.8.8++   Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Jessy Chao dated November 26, 1999
    10.8.9++   Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Paul Shi-Qi Jiang dated November 26, 1999
    10.8.10++  Stock Option Agreement, and accompanying exhibits, between the Registrant and Jessy Chao dated February 3, 1998
    10.8.11++  Stock Option Agreement, and accompanying exhibits, between the Registrant and Paul Shi-Qi Jiang dated February 3, 1998
    10.8.12++  Form of Stock Option Agreements between the Registrant and certain directors
    10.8.13++  Schedule of directors receiving stock options of the
               Registrant
    10.8.15    Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Brian Kinard dated October 22, 1999
    10.8.16    Restricted Stock Purchase Agreement, including Security
               Agreement and Promissory Note, between the Registrant and
               Brett Casebolt dated January 31, 2000
     10.9++    Second Amended and Restated Shareholder Rights Agreement
               dated September 14, 1999

    EXHIBIT                            DESCRIPTION
    -------                            -----------
    10.10++    Senior Loan and Security Agreement No. 053-6193 between
               Phoenix Leasing Incorporated and the Registrant dated
               November 5, 1998
    10.11++    Master Lease No. S7280 dated June 2, 1999, between Finova
               Capital Corporation and the Registrant
    10.12++    Employment Letter between the Registrant and Walter
               Alessandrini dated March 2, 1999
    10.13++    Secured Promissory Note held by the Registrant for Walter
               Alessandrini dated May 20, 1999 and amendment to the Secured
               Promissory Note dated December 1, 1999
    10.14++    Employment Letter between the Registrant and Simon Cao dated
               January 2, 1998
    10.15++    Employment Letter between the Registrant and Paul Jiang
               dated January 2, 1998
    10.16++    Employment Letter between the Registrant and Peter Maguire dated June 18, 1999
    10.17*++   Patent License Agreement between Fujitsu Limited and the
               Registrant dated July 15, 1998
    10.17.1*++ Letter clarifying the Patent License Agreement between
               Fujitsu Limited and the Registrant dated July 1, 1998
    10.18++    Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont,
               California dated September 8, 1999
    10.19++    Assignment of Sublease between Registrant and Pathnet, Inc.
               for 405 International Parkway, Richardson, Texas dated
               September 17, 1998
    10.19.1++  Sublease between KLA-Tencor Corporation and Pathnet, Inc.
               for 405 International Parkway, Richardson, Texas dated
               October 16, 1997
    10.20++    Amendment to Sublease for 405 International Parkway,
               Richardson, Texas dated January 1998
    10.21++    Master Lease for 405 International Parkway, Richardson,
               Texas dated January 1, 1990
    10.22*++   License and Supply Agreement between Registrant and Concord
               Micro-Optics, Inc. dated May 24, 1999
    10.23*++   International Distributor Agreement between the Registrant and Hakuto Co., Ltd. dated November 1999
    10.24++    Professional Services Agreement between the Registrant and
               AristaSoft Corporation dated July 7, 1999
    10.25++    Cost Sharing Agreement between the Registrant and Avanex
               Cayman dated December, 1999
    10.26*++   International Distributor Agreement between the Registrant and Sun Instruments dated December 20, 1999
    10.27++    Subscription Agreement between the Registrant and Microsoft
                                   Corporation dated January 14, 2000
    10.28++    Subscription Agreement between the Registrant and MCI
               Worldcom Venture Fund dated January 14, 2000
    10.29++    Third Amended and Restated Shareholder Rights Agreement
               dated January 14, 2000
     10.30+    Lease Agreement between Stevenson Business Park, LLC and the
               Registrant for Building C of 40919 Encyclopedia Circle,
               Fremont, California dated March 1, 2000
      10.31    Revolving Credit and Security Agreement between Comerica
               Bank-California and the Registrant dated July 10, 2000
    10.32+++   Asset Purchase Agreement by and among the Registrant, Aspen
               Acquisition Corporation and Holographix, Inc. dated May 22,
               2000
       21.1    List of subsidiaries of the Registrant

    EXHIBIT                            DESCRIPTION
    -------                            -----------
       23.1    Consent of Ernst & Young LLP, Independent Auditors
     24.1++    Power of Attorney (See page II-[X])
       27.1    Financial Data Schedule for the year ended June 30, 2000
     27.2++    Financial Data Schedule for six months ended December 31,
               1999
     27.3++    Financial Data Schedule for the year ended June 30, 1999
     27.4++    Financial Data Schedule for the period from October 24, 1997
               (inception) to June 30, 1998

---------------
*     Confidential treatment requested.

+     Incorporated herein by reference to Registrant's Form 10-Q/A file May 16,
      2000

++ Incorporated herein by reference to Registrant's Registration Statement on Form S-1 No. 333-92097

+++  Incorporated herein by reference to Registrant's Form 8-K filed June 6,
     2000