Form 10-Q
period 2000-09-30
AVANEX CORP
filed 2000-11-15
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   No [ ]

    There were 65,164,956 shares of the Company's Common Stock, par value $.001, outstanding on November 1, 2000.

AVANEX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000

  Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2000 and 1999

  Condensed Consolidated Statements of Cash Flows for the Three Months ended September 30, 2000 and 1999

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 4: Submission of Matters to a Vote of Security Holders

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

                                                       September 30,   June 30,
                                                           2000          2000
                                                       ------------  ------------

                          ASSETS
Current assets:
  Cash and cash equivalents...........................     $80,942       $90,964
  Short-term investments..............................     123,661        93,357
  Accounts receivable, net............................      16,384         9,942
  Inventories.........................................      14,164         8,266
  Other current assets................................       3,001         1,922
                                                       ------------  ------------
    Total current assets..............................     238,152       204,451
Property and equipment, net...........................      26,541        14,990
Intangible assets.....................................      50,581            --
Long-term investments.................................      31,661        56,943
Other assets..........................................       1,946         1,757
                                                       ------------  ------------
        Total assets..................................    $348,881      $278,141
                                                       ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................      $1,254        $1,525
  Accounts payable....................................      14,871         7,668
  Accrued compensation and related expenses...........       5,743         2,999
  Accrued warranty....................................       2,977         1,941
  Other accrued expenses..............................      11,319         2,045
  Deferred revenue....................................       3,311         1,953
  Current portion of capital lease obligations........         817           786
                                                       ------------  ------------
    Total current liabilities.........................      40,292        18,917

Capital lease obligations.............................       1,850         2,067

Commitments and contingencies

Stockholders' equity :
  Common stock........................................          65            64
  Additional paid-in capital..........................     493,756       385,198
  Notes receivable from stockholders..................      (4,610)       (5,173)
  Deferred compensation...............................     (70,382)      (36,146)
  Accumulated deficit.................................    (112,090)      (86,786)
                                                       ------------  ------------
    Total stockholders' equity........................     306,739       257,157
                                                       ------------  ------------

        Total liabilities and stockholders' equity....    $348,881      $278,141
                                                       ============  ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

                                            Three Months Ended
                                         -------------------------
                                               September 30,
                                              2000         1999
                                         ------------ ------------
Net revenue.............................     $34,767       $4,417
Cost of revenue.........................      19,255        3,431
                                         ------------ ------------
Gross profit............................      15,512          986

Operating expenses:
  Research and development..............       8,165          950
  Sales and marketing...................       3,965          714
  General and administrative............       2,906          614
  Stock compensation....................      21,141        6,107
  In-process research and development...       4,700            --
  Amortization of intangibles...........       1,798            --
                                         ------------ ------------
    Total operating expenses............      42,675        8,385
                                         ------------ ------------
Loss from operations....................     (27,163)      (7,399)
Other income (expense)..................       3,415          (71)
                                         ------------ ------------
Net loss before tax.....................     (23,748)      (7,470)
Income tax expense......................       1,556            --
                                         ------------ ------------
Net loss................................     (25,304)      (7,470)
Stock accretion.........................           --     (14,961)
                                         ------------ ------------
Net loss attributable to
  common stockholders...................    ($25,304)    ($22,431)
                                         ============ ============
Basic and diluted net loss
  per common share......................      ($0.46)      ($3.70)
                                         ============ ============
Weighted-average shares
  used in computing basic
  and diluted net loss per
  common share..........................      54,841        6,066
                                         ============ ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                    Three Months Ended
                                                               --------------------------
                                                                           September 30,
                                                                  2000          1999
                                                               ------------  ------------
OPERATING ACTIVITIES
Net loss.....................................................     ($25,304)      ($7,470)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization..............................        1,851           275
  Non-cash charges, primarily stock compensation expense.....       21,141         6,131
  Amortization of intangibles................................        1,798             --
  Acquired in-process research and development...............        4,700             --
  Changes in operating assets and liabilities:
    Accounts receivable......................................       (6,442)       (2,837)
    Inventories..............................................       (5,898)         (635)
    Other current assets.....................................       (1,079)         (814)
    Other assets.............................................         (189)       (1,270)
    Accounts payable.........................................        7,203         1,284
    Accrued compensation and related expenses................        2,744            36
    Other accured expenses and deferred revenue..............       11,668           777
                                                               ------------  ------------
      Net cash provided by (used in) operating activities....       12,193        (4,523)
                                                               ------------  ------------
INVESTING ACTIVITIES
Purchases of short-term and long-term investments, net.......       (5,022)       (6,038)
Acquisition of business......................................       (3,077)            --
Purchases of property and equipment..........................      (13,306)         (747)
                                                               ------------  ------------
      Net cash used for investing activities.................      (21,405)       (6,785)
                                                               ------------  ------------
FINANCING ACTIVITIES
Payments on debt and capital lease obligations...............         (457)         (907)
Payments on debt assumed in the acquisition..................       (1,607)            --
Proceeds from short-term and long-term debt..................            --        2,150
Proceeds from issuance of common stock, net of repurchases...          691            (2)
Proceeds from payment on stockholders' notes receivable......          563             --
Net proceeds from issuance of preferred stock................            --       14,943
                                                               ------------  ------------
      Net cash (used in) provided by financing activities....         (810)       16,184
                                                               ------------  ------------

Net increase (decrease) in cash and cash equivalents.........      (10,022)        4,876
Cash and cash equivalents at beginning of period.............       90,964         1,756
                                                               ------------  ------------
Cash and cash equivalents at end of period...................      $80,942        $6,632
                                                               ============  ============
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases......................            --       $1,216
                                                               ============  ============
Common stock issued for notes receivable.....................            --         $286
                                                               ============  ============
Stock accretion..............................................            --      $14,961
                                                               ============  ============
Warrants issued in connection with securing a line
  of credit..................................................            --         $118
                                                               ============  ============

See accompanying notes.

AVANEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2000, and for the three months ended September 30, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively "Avanex" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000 and the operating results and cash flows for the three months ended September 30, 2000 and 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended June 30, 2000.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2001.

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarter of fiscal 2001 and 2000 ended on September 29, 2000 and October 1, 1999 respectively.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                             September 30,     June 30,
                                                 2000            2000
                                             ------------    ------------
Raw materials..............................       $7,168          $2,815
Work-in-process............................        5,600           4,676
Finished goods.............................        1,396             775
                                             ------------    ------------
                                                 $14,164          $8,266
                                             ============    ============

3. Net Loss per Common Share

Basic and diluted net loss per common share is presented in conformity with the Financial Accounting Standards Board's (FASB's) Statement No. 128, "Earnings Per Share" (FAS 128). In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period less the weighted- average number of shares of common stock that are subject to repurchase. All redeemable convertible preferred stock, warrants for common stock, outstanding stock options and shares subject to repurchase have been excluded from the calculation of diluted net loss per common share, as their inclusion would be antidilutive for all periods presented.

Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations, have been computed as described above and in 1999 give effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                            Three Months Ended
                                         -------------------------
                                               September 30,
                                            2000         1999
                                         ------------ ------------
Net loss attributable to
 common stockholders...................     ($25,304)    ($22,431)
                                         ============ ============
Basic and diluted:
  Weighted-average shares
     of common stock
     outstanding.........................     64,759       18,382
  Less: weighted-average
     shares subject to
     repurchase..........................     (9,918)     (12,316)
                                         ------------ ------------
Weighted-average shares
  used in computing basic
  and diluted net loss
  per common share.......................     54,841        6,066
                                         ============ ============
Basic and diluted net
  loss per common
  share..................................     ($0.46)      ($3.70)
                                         ============ ============
Pro forma:

Shares used above.......................      54,841        6,066

Pro forma adjustment to reflect
  weighted effect of the assumed
  conversion of preferred stock.........          --       31,048

Weighted-average shares
  used in computing pro forma
  basic and diluted net loss
  per common share.......................     54,841       37,114
                                         ============ ============
Pro forma basic and diluted
  net loss per common
  share..................................     ($0.46)      ($0.60)
                                         ============ ============

4. Income Tax Expense

The Company recorded a tax provision of $1.6 million for the quarter ended September 30, 2000, compared to no provision in the same period of the prior year. The income tax expense was computed using a 40% effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management. The tax provision recorded in this quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory tax rate to net income (loss) before income taxes primarily because of non-deductible charges related to the Holographix acquisition and stock compensation expense.

5. Segment Information

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

6. Acquisition of Holographix

On July 25, 2000, the Company acquired substantially all of the assets and certain liabilities of Holographix, Inc. ("Holographix"), a developer and manufacturer of holographic diffraction gratings. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Holographix subsequent to the acquisition date. The total purchase price of $99.1 million included consideration of 501,880 shares of Avanex common stock, the issuance of 710,047 Avanex stock options in exchange for Holographix options and estimated direct transaction costs.

The total estimated purchase cost of Holographix is as follows (in thousands):

Value of securities issued ................      $40,287
Assupmtion of Holographix options..........       55,783
                                             ------------
                                                  96,070
Estimated transaction costs and expenses...        3,077
                                             ------------
                                                 $99,147
                                             ============

The preliminary purchase price allocation is as follows (in thousands):

                                                    Amount
                                                 ------------
 Purchase Price Allocation:
    Tangible net assets (liabilities)........        ($1,509)
 Intangible assets acquired:
    Developed technology, holographix systems          2,400
    Assembled workforce......................            300
    In-process research and development......          4,700
    Deferred compensation expense............         43,578
    Goodwill.................................         49,678
                                                 ------------
 Total estimated purchase price allocation...        $99,147
                                                 ============

Tangible net assets acquired includes cash, accounts receivable, inventories and property and equipment. Liabilities assumed principally include accounts payable, notes payable, accrued compensation and accrued expenses. A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPRD"). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Holographix concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimates that a total investment of $2.7 million in research and development over the next 18 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 25%. The discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

The acquired existing technology, which is comprised of products that are already technologically feasible, mainly includes holographic based laser scanning systems and the recording of custom holographic master gratings. Avanex is amortizing the acquired existing technology of approximately $2.4 million on a straight-line basis over an average estimated remaining useful life of 5 years.

The acquired assembled workforce is comprised of 9 skilled employees. Avanex is amortizing the value assigned to the assembled workforce of approximately $300,000 on a straight-line basis over an estimated remaining useful life of 3 years.

Deferred compensation is recognized for the intrinsic value of the unvested Avanex options granted to Holographix employees. The $43.6 million of deferred compensation will be amortized over the remaining vesting period, of approximately 4 years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, is being amortized on a straight-line basis over its estimated remaining useful life of 5 years.

The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of Holographix had occurred at the beginning of fiscal 2000 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 2000 or of results which may occur in the future. The pro forma 2000 results of operations combines the consolidated results of operations of the Company and Holographix, excluding the charge for acquired in-process research and development attributable to Holographix, for the three months ended September 30, 1999.

(in thousands, except per share data)

                                                  Three Months Ended
                                                     September 30,
                                             ----------------------------
                                                 2000            1999
                                             ------------    ------------
Net Revenue................................      $34,782          $4,867
Net loss...................................      (27,109)        (26,149)
Loss per share.............................        (0.49)          (3.98)

7. Effect of New Accounting Statements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instruments as assets or liabilities, measured at fair value. SFAS 133 was effective on July 1, 2000 and the adoption of SFAS 133 did not have an impact on the consolidated financial position, results of operations, or cash flows as the Company has not entered into any derivative contracts.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin summarizes some of the commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. Due to the complex nature of the implementation of SAB 101, the SEC has deferred the implementation of SAB 101 which, for the Company, will be effective in the fourth quarter of fiscal 2001 with retroactive application to the beginning of the fiscal year. Although the Company has not fully assessed the impact, the Company believes the adoption of SAB 101 will not have a significant impact on the consolidated financial position, results of operations, or cash flows.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance for certain issues arising in the application of ABP 25. FIN 44 was effective on July 1, 2000 and the adoption of FIN 44 did not have an impact on the consolidated financial position, results of operations, or cash flows since the Company's accounting policy for stock issued to employees is in compliance with FIN 44.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, without limiting the foregoing, the following statements are forward-looking (i) plans relating to our new Photonics Center, (ii) anticipated growth of our research and development and sales and marketing activities, (iii) our future product mix, and (iv) our anticipated capital expenditure and financing needs. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the factors set forth in "Risk Factors," which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Avanex Corporation undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report and our audited financial statements and notes for the year ended June 30, 2000.

OVERVIEW

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We were founded in October 1997, and through April 1999, we were primarily engaged in research and development activities and in hiring additional employees. A substantial portion of our operating expenses during this period was related to the design and development of our photonic processors and the testing of prototype designs. We began making volume shipments of our products during the quarter ended September 30, 1999.

The revenues currently recognized are primarily derived from sales of two products, PowerFilter and PowerMux. We commenced shipments of our PowerFilter in April 1999. To date, we have generated most of our product revenues from sales of PowerFilter to a limited number of customers. Sales of PowerFilter accounted for 81% and 58% of our net revenue in the year ended June 30, 2000 and quarter ended September 30, 2000, respectively. We first shipped PowerMux in April 1999. In September 1999, we began shipping beta test units of our PowerShaper product.

To date, we have generated a substantial portion of our revenues from a limited number of customers. We have focused our initial sales and marketing efforts primarily on large communications service providers and optical systems manufacturers. Sales to WorldCom (formerly MCI Telecommunications and MCI WORLDCOM, Inc.) accounted for nearly 60% of our total net revenue in the first quarter ended September 30, 2000 and 90% of net revenue for the comparable quarter of fiscal 2000. WorldCom accounted for over 90% of net revenue for the year ended June 30, 2000. While we are seeking to diversify our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

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

The market for photonic processors is characterized by declining average selling prices resulting from factors such as increased competition, the introduction of new products and a rapid growth in unit volumes as manufacturers continue to use our products in their systems. We anticipate that our average selling prices will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

We are engaged in continuing efforts to expand our manufacturing capabilities. In the quarter ended September 30, 2000, we occupied approximately 91,000 square feet of additional manufacturing and office space at our headquarters in Fremont, California. We also increased the automation of the manufacturing process and increased our staff, so that as of September 30, 2000 we had over 1,100 employees. In the quarter ended September 30, 2000, we announced our plans to lease two buildings, an additional 110,000 square feet of manufacturing and headquarters office space, in the Fremont area. The two new buildings are expected to be occupied and operational in calendar year 2001.

In the quarter ended September 30, 2000, we announced our plans to move our Photonics Center into a new location in Richardson, Texas. We will initially occupy approximately 22,000 square feet, which is triple the size of our existing Photonics Center, and should be ready for occupancy by the end of the second quarter ending December 31, 2000.

In addition, we have entered into a contract manufacturing relationship with Tianjin Concord Micro-Optics Inc., which is located in Tianjin, China, a wholly-owned subsidiary of Hon Hai Precision Industry Co., Ltd., a company organized under the laws of Taiwan ("CMI"). The purpose of the contract entered into with CMI is to manufacture optical subcomponents for us in limited quantities at a facility in Tianjin, China. Currently we perform manufacturing, final assembly, testing, quality assurance, manufacturing engineering, documentation control and repairs of our products at our Fremont facility.

We generally recognize product revenue when we ship products to our customers, title has transferred and there are no uncertainties with respect to customer acceptance. For evaluation units where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of the evaluation period, if not returned. We accrue for estimated warranty costs and estimated sales returns at the time related revenue is recognized. Currently, all of our product sales provide for pricing and payment in U.S. dollars.

Our cost of revenue consists of components and raw materials, direct labor, warranty, royalty and manufacturing overhead. In addition, we rely on a single or limited source of suppliers for the manufacture of some key components and for raw materials used in our products and, in addition, we rely on the outsourcing of some subassemblies.

Our gross margins will primarily be affected by the following factors:

Changes in manufacturing volume;

Costs incurred in establishing additional manufacturing lines and facilities;

Mix of products sold;

Changes in our pricing policies and those of our competitors;

Mix of sales channels through which our products are sold; and

Mix of domestic and international sales.

We expect cost of revenue, as a percentage of revenue, to fluctuate from period to period.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, non-recurring engineering charges and prototype costs related to the design, development, testing, pre- manufacturing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. As a result, we expect our research and development expenses to increase in dollar amount in the future.

Sales and marketing expenses consist primarily of marketing, sales, customer service and application engineering support, as well as costs associated with promotional and other marketing expenses. We intend to expand our direct and indirect sales operations , both domestically and internationally. We expect that sales and marketing expenses will increase in dollar amount over the next year as we hire additional sales and marketing personnel, initiate additional marketing programs to support our products and establish sales offices in additional domestic and international locations. We also expect to significantly expand our customer service and support organization.

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

Stock compensation expense is the amortization of deferred stock compensation. Deferred stock compensation is a result of us selling restricted common stock or granting stock options to our employees, consultants or to the employees of an acquired company with purchase or exercise prices per share determined to be below the deemed fair values per share of our common stock for accounting purposes at the dates of purchase or grant. We are amortizing deferred stock compensation over the period in which our right to repurchase restricted stock lapses or the vesting period of the applicable options, which, in each case, is generally a maximum of four years.

In-process research and development (IPR&D) expense is a write-off of acquired IPR&D from our purchase of Holographix, which was completed on July 25, 2000.

Amortization of intangibles is the amortization of the goodwill recorded from our Holographix acquisition. Goodwill is being amortized over five years, on a straight-line basis.

In connection with the sale of Series D preferred stock in September 1999 to existing preferred stockholders, we recorded a non-cash charge of $15.0 million in the quarter ended September 30, 1999 to accrete the value of the Series D preferred stock to its fair value under applicable accounting rules.

Despite growing revenue, we have not been profitable for any quarter since October 24, 1997 (inception). As of September 30, 2000, we had an accumulated deficit of $112.1 million. These losses have resulted primarily from developing our products, increasing manufacturing capacity, promoting brand recognition, developing our sales channels, establishing our management team, amortizing of deferred stock compensation, a write-off of acquired research and development and amortization of intangibles. As of June 30, 2000, we had net operating loss carry-forwards for federal income tax purposes of approximately $16.6 million, which expire in years 2013 through 2019.

Because of continuing and substantial capital expenditures and increasing research and development, sales and marketing and general and administrative expenses, we will need to generate significant revenue growth to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We did achieve positive operating cash flow for the quarter ended September 30, 2000; however we may not be able to sustain or increase positive operating cash flow on a quarterly or annual basis.

Results of Operations

NET REVENUE

Net revenue for the quarter ended September 30, 2000 was $34.8 million. WorldCom, accounted for approximately 60% of net revenue, and we had one other customer that accounted for greater than 10% of net revenue. Net revenue for the quarter ended September 30, 1999 was $4.4. million. One customer, WorldCom, accounted for 92% of net revenue. Net revenue increased due to the increased demand for our products, as well as our ability to increase our production and shippments to meet the increased demand.

We currently derive our revenues primarily from the sale of two products, PowerFilter and PowerMux. To date, we have generated most of our revenues from sales of PowerFilter. We expect that in the future PowerFilter will account for a lower percentage of net revenues as we gain increased revenues from our other new and existing products, including PowerMux.

COST OF REVENUE

Cost of revenue was $19.3 million for the quarter ended September 30, 2000, and $3.4 million for the quarter ended September 30, 1999. The gross profit percentage also increased to a gross profit of 45% for the quarter ended September 30, 2000 from a gross profit of 22% for the quarter ended September 30, 1999. The increase in cost of revenue is primarily related to the increase in net revenues, as well as headcount increases in our manufacturing overhead and quality orgainzations, warranty and other period costs. The increase in the gross margin percentage is primarily due to the economies of scale realized in manufacturing volume increases. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $8.2 million for the quarter ended September 30, 2000, an increase of $7.2 million over the comparable quarter of fiscal 2000. The increase was primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for PowerMux and PowerShaper and cost of other development projects.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $4.0 million for the quarter ended September 30, 2000, an increase of $3.3 million over the comparable quarter of fiscal 2000. The increase was primarily attributable to an increase in personnel expenses for sales and marketing staff, increased expenses related to customer support, increased sales commissions associated with higher net revenue and increased promotional and product marketing expenses. Sales and marketing expense as a percentage of net revenue decreased to 11% for the quarter ended September 30, 2000 from 16% for the quarter ended September 30, 1999. We expect sales and marketing expenses to increase in absolute dollars, but could fluctuate as a percentage of net revenue, going forward.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $2.9 million for the quarter ended September 30, 2000, an increase of $2.3 million over the comparable quarter of fiscal 2000. The increase was primarily attributable to increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses. The general and administrative expenses as a percentage of net revenue decreased to 8% in the quarter ended September 30, 2000 from 14% in the quarter ended September 30, 1999. We expect general and administrative expense to increase in absolute dollars; but could fluctuate as a percentage of net revenue going forward.

STOCK COMPENSATION

Stock compensation expense totaled $21.1 million for the quarter ended September 30, 2000, an increase of $15.0 million over the comparable quarter of fiscal 2000. From inception through September 30, 2000, we have expensed a total of $56.3 million of stock compensation, leaving an unamortized balance of $70.4 million on our September 30, 2000 unaudited condensed consolidated balance sheet. This increase was partially due to the granting of stock options and stock purchase rights to additional employees and consultants. Additionally, the increase was due to amortization of deferred stock compensation recognized for the intrinsic value of the unvested Avanex options granted to Holographix employees. The deferred stock compensation was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

For the quarter ended September 30, 2000, the Company recorded $4.7 million of acquired in-process research and development resulting from the acquisition of Holographix. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPRD"). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Holographix concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimates that a total investment of $2.7 million in research and development over the next 18 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 25%. The discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

AMORTIZATION OF INTANGIBLES

For the quarter ended September 30, 2000, amortization of intangibles of $1.8 million is due to the amortization of the goodwill assets recorded in connection with our acquisition of Holographix, which was accounted for as a purchase, and closed on July 25, 2000. The goodwill asset is being amortized over its estimated remaining useful life of 5 years.

Our amortization of intangibles may continue to generate net losses for the foreseeable future. Amortization of intangibles could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

OTHER INCOME (EXPENSE)

Other income (expense), net consists primarily of interest on our cash investments offset somewhat by interest expense related to our financing obligations. Other income (expense) was $3.4 million in the quarter ended September 30, 2000 and $ (71,000) in the comparable quarter in fiscal 2000. The increase in other income (expense), net was attributable primarily to the net proceeds from the issuance of common stock principally through our initial public offering, which was partially offset by interest charges on additional capital lease obligations and bank debt.

STOCK ACCRETION

Stock accretion decreased to zero for the three months ended September 30, 2000, from $15.0 million for the comparable period in fiscal 2000. The $15.0 million charge was recorded in connection with the issuance, in September 1999, of 2,601,975 shares of Series D preferred stock at $5.75 per share in order to accrete the value of the preferred stock to its deemed fair value.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily through private sales of approximately $30.4 million for convertible preferred stock. We have also financed our operations through bank borrowings as well as through equipment lease financing. In February 2000, we received net proceeds of approximately $238 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors.

As of September 30, 2000, we had cash and cash equivalents and short-term investments of $204.6 million and long-term investment holdings of $31.7 million.

Cash generated by operating activities was $12.2 million in the quarter ended September 30, 2000, compared to $4.5 million of cash used in operating activities for the comparative period of fiscal 2000. We were cash flow positive, from operations in this quarter due to the fact that we had net income after eliminating the effects of the non-cash charges relating to depreciation and amortization, stock compensation expense, amortization of goodwill, and in-process research and development. Additionally, we reduced our working capital primarily through increases in accounts payable and accrued liability exceeding the increase in accounts receivable and inventory.

Cash used in investing activities was $21.4 million in the quarter ended September 30, 2000. $5.0 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. $4.7 million of cash was used for the acquisition of Holographix. The remaining cash used in investing activities was for investments in production equipment, research and development equipment, computers and facilities to support the expansion of our operations. Net cash used in investing activities was $6.7 million for the comparable period of fiscal 2000, principally for the acquisition of property and equipment.

We used $810,000 in cash from financing activities in the quarter ended September 30, 2000, primarily in payments of debt acquired in the Holographix acquisition. We also used cash for payments on other debt and capital lease obligations. Offsetting the cash used were cash payments we received from stockholders' notes receivables and the proceeds from issuance of common stock. Net cash provided by financing activities was $16.2 million in the comparable period of fiscal 2000, primarily from the proceeds from the issuance of preferred stock. Additionally, we drew down $2.2 million on our line of credit, which had maximum borrowings up to $3.8 million at an interest rate equal to the prime rate plus .75%.

We financed capital purchases through cash, leases or equipment credit lines. We had capitalized lease obligations outstanding of $2.7 million at September 30, 2000 and $2.9 million at September 30, 1999. In July 2000, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $10 million. The revolving credit agreement terminates July 10, 2001, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

In connection with our expansion into a new manufacturing facility adjacent to our headquarters in Fremont, California we have spent approximately $13.4 million for equipment and leasehold improvements, beginning in the fourth quarter of fiscal 2000, through the quarter ended September 30, 2000. We moved our main production into this building in July 2000.

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

On July 25, 2000, the Company completed its acquisition of Holographix, in a transaction accounted for using the purchase method of accounting. The Company issued 501,880 Avanex common shares and 710,047 Avanex stock options for substantially all of the assets and certain liabilities of Holographix as of July 25, 2000. The total estimated purchase cost of Holographix is as follows (in thousands):

Value of securities issued ....................      $40,287
Assupmtion of Holographix options..............       55,783
                                                 ------------
                                                      96,070
Estimated transaction costs and expenses.......        3,077
                                                 ------------
                                                     $99,147
                                                 ============

We recorded a non-cash charge of $4.7 million for acquired in-process research and development in the quarter ended September 30, 2000.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instrument as assets or liabilities, measured at fair value. SFAS 133 was effective on July 1, 2000 and the adoption of SFAS 133 did not have an impact on the consolidated financial position, results of operations, or cash flows as the Company has not entered into any derivative contracts.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This summarizes some of the commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. Due to the complex nature of the implementation of SAB 101, the SEC has deferred the implementation. SAB 101 will be effective in the fourth quarter of fiscal 2001 with retroactive application to the beginning of the fiscal year. Although we have not fully assessed the impact, we currently believe that our current revenue recognition principles comply with the SAB 101.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance for certain issues arising in the application of ABP 25. FIN 44 was effective on July 1, 2000 and the adoption of FIN 44 did not have an impact on the consolidated financial position, results of operations, or cash flows since the Company's accounting policy for stock issued to employees is in compliance with FIN 44.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this Form 10-Q. If any of the following risks actually occur, our business, financial condition, and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR INCREASING EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

Although on a pro forma basis (excluding the impact of the in-process research and development write-off, amortization of deferred stock compensation, amortization of intangibles, and stock accretion) we were profitable for the quarter ended September 30, 2000, we have never been profitable on the basis that is in accordance with accounting principals generally accepted in the United States ("GAAP"). On a GAAP basis, as of September 30, 2000, we had an accumulated deficit of $112.1 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may incur negative operating cash flow in the future.

We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

PERIOD	OPERATING LOSS
Quarter ended September 30, 2000	$(27,163,000)
Year ended June 30, 2000	$(44,356,000)
Year ended June 30, 1999	$(9,250,000)
From October 24, 1997 (inception) to June 30, 1998	$(1,133,000)

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. We have a large amount of fixed expenses, and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability on a GAAP basis or maintain pro forma profitability. Although our net revenue has grown from $4.4 million in the quarter ended September 30, 1999 to $34.8 million in the quarter ended September 30, 2000, we cannot be certain that our revenues will continue to grow or that we will ever maintain sufficient revenue levels to achieve profitability on a GAAP basis. We will need to generate significant revenue growth to maintain profitability and positive operating cash flow. We may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

OUR REVENUES AND OPERATING RESULTS ARE VOLATILE, AND AN UNANTICIPATED DECLINE IN REVENUE MAY DISPROPORTIONATELY AFFECT OUR NET INCOME OR LOSS IN A QUARTER.

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include without limitation:

  Fluctuations in demand for and sales of our products, which will depend on the speed and magnitude of the transition to an all-optical network;

  Cancellations of orders and shipment rescheduling;

  Our ability to continue to expand our manufacturing capacity at our new facilities in Fremont, California, which commenced operations in November 1999;

  The ability of CMI and our other future contract manufacturers to timely produce and deliver subcomponents in the quantity and of the quality we require;

  The mix of our products sold;

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

  Our ability to meet customer product specifications and qualifications;

  Seasonality of customer demand;

  Difficulties in collecting accounts receivable; and

  Economic conditions specific to the communications and related industries.

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. As we expand our manufacturing capacity, we will incur expenses in one quarter relating to the expansion and related yield issues that may not result in offsetting revenue until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. If growth in our revenues does not outpace the increase in our expenses, our results of operations could be seriously harmed.

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

We currently use a rolling 12-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to CMI and use them internally as well. It is very important that we accurately predict both the demand for our products and the lead time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, we, CMI, and our other third-party contract manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our requirements, we could have excess inventory of parts as well as over-capitalized manufacturing facilities. We also may experience shortages of components from time to time, which also could delay the manufacturing of our products and could cause us to lose orders or customers.

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

We continue to expand the scope of our operations domestically and internationally and have increased the number of our employees substantially. We have grown from revenue of $510,000 in the fiscal year ended June 30, 1999, $40.7 million in the fiscal year ended June 30, 2000, to $34.8 in the quarter ended September 30, 2000. We had 132 employees as of September 30, 1999, and at September 30, 2000, we had over 1,100 employees. In addition, we may hire a significant number of employees over the next several quarters. We currently operate facilities in Fremont, California and in Richardson, Texas, and CMI manufactures subcomponents for us in China. We also have a sales office with a regional sales director and sales manager in Newtown, Pennsylvania. In addition, we recently acquired substantially all of the assets and certain liabilities of Holographix Inc., a Delaware corporation located in Hudson, Massachusetts, which is now our wholly-owned subsidiary. As of September 30, 2000, this subsidiary had 10 employees. The growth in employees and in revenue, combined with the challenges of managing geographically-dispersed operations, has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

IF WE DO NOT REDUCE COSTS, INTRODUCE NEW PRODUCTS OR INCREASE SALES VOLUME, OUR GROSS MARGIN MAY DECLINE.

We anticipate that the average selling prices of our products will decrease and fluctuate in the future due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. To date, we have not experienced any significant erosion in the average selling prices of our products, but we expect such price erosion in the future. We cannot be certain that the expected erosion in the average selling prices will not affect our business in the future. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations.

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

  Loss of customers or customer orders;

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

In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost- effectively meet our production goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation to increase our gross margins and achieve the targeted cost levels of our customers. We may not achieve manufacturing cost levels that will fully satisfy customer demands.

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

Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. In particular, our future success depends upon the continued services of our executive officers, particularly Walter Alessandrini, our Chief Executive Officer, Paul Engle, our President and Chief Operating Officer, and Xiaofan (Simon) Cao, our Chief Technology Officer, and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

As of September 30, 2000, we had over 1,100 employees, and we must hire a significant number of additional employees in the near future, particularly engineering, sales and manufacturing personnel. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Our planned growth will place a significant demand on our management and operational resources. Many of the members of our management team have only been with us for a relatively short period of time. For example, our Chief Executive Officer joined us in March 1999, and seven out of our twelve current executive officers have joined us since then. Failure of the new management team to work effectively together could seriously harm our business.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, THESE CLAIMS COULD DIVERT THE ATTENTION OF OUR MANAGEMENT AWAY FROM OUR OPERATIONS AND COULD CAUSE US TO INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES.

Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. For instance, in December 1999, E-Tek Dynamics, Inc. (E-Tek), now a subsidiary of JDS Uniphase, filed a lawsuit against us. E-Tek's complaint alleges that we have participated in the illegal recruiting of E- Tek employees. Despite the fact that we believe this complaint is without merit, we will incur additional costs in defending this lawsuit, including management time and attention. We cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits or outcomes. In addition, defending ourselves from these claims could divert the attention of our management away from our operations.

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

We recently purchased several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI, Sumitomo Corporation of America, Casix, Inc., Browave Corporation, Agilent Technologies, and New Focus, Inc. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders. We have experienced shortages and delays in obtaining components and equipment in the past, which adversely impacted delivery of our products, and we may fail to obtain these supplies in a timely manner in the future. Any interruption or delay in the supply of any of these components or equipment, or the inability to obtain these components or equipment from alternate sources at acceptable prices, at acceptable quality and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Lead times for components and equipment vary significantly and depend on numerous factors at any given time, including the specific supplier, specifications for the component or item of equipment, the size of the order, contract terms and market demand for a component or item of equipment. For substantial increases in production levels, suppliers may need longer-than-normal lead times and some may need at least six months.

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

WE COULD INCUR COSTS AND EXPERIENCE DISRUPTIONS COMPLYING WITH ENVIRONMENTAL REGULATIONS.

We handle small amounts of hazardous materials as part of our manufacturing activities, especially at our Holographix Inc. subsidiary in Hudson, Massachusetts. Although we believe that we have complied to date with all applicable environmental regulations in connection with our operations, we may be required to incur environmental remediation costs to comply with current or future environmental laws.

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

SALES OF OUR POWERFILTER AND POWERMUX PRODUCTS CURRENTLY REPRESENT NEARLY ALL OF OUR REVENUES AND IF WE ARE UNSUCCESSFUL IN COMMERCIALLY SELLING OUR POWERSHAPER PRODUCT AND FUTURE PRODUCTS, OUR REVENUES WILL NOT GROW SIGNIFICANTLY.

We currently offer only two products, PowerFilter and PowerMux. Sales of our PowerFilter and PowerMux products accounted for 58% and 42% of our net revenue in the quarter ended September 30, 2000, respectively. We will continue to substantially depend on PowerFilter and PowerMux for our near-term revenue. Although we have begun to sell our PowerShaper product for beta testing, sales of this product to date have not represented a significant portion of our revenue. Our customers who have purchased PowerShaper products from us to date may not choose to purchase any additional products for commercial use. Any decline in the price of, or demand for, our PowerFilter or PowerMux products, or their failure to achieve broad market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our PowerShaper products and other future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and may decline, and our business will be seriously harmed.

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

WE EXPECT COMPETITION TO INCREASE.

Some companies in the optical systems and component industry may compete with us in the future, including Lucent Technologies, Nortel Networks, Alcatel, Fujitsu, E-Tek, JDS Uniphase, Oplink Communications, and Chorum Technologies, and some compete with us now using different technologies. Some of these are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our competitors and potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings than our company. These companies can use their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result, these potential customers may not consider purchasing our products.

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

Our customer base is limited and highly concentrated. Three customers accounted for an aggregate of 91% of our net revenue in the quarter ended September 30, 2000. One customer, WorldCom, accounted for approximately 60% of our net revenue in the quarter ending September 30, 2000. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers.

If current customers do not continue to place significant orders, or cancel or delay current orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations.

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

Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality system. Our existing manufacturing line, as well as each new manufacturing line, must pass through various levels of approval with our customers. Customers may require that we be registered and maintain registration under international quality standards, such as ISO 9001. We successfully passed the ISO 9001 registration audit and received formal registration of our Quality System in August, 2000. Our products may also have to be qualified to specific customer requirements. This customer approval process determines whether we can consistently achieve the customers' quality, performance and reliability standards. In order for contract manufacturers to manufacture products or discrete components for us in the future, their manufacturing process and Quality System may also need to be qualified by our customers. Delays in product qualification or losing ISO 9001 registration may cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

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

If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, the additional manufacturing capacity that we add to service the customer's requirements may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. Our long sales cycles, as well as the practice of companies in the communications industry to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

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

IF CARRIERS FOR NEW TELECOMMUNICATIONS SYSTEMS DEPLOYMENTS DO NOT SELECT OUR SYSTEMS-LEVEL CUSTOMERS, OUR SHIPMENTS AND REVENUES WILL BE REDUCED.

Sales of our components depend on sales of fiber optic telecommunications systems by our systems-level customers, which are shipped in quantity when telecommunications service providers, or carriers, add capacity. Systems manufacturers compete for sales in each capacity deployment. If systems manufacturers that use our products in their systems do not win a contract, their demand for our products will decline, reducing our future revenues. Similarly, a carrier's delay in selecting systems manufacturers for a deployment could delay our shipments and revenues.

SALES IN THE FUTURE TO CUSTOMERS BASED OUTSIDE THE UNITED STATES MAY ACCOUNT FOR AN INCREASED PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

Our increased international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include:

  Greater difficulty in accounts receivable collections;

  Import or export licensing and product certification requirements;

  Tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

  Potential adverse tax consequences, including restrictions on repatriation of earnings;

  Fluctuations in currency exchange rates;

  Seasonal reductions in business activity in some parts of the world;

  Unexpected changes in regulatory requirements;

  Burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

  Difficulties and costs of staffing and managing foreign operations;

  Political instability;

  The impact of recessions in economies outside of the United States; and

  Limited ability to enforce agreements, intellectual property and other rights in some foreign countries.

IF WE DO NOT SUBSTANTIALLY EXPAND OUR DIRECT AND INDIRECT SALES OPERATIONS, WE MAY NOT BE ABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS AND OUR REVENUES WILL SUFFER.

Our products and services require a long, involved sales effort targeted at several departments within our prospective customers' organizations. Therefore, our sales effort requires the prolonged efforts of executive personnel, specialized system and application engineers and marketing personnel working together with dedicated salespersons in making sales. Because we have a relatively small number of dedicated salespersons, we need to hire additional qualified sales personnel, system and application engineers and marketing personnel. Competition for these individuals is intense, and we might not be able to hire the type and number of sales personnel, system and application engineers and marketing personnel we need.

In addition, we believe that our future success depends significantly on our ability to establish relationships successfully with a variety of distribution partners, such as original equipment manufacturers, value-added resellers and distributors, both domestically and internationally. To date, we have entered into agreements with two distributors in Japan, and we have entered into agreements with one sales representative in Italy. These distributors also sell products that compete with our products. We cannot be certain that we will be able to reach agreement with additional distribution partners or representatives on a timely basis or at all, or that our distribution partners and representatives will devote adequate resources to selling our products. Even if we enter into agreements with additional distribution partners or representatives, they may not result in increased product sales.

If we are unable to expand our direct and indirect sales operations, we may not be able to increase market awareness or sales of our products, which may prevent us from increasing our revenues.

IF THE INTERNET AND OTHER COMMUNICATION MEDIA DO NOT CONTINUE TO EXPAND AS A WIDESPREAD COMMUNICATION AND COMMERCE MEDIA, DEMAND FOR OUR PRODUCTS MAY DECLINE SIGNIFICANTLY.

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

IF THE COMMUNICATIONS INDUSTRY DOES NOT ACHIEVE A RAPID AND WIDESPREAD TRANSITION TO OPTICAL NETWORKS, OUR BUSINESS WILL NOT SUCCEED.

The market for our products is relatively new and evolving. Future demand for our products is uncertain and will depend to a great degree on the speed of the widespread adoption of optical networks. If the transition occurs too slowly or ceases altogether, the market for our products and the growth of our business will be significantly limited.

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

  Changes in market valuations or financial results of Internet-related companies;

  Announcements by us or our competitors of technology innovations, new products or of significant acquisitions, strategic partnerships or joint ventures;

  Any loss by us of a major customer or a major customer order;

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

WE MAY IN THE FUTURE BE THE TARGET OF SECURITIES CLASS ACTION OR OTHER LITIGATION, WHICH COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be targeted for similar litigation. Our acquisition activity may involve us in disputes from time to time. Litigation that may arise from these disputes may lead to volatility in our stock price or may result in our being the target of securities class action litigation. Securities litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business, financial condition and results of operations.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, THIS TECHNOLOGY COULD BE MISAPPROPRIATED, WHICH WOULD MAKE IT DIFFICULT TO COMPETE IN OUR INDUSTRY.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that the 45 U.S. patent applications and 14 foreign patent applications that we have filed as of September 30, 2000 and have not been approved will be approved. In addition, we can not assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property is held has trade secrets, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

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

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix, Inc. Acquisitions or investments could result in a number of financial consequences, including:

  Potentially dilutive issuances of equity securities;

  Large one-time write-offs;

  Reduced cash balances and related interest income;

  Higher fixed expenses which require a higher level of revenues to maintain gross margins;

  The incurrence of debt and contingent liabilities; and

  Amortization expenses related to goodwill and other intangible assets.

Furthermore, acquisitions involve numerous operational risks, including:

  Difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

  Diversion of management's attention from other business concerns;

  Diversion of resources from our existing businesses, products or technologies;

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

  Authorizing the board of directors to issue additional preferred stock;

  Prohibiting cumulative voting in the election of directors;

  Limiting the persons who may call special meetings of stockholders;

  Prohibiting stockholder action by written consent;

  Establishing advance notice requirements for nominations for election of the board of directors, or for proposing matters that can be acted on by stockholders at stockholder meetings; and

  Providing a staggered board of directors with staggered three-year terms for each of three groups.

We are also subject to certain provisions of Delaware law which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met.

In addition, our license agreement with Fujitsu Limited could discourage certain companies from making a bid to acquire us because it terminates if certain major communications systems suppliers acquire us.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

As of November 1, 2000, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 28% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE MAY NEVER PAY DIVIDENDS ON OUR CAPITAL STOCK.

We have never declared or paid any cash dividends on our capital stock, and do not expect to pay any dividends in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers in short-term and long-term securities with maturities ranging from overnight up to 24 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long- term securities held by the Company as of September 30, 2000 (in thousands).

                              -------------------------------------------
                                                        TOTAL     FAIR
                                                       AMORTIZED MARKET
                                  2001        2002       COST     VALUE
                              -----------  ---------- -------------------
Held-to-maturity securities..    123,661      31,661    155,322  150,281
Average interest rate........        6.8%        7.1%

Exchange Rate Sensitivity

We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our initial public offering ("IPO") on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Concurrently with the completion of this offering, we sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of WorldCom, an aggregate of 769,230 shares of our common stock for$13.00 per share. The proceeds from the sales of these shares were approximately $10 million.

Of the net proceeds, as of September 30, 2000, we have used approximately $22.8 million for general corporate purposes, including working capital and capital expenditures. Approximately $1.3 million of the proceeds were used to repay debt and capital lease obligations. Additionally, approximately $3.1 million of the proceeds were used during the acquisition of Holographix, Inc.

In the future, we expect to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Risk Factors ." Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of our 2001 fiscal year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit Number	Description
10.33	Terms of Employment between the Registrant and Paul Engle dated September 19, 2000.
10.34	Secured Promissory Note held by the Registrant for Paul Engle dated September 25, 2000.
10.35	Lease Agreement between GAL_LPC Stevenson Boulevard, LP and Avanex Corporation for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000.
10.36	Lease Agreement between CFH Realty II/Glenville, L.P. and Avanex Corporation for the building at 1801 N. Glenville Drive, Richardson, Texas dated August 9, 2000.
27.1	Financial Data Schedule (Filed Electronically)

(b) Reports on Form 8-K:

Report on Form 8-K as filed on July 31, 2000 reports the fourth quarter press release earnings for the year ended June 30, 2000 and reports the announced completion of the acquisition of Holographix, Inc. Financial statements are included in the copy of the press release for the fourth quarter for the year ended June 30, 2000.

Report on Form 8-K/A as filed on August 4, 2000, amends the Form 8-K filed on June 6, 2000. This report includes financial statements and pro forma financial statements.

Report on Form 8-K as filed on September 22, 2000 reports the election of Walter Alessandrini as Chairman of the Board and Chief Executive Officer and reports the hiring of Paul Engle as President and Chief Operating Officer. This report includes no financial statements.

Report on Form 8-K/A as filed on October 30, 2000, amends the Form 8-K/A filed on August 4, 2000. This report includes financial statements and pro forma financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION

/s/ Jessy Chao

Jessy Chao

Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Dated: November 14, 2000

EXHIBIT INDEX

Exhibit Number	Description
10.33	Terms of Employment between the Registrant and Paul Engle dated September 19, 2000.
10.34	Secured Promissory Note held by the Registrant for Paul Engle dated September 25, 2000.
10.35	Lease Agreement between GAL_LPC Stevenson Boulevard, LP and Avanex Corporation for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000.
10.36	Lease Agreement between CFH Realty II/Glenville, L.P. and Avanex Corporation for the building at 1801 N. Glenville Drive, Richardson, Texas dated August 9, 2000.
27.1	Financial Data Schedule (Filed Electronically)