Form 10-Q
period 2000-12-31
AVANEX CORP
filed 2001-02-15
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   No [ ]

    There were 65,629,425 shares of the Company's Common Stock, par value $.001, outstanding on February 1, 2001.

AVANEX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000

  Condensed Consolidated Statements of Operations for the Three and Six Months ended December 31, 2000 and 1999

  Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended December 31, 2000 and 1999

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

SIGNATURES

EXHIBIT INDEX

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)

                                                       December 31,    June 30,
                                                           2000          2000
                                                       ------------  ------------
                                                       (unaudited)     (note 1)
                          ASSETS
Current assets:
  Cash and cash equivalents...........................     $84,332       $90,964
  Short-term investments..............................     110,920        93,357
  Accounts receivable, net............................      24,329         9,942
  Inventories.........................................      20,354         8,266
  Other current assets................................       2,712         1,922
                                                       ------------  ------------
    Total current assets..............................     242,647       204,451
Property and equipment, net...........................      35,630        14,990
Intangible assets.....................................      47,962           --
Long-term investments.................................      32,421        56,943
Other assets..........................................         682         1,757
                                                       ------------  ------------
        Total assets..................................    $359,342      $278,141
                                                       ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings............................... $    --            $1,525
  Accounts payable....................................      17,341         7,668
  Accrued compensation and related expenses...........       5,477         2,999
  Accrued warranty....................................       4,406         1,941
  Other accrued expenses..............................       9,203         2,045
  Deferred revenue....................................       4,946         1,953
  Current portion of capital lease obligations........       2,733           786
                                                       ------------  ------------
    Total current liabilities.........................      44,106        18,917

Capital lease obligations.............................       6,207         2,067

Commitments and contingencies

Stockholders' equity :
  Common stock........................................          65            64
  Additional paid-in capital..........................     494,093       385,198
  Notes receivable from stockholders..................      (4,233)       (5,173)
  Deferred compensation...............................     (57,524)      (36,146)
  Accumulated deficit.................................    (123,372)      (86,786)
                                                       ------------  ------------
    Total stockholders' equity........................     309,029       257,157
                                                       ------------  ------------

        Total liabilities and stockholders' equity....    $359,342      $278,141
                                                       ============  ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

                                            Three Months Ended        Six Months Ended
                                                December 31,              December 31
                                         ------------------------- -------------------------
                                              2000         1999       2000         1999
                                         ------------ ------------ ------------ ------------
Net revenue.............................     $47,948       $6,499      $82,715      $10,916
Cost of revenue.........................      25,305        4,763       44,560        8,194
                                         ------------ ------------ ------------ ------------
Gross profit............................      22,643        1,736       38,155        2,722

Operating expenses:
  Research and development..............      10,703        2,038       18,868        2,988
  Sales and marketing...................       4,758          962        8,723        1,676
  General and administrative............       3,809        1,515        6,715        2,129
  Stock compensation....................      12,791        9,590       33,932       15,697
  In-process research and development...           --           --       4,700            --
  Amortization of intangibles...........       2,619            --       4,417            --
                                         ------------ ------------ ------------ ------------
    Total operating expenses............      34,680       14,105       77,355       22,490
                                         ------------ ------------ ------------ ------------
Loss from operations....................     (12,037)     (12,369)     (39,200)     (19,768)
Other income (expense)..................       3,509           45        6,924          (26)
                                         ------------ ------------ ------------ ------------
Loss before income taxes................      (8,528)     (12,324)     (32,276)     (19,794)
Provision for income taxes..............       2,754            --       4,310            --
                                         ------------ ------------ ------------ ------------
Net loss................................     (11,282)     (12,324)     (36,586)     (19,794)
Stock accretion.........................           --      (5,090)           --     (20,051)
                                         ------------ ------------ ------------ ------------
Net loss attributable to
  common stockholders...................    ($11,282)    ($17,414)    ($36,586)    ($39,845)
                                         ============ ============ ============ ============
Basic and diluted net loss
  per common share......................      ($0.20)      ($2.55)      ($0.65)      ($6.41)
                                         ============ ============ ============ ============
Weighted-average shares
  used in computing basic
  and diluted net loss per
  common share..........................      56,914        6,823       55,991        6,215
                                         ============ ============ ============ ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                    Six Months Ended
                                                                        December 31,
                                                               --------------------------
                                                                  2000          1999
                                                               ------------  ------------
OPERATING ACTIVITIES
Net loss.....................................................     ($36,586)     ($19,794)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization..............................        4,971           749
  Non-cash charges, primarily stock compensation expense.....       33,932        15,756
  Amortization of intangibles................................        4,417             --
  Acquired in-process research and development...............        4,700             --
  Changes in operating assets and liabilities:
    Accounts receivable......................................      (14,387)       (2,481)
    Inventories..............................................      (12,088)       (2,067)
    Other current assets.....................................         (790)         (942)
    Other assets.............................................        1,075        (1,171)
    Accounts payable.........................................        9,673         1,176
    Accrued compensation and related expenses................        2,478            64
    Other accured expenses and deferred revenue..............       12,616         1,792
                                                               ------------  ------------
      Net cash provided by (used in) operating activities....       10,011        (6,918)
                                                               ------------  ------------
INVESTING ACTIVITIES
Purchases of short-term and long-term investments, net.......        6,959       (10,192)
Acquisition of business......................................       (3,077)            --
Purchases of property and equipment..........................      (18,706)       (3,494)
                                                               ------------  ------------
      Net cash used for investing activities.................      (14,824)      (13,686)
                                                               ------------  ------------
FINANCING ACTIVITIES
Payments on debt and capital lease obligations...............       (2,262)       (1,149)
Payments on debt assumed in the acquisition..................       (1,607)            --
Proceeds from short-term and long-term debt..................            --        2,150
Proceeds from issuance of common stock, net of repurchases...        1,110            39
Proceeds from payment on stockholders' notes receivable......          940             --
Net proceeds from issuance of preferred stock................            --       20,027
                                                               ------------  ------------
      Net cash (used in) provided by financing activities....       (1,819)       21,067
                                                               ------------  ------------

Net increase (decrease) in cash and cash equivalents.........       (6,632)          463
Cash and cash equivalents at beginning of period.............       90,964         1,756
                                                               ------------  ------------
Cash and cash equivalents at end of period...................      $84,332        $2,219
                                                               ============  ============
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases......................       $6,824        $1,216
                                                               ============  ============
Common stock issued for notes receivable.....................            --       $2,340
                                                               ============  ============
Stock accretion..............................................            --      $20,051
                                                               ============  ============
Warrants issued in connection with securing a line
  of credit..................................................            --         $118
                                                               ============  ============

See accompanying notes.

AVANEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2000, and for the three months and six months ended December 31, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively "Avanex" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at December 31, 2000 and the operating results and cash flows for the three and six months ended December 31, 2000 and 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended June 30, 2000.

The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2001. The balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The second quarter of fiscal 2001 and 2000 ended on December 29, 2000 and December 31, 1999 respectively.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                                 December 31,      June 30,
                                                     2000            2000
                                                 ------------    ------------
Raw materials..................................       $6,578          $2,815
Work-in-process................................       13,087           4,676
Finished goods.................................          689             775
                                                 ------------    ------------
                                                     $20,354          $8,266
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

Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations, have been computed as described above and in 1999 give effect to the conversion of the convertible preferred stock (using the if- converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                            Three Months Ended        Six Months Ended
                                                 December 31,              December 31,
                                         ------------------------- -------------------------
                                            2000         1999         2000         1999
                                         ------------ ------------ ------------ ------------
Net loss attributable to
 common stockholders...................     ($11,282)    ($17,414)    ($36,586)    ($39,845)
                                         ============ ============ ============ ============
Basic and diluted:
  Weighted-average shares
     of common stock
     outstanding.........................     65,209       19,802       64,982       19,092
  Less: weighted-average
     shares subject to
     repurchase..........................     (8,295)     (12,979)      (8,991)     (12,877)
                                         ------------ ------------ ------------ ------------
Weighted-average shares
  used in computing basic
  and diluted net loss
  per common share.......................     56,914        6,823       55,991        6,215
                                         ============ ============ ============ ============
Basic and diluted net
  loss per common
  share..................................     ($0.20)      ($2.55)      ($0.65)      ($6.41)
                                         ============ ============ ============ ============
Pro forma:

Shares used above.......................      56,914        6,823       55,991        6,215

Pro forma adjustment to reflect
  weighted effect of the assumed
  conversion of preferred stock.........     --            34,742      --            32,895

Weighted-average shares
  used in computing pro forma
  basic and diluted net loss
  per common share.......................     56,914       41,565       55,991       39,110
                                         ============ ============ ============ ============
Pro forma basic and diluted
  net loss per common
  share..................................     ($0.20)      ($0.42)      ($0.65)      ($1.02)
                                         ============ ============ ============ ============

4. Income Tax Expense

The Company recorded a tax provision of $4.3 million for the six months ended December 31, 2000, compared to no provision in the same period of the prior year. The income tax expense was computed using a 40% effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management. The tax provision recorded in this quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to net income (loss) before income taxes primarily because of non-deductible charges related to the Holographix acquisition and to the deferred stock compensation expense.

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

6. Acquisition of Holographix

On July 25, 2000, the Company acquired substantially all of the assets and liabilities of Holographix, Inc. ("Holographix"), a developer and manufacturer of holographic diffraction gratings. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Holographix subsequent to the acquisition date. The total purchase price of $99.1 million included consideration of 501,880 shares of Avanex common stock, the issuance of 710,047 Avanex stock options in exchange for Holographix options and estimated direct transaction costs.

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

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimates that a total investment of $2.7 million in research and development over the next 18 months will be required to complete the IPRD. We have spent over $800,000 in the six month period ended December 31, 2000 on these projects. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

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

The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of Holographix had occurred at the beginning of fiscal 2000 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 2000 or of results which may occur in the future. The pro forma 2000 results of operations combines the consolidated results of operations of the Company and Holographix, excluding the charge for acquired in-process research and development attributable to Holographix, for the six months ended December 31, 1999.

(in thousands, except per share data)

                                                      Six Months Ended
                                                             December 31,
                                                 ----------------------------
                                                     2000            1999
                                                 ------------    ------------
Net Revenue....................................      $82,730         $11,597
Net loss attributable to common stockholders...      (38,391)        (48,144)
Loss per share.................................        (0.68)          (7.17)

7. Effect of New Accounting Statements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes new standards for recording derivatives in interim and annual financial statements. This statement requires recording all derivative instrumentn as assets or liabilities, measured at fair valeue. SFAS 133 was effective on July 1, 2000 and the adoption of SFAS 133 did not have an impact on the consolidated financial position, results of operations, or cash flows as the Company has not entered into any derivative contracts.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin summarizes some of the commission's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Due to the complex nature of the implementation of SAB 101, the SEC has deferred the implementation of SAB 101 which, for the Company, will be effective in the fourth quarter of fiscal 2001 with retroactive application to the beginning of the fiscal year. Although the Company has not fully assessed the impact, the Company believes the adoption of SAB 101 will not have a significant impact on the consolidated financial position, results of operations, or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward-looking (i) growth of our research and development and sales and marketing activities, (ii) our future product mix, (iii) our anticipated capital expenditure and financing needs, (iv) other statements that are not based on historical facts. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the factors set forth in "Risk Factors," which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Avanex Corporation undertakes no obligation to update forward looking statements.

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

The revenues currently recognized are primarily derived from sales of two products, PowerFilter and PowerMux. We commenced shipments of our PowerFilter in April 1999. To date, we have generated the majority of our product revenues from sales of PowerFilter to a limited number of customers. We first shipped PowerMux in April 1999. In the quarter ended December 31, 1999, we began shipping beta test units of our PowerShaper product. In the quarter ended December 31, 2000, we began shipping beta test units of our PowerExpress product.

To date, we have generated a substantial portion of our revenues from a limited number of customers. We have focused our initial sales and marketing efforts primarily on large communications service providers and optical systems manufacturers. Sales to WorldCom (formerly MCI Telecommunications and MCI WORLDCOM, Inc.) accounted for nearly 51% of our total net revenue in the six months ended December 31, 2000 and 88% of net revenue for the comparable period of fiscal 2000. WorldCom accounted for over 90% of net revenue for the year ended June 30, 2000. While we are seeking to diversify our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

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

Our cost of revenue consists of components and raw materials, direct labor, warranty, royalty and manufacturing overhead. In addition, we rely on a single or limited source of suppliers to manufacture some key components and raw materials used in our products and, in addition, we rely on the outsourcing of some subassemblies.

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

In connection with the sale of Series D preferred stock in September and October 1999 to existing preferred stockholders, we recorded a non-cash charge of $20.1 million for the six months ended December 31, 1999 to accrete the value of the Series D preferred stock to its fair value under applicable accounting rules.

Despite growing revenue, we have not been profitable for any quarter since October 24, 1997 (inception). As of December 31, 2000, we had an accumulated deficit of $123.4 million. These losses have resulted primarily from developing our products, increasing manufacturing capacity, promoting brand recognition, developing our sales channels, establishing our management team, amortizing of deferred stock compensation, a write-off of acquired research and development and amortization of intangibles. As of June 30, 2000, we had net operating loss carry-forwards for federal income tax purposes of approximately $16.6 million, which expire in years 2013 through 2019.

Because of continuing and substantial capital expenditures and increasing research and development, sales and marketing and general and administrative expenses, we will need to generate significant revenue growth to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We did achieve positive operating cash flow for the six months ended December 31, 2000; however we may not be able to sustain or increase positive operating cash flow on a quarterly or annual basis.

Results of Operations

NET REVENUE

Net revenue for the quarter ended December 31, 2000 was $47.9 million. WorldCom, accounted for approximately 50% of net revenue, and we had two other customers that accounted for greater than 10% of net revenue. Net Revenue for the quarter ended December 31, 1999 was $6.5 million. One customer, WorldCom, accounted for 85% of net revenue. Net revenues for the six-month period ended December 31, 2000 were $82.7 million, compared with $10.9 million for the same six-month period of fiscal 1999. The increases in net revenue for both the three-month period and the six-month period in 2001 as compared to the comparable 2000 periods were primarily due to the increased demand for our products, as well as our ability to increase our production and shipments to meet the increased demand.

We currently derive our revenues primarily from the sale of two products, PowerFilter and PowerMux. To date, we have generated most of our revenues from sales of PowerFilter. We expect that in the future PowerFilter will account for a lower percentage of net revenues as we gain increased revenues from our other new and existing products, including PowerMux.

COST OF REVENUE

Cost of revenue for the quarter ended December 31, 2000 was $25.3, and $4.8 million for the quarter ended December 31, 1999. The gross profit percentage also increased to a gross profit of 47% for the quarter ended December 31, 2000 from a gross profit of 27% for the quarter ended December 31, 1999. Cost of revenues for the six- month period ended December 31, 2000 were $44.6 million, compared with $8.2 million for the same six-month period of fiscal 1999. The increase in cost of revenue is primarily related to the increase in net revenues, as well as headcount increases in our manufacturing overhead and quality organizations, warranty and other period costs. The increase in the gross margin percentage is primarily due to the economies of scale realized in manufacturing volume increases. We expect cost of revenue, as a percentage of revenue, to fluctuate from period to period.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the quarter ended December 31, 2000 were $10.7 million, an increase of $8.7 million over the comparable quarter of fiscal 2000, and were $18.9 million in the six months ended December 31, 2000, an increase of $15.9 million over the comparable period of 1999. The increase in both the three-month and six-month periods ended December 31, 2000 as compared to the comparable fiscal 2000 periods was primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for PowerMux and PowerShaper and cost of other development projects.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $4.8 million for the quarter ended December 31, 2000, an increase of $3.8 million over the comparable quarter of fiscal 2000, and were $8.7 million in the six months ended December 31, 2000, an increase of $7.0 million over the comparable period of 1999. The increase was primarily attributable to an increase in personnel expenses for sales and marketing staff, increased expenses related to customer support, increased sales commissions associated with higher net revenue and increased promotional and product marketing expenses. Sales and marketing expense as a percentage of net revenue decreased to 10% for the quarter ended December 31, 2000 from 15% for the quarter ended December 31, 1999. We expect sales and marketing expenses to increase in absolute dollars, but could fluctuate as a percentage of net revenue, going forward.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $3.8 million for the quarter ended December 31, 2000, an increase of $2.3 million over the comparable quarter of fiscal 2000, and were $6.7 million in the six months ended December 31, 2000, an increase of $4.6 million over the comparable period of 1999. The increase was primarily attributable to increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses. The general and administrative expenses as a percentage of net revenue decreased to 8% in the quarter ended December 31, 2000 from 23% in the quarter ended December 31, 1999. We expect general and administrative expense to increase in absolute dollars; but could fluctuate as a percentage of net revenue going forward.

STOCK COMPENSATION

Stock compensation expense totaled $12.8 million for the quarter ended December 31, 2000, an increase of $3.2 million over the comparable quarter of fiscal 2000, and were $33.9 million in the six months ended December 31, 2000, an increase of $18.2 million over the comparable period of 1999. From inception through December 31, 2000, we have expensed a total of $69.1 million of stock compensation, leaving an unamortized balance of $57.5 million on our December 31, 2000 unaudited condensed consolidated balance sheet. This increase was partially due to the granting of stock options and stock purchase rights to additional employees and consultants. Additionally, the increase was due to amortization of deferred stock compensation recognized for the intrinsic value of the unvested Avanex options granted to Holographix employees. The deferred stock compensation was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

For the six-months ended December 31, 2000, the Company recorded $4.7 million of acquired in-process research and development resulting from the acquisition of Holographix. See Note 5 of Notes to Condensed Consolidated Financial Statements. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

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

AMORTIZATION OF INTANGIBLES

For the quarter ended and the six-months ended December 31, 2000, amortization of intangibles was $2.6 million and $4.4 million, respectively. This expense is due to the amortization of goodwill and other intangible assets recorded in connection with our acquisition of Holographix, which was accounted for as purchase, and closed on July 25, 2000. The assets are being amortized over their estimated remaining useful life of 5 years.

Our amortization of intangibles will continue to generate net losses for the foreseeable future. Amortization of intangibles could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Other income (expense)

Other income (expense), net consists primarily of interest on our cash investments offset somewhat by interest expense related to our financing obligations. Other income (expense) was $3.5 million in the quarter ended December 30, 2000 and $ 45,000 in the comparable quarter in fiscal 2000, and were $6.9 million in the six months ended December 31, 2000, and $(26,000) for the comparable period of 1999. The increase in other income (expense), net was attributable primarily to the net proceeds from the issuance of common stock principally through our initial public offering, which was partially offset by interest charges on additional capital lease obligations and bank debt.

Stock Accretion

Stock accretion decreased to zero for the six months ended December 31, 2000, from $20.1 million for the comparable period in fiscal 2000. The $20.1 million charge was recorded in connection with the issuance, in September and October 1999, of 3,487,097 shares of Series D preferred stock at $5.75 per share in order to accrete the value of the preferred stock to its deemed fair value.

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

As of December 31, 2000, we had cash and cash equivalents and short-term investments of $195.3 million and long-term investment holdings of $32.4 million.

Cash generated by operating activities was $10.0 million in the six months ended December 31, 2000, compared to $6.9 million of cash used in operating activities for the comparative period of fiscal 2000. We were cash flow positive, from operations for the six month period ending December 31, 2000 due to the fact that we had net income after eliminating the effects of the non-cash charges relating to depreciation and amortization, stock compensation expense, amortization of intangibles, and in-process research and development.

Cash used in investing activities was $14.8 million in the six months ended December 31, 2000. $7.0 million of cash used in investing activities was for the purchase of investment securities net of sales and maturities. $3.1 million of cash was used for the acquisition of Holographix. The remaining cash used in investing activities was for investments in production equipment, research and development equipment, computers and facilities to support the expansion of our operations. Net cash used in investing activities was $13.7 million for the comparable period of fiscal 2000, principally for the net purchase activity of short and long term investments and the acquisition of property and equipment.

We used $1.8 million in cash from financing activities in the six month period ended December 31, 2000, primarily from the payments on debt and capital lease obligations and for payments of debt acquired in the Holographix acquisition. Offsetting the cash used were cash payments we received from stockholders' notes receivables and the proceeds from issuance of common stock. Net cash provided by financing activities was $21.0 million in the comparable period of fiscal 2000, primarily from the proceeds from the issuance of preferred stock. Additionally, we drew down $2.2 million on our line of credit, which had maximum borrowings up to $3.8 million at an interest rate equal to the prime rate plus 0.75%.

We financed capital purchases through cash, leases or equipment credit lines. We had capitalized lease obligations outstanding of $8.9 million at December 31, 2000 and $2.9 million at December 31, 1999. In July 2000, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $10 million. In January 2001, the line was increased to $20 million. The revolving credit agreement terminates July 10, 2001, at which time all outstanding principal and interest are due. The line bears interest at the prime rate

In connection with our expansion into a new manufacturing facility adjacent to our headquarters in Fremont, California we have spent approximately $24.7 million for equipment and leasehold improvements, beginning in the fourth quarter of fiscal 2000, through the quarter ended December 31, 2000. We moved our main production into this building in July 2000.

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

On July 25, 2000, the Company completed its acquisition of Holographix, in a transaction accounted for using the purchase method of accounting. The Company issued 501,880 Avanex common shares and 710,047 Avanex stock options for substantially all of the assets and liabilities of Holographix as of July 25, 2000. The total estimated purchase cost of Holographix is as follows (in thousands):

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
                                                 ============

We recorded a non-cash charge for acquired in-process research and development in the quarter ended September 30, 2000 estimated at $4.7 million.

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

RISK FACTORS

The statements contained in this report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward looking statements include, but are not limited to, statements contained in "Item 1. Financial Statements (unaudited)," and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR INCREASING EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

Although on a pro forma basis (excluding the impact of the in-process research and development write-off, amortization of deferred stock compensation, amortization of intangibles, and stock accretion) we were profitable for the quarter ended December 31, 2000, we have never been profitable on the basis based on generally accepted accounting principals ("GAAP"). On a GAAP basis, As of December 31, 2000, we had an accumulated deficit of $123.4 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, we may incur negative operating cash flow in the future.

An a GAAP basis, we have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

PERIOD	OPERATING LOSS
Six months ended December 31, 2000	$(36,586,000)
Fiscal year ended June 30, 2000	$(44,356,000)
Fiscal year ended June 30, 1999	$(9,250,000)
From October 24, 1997 (inception) to June 30, 1998	$(1,133,000)

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. We have a large amount of fixed expenses, and we expect to continue to incur significant and increasing manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability on a GAAP basis or maintain pro forma profitability. Although our net revenue has grown from $6.5 million in the quarter ended December 31, 1999 to $47.9 million in the quarter ended December 31, 2000, we cannot be certain that our revenues will continue to grow or that we will ever maintain sufficient revenue levels to achieve profitability on a GAAP basis. We will need to generate significant revenue growth to maintain profitability and positive operating cash flow. We may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

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

  Fluctuations in demand for and sales of our products, which will depend on the speed and magnitude of the transition to an all- optical network and the acceptance of our products in the marketplace;
  Cancellations of orders and shipment rescheduling;
  Changes in customers' requirements in general as well as those specific to product specifications;
  Satisfaction of contractual customer acceptance criteria and related revenue recognition issues;
  Our ability to continue to provide appropriate manufacturing capacity at our facilities in Fremont, California, which commenced operations in November 1999;
  Our ability to manage outsourced manufacturing, in which we have no previous experience;
  The ability of CMI and our other future outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products, in the quantity and of the quality we require;
  The mix of our products sold;
  The practice of companies in the communications industry to sporadically place large orders with short lead times;
  Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including Lucent Technologies, Nortel Networks, Fujitsu, Oplink Communications, Inc., Chorum Technologies, Wavesplitter and New Focus, Inc., and pricing pressures;
  Our ability to effectively develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;
  Our ability to control expenses, particularly in light of our limited operating history;
  Availability of components for our products and equipment and increases in the price of these components and equipment;
  Our ability to meet customer product specifications and qualifications;
  Irregularity of customer demand;
  Difficulties in collecting accounts receivable;
  Our ability to continue to attract and retain qualified, competent and experienced professional employees;
  Our ability to introduce effective automation into our production process;
  Our ability to obtain the necessary basic services for our facilities, such as electricity, and the timing of any loss of these basic services, which halts our operations; and
  Economic conditions in general as well as those specific to Communications and related industries.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We are an early-stage company in the emerging photonic processor market. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the photonic processor market, and our business in particular, are unproven. We began shipping our PowerFilter and PowerMux products to customers for evaluation in April 1999. Volume shipments of PowerFilter did not commence until the quarter ended December 31, 1999; while volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerShaper product for beta testing purposes in the quarter ended December 31, 1999, and we only began shipping our PowerExpress product for beta testing purposes in the quarter ended December 31, 2000. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

OUR CUSTOMERS ARE NOT OBLIGATED TO BUY MATERIAL AMOUNTS OF OUR PRODUCTS AND MAY CANCEL OR DEFER PURCHASES ON SHORT NOTICE.

Our customers typically purchase our products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty. While we have recently executed a long-term contract with one of our customers and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate the customers to buy material amounts of our products, and are subject to cancellation or a slow down on delivery with little or no advance notice and little or no penalty. We also may enter into long-term contracts that do not guarantee orders, and may impose harsher terms and conditions on sales than previously received from that customer in purchase orders. Further, certain of our customers have a tendency to purchase our products near the end of our fiscal quarter. A cancellation or delay of such an order may therefore cause us to fail to achieve that quarter's financial and operating goals. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them.

WE MUST EXPAND OUR MANUFACTURING CAPACITY OR WE WILL NOT BE ABLE TO DELIVER OUR PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER.

We must devote significant resources in order to expand our manufacturing capacity, both in house and with third parties. We have very limited experience in rapidly increasing our manufacturing capacity or in manufacturing products at high volumes, and we only commenced in-house manufacturing operations in the quarter ended June 30, 1999. If we expand our in-house manufacturing capacity, we will be required to hire, train and manage significant numbers of additional manufacturing personnel in order to increase our in-house production capacity. We currently have some of our subcomponents manufactured by CMI. In addition, we plan to have some of our subcomponents and products manufactured by additional third party outsourced manufacturers. We have very limited experience in working with third party manufacturers. Expanding our manufacturing capacity at different facilities, some of which will be in foreign countries such as China, will be expensive, may prove disruptive and will require management's time. In addition, if we expand our outsourced manufacturing capacity, we will be required to hire, train and manage additional personnel to manage these third-party manufacturers. There are numerous risks associated with rapidly increasing capacity, both in house and with third parties, including without limitation, the following:

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

We rely on a small number of outsourced manufacturers to manufacture our subcomponents, and possibly our products in the future. The qualification of these manufacturers is an expensive and time-consuming process, and these outsourced manufacturers build optical components for other companies, including our competitors. In addition, we do not have contracts in place with many of these manufacturers. We may not be able to effectively manage our relationships with our manufacturers and we cannot be certain that they will be able to fill our orders in a timely manner. If we cannot effectively manage these manufacturers or they fail to deliver components in a timely manner, it may have an adverse effect on our business and results of operations.

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS, WHICH COULD CAUSE US TO LOSE ORDERS OR CUSTOMERS AND RESULT IN LOWER REVENUES.

We currently use a rolling 12-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to CMI and other outsourced manufacturers, and we use them internally as well. It is very important that we accurately predict both the demand for our products and the lead time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, we, CMI, and our other third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our requirements, we could have excess inventory of parts as well as over-capitalized manufacturing facilities. We also may experience shortages of components from time to time, which also could delay the manufacturing of our products and could cause us to lose orders or customers.

WE WILL NOT ATTRACT ORDERS AND CUSTOMERS OR WE MAY LOSE CURRENT ORDERS AND CUSTOMERS AND WILL NOT BE SUCCESSFUL IN OUR INDUSTRY IF WE ARE UNABLE TO COMMIT TO DELIVER SUFFICIENT QUANTITIES OF OUR PRODUCTS TO SATISFY MAJOR CUSTOMERS' NEEDS.

Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. We will be unable to pursue many large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS MAY RESULT IN PRODUCT DELIVERY DELAYS.

We purchase subcomponents that are incorporated into our products from CMI and other outsourced manufacturers, and we intend to enter into similar arrangements in the future with other independent manufacturers. If these vendors fail to supply us with their subcomponents on a timely basis, we could experience significant delays in shipping our products. Any significant interruption in the supply or support of any subcomponents could seriously harm our sales.

CMI and other outsourced manufacturers have a limited history of manufacturing optical subcomponents and have no history of manufacturing our products on a turn-key basis. Any interruption in the operations of these outsourced manufacturers could harm our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers. In addition, the products and subcomponents that these outsourced manufacturers build for us may be insufficient in quality or in quantity to meet our needs. The inability of CMI or other outsourced manufacturers to provide us with adequate supplies of high- quality products and subcomponents in the future could cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and could seriously harm our business.

To successfully meet our overall production goals, we will also have to coordinate effectively our operations in California with those of CMI and other outsourced manufacturer in China. We have very limited experience in coordinating and managing production operations that are located on different continents or in the transfer of manufacturing operations from one facility to another. The geographic distance between our headquarters in California and outsourced manufacturers' manufacturing facilities in China will make it difficult for us to manage the relationship and oversee operations there to assure product quality and timely delivery. Our failure to successfully coordinate and manage multiple sites or to transfer our manufacturing operations could seriously harm our overall production.

Because our outsourced manufacturers' manufacturing facilities are located in China, these outsourced manufacturers will be subject to the risk of political instability in China and the possible imposition of restrictive trade regulations and tariffs. We will also be exposed to risks of foreign currency exchange rate fluctuations and lack of adequate protection of intellectual property under Chinese law.

In addition, CMI and other outsourced manufacturers may begin to integrate these subcomponents for us to produce turn-key products for us, which will add to the complexity and difficulty of obtaining sufficient quantities of these products at acceptable quality from these outsourced manufacturers. Any failure of these outsourced manufacturers to timely produce turn-key products for us in the quantities and quality needed will seriously harm our business.

UNDER OUR LICENSE AGREEMENT WITH CMI, CMI CAN MANUFACTURE AND SELL OPTICAL SUBCOMPONENTS BASED ON OUR TECHNOLOGY TO OUR POTENTIAL COMPETITORS, WHICH COULD HARM OUR MARKET POSITION IN THE FUTURE.

Under the agreement with CMI, we have granted licenses to CMI to make in China and the United States, and to use and sell worldwide, the licensed subcomponents. We also granted them a license to use some of our technical information and manufacturing process know-how in China and the United States. These licenses are exclusive in China and non-exclusive elsewhere. As a result, CMI can manufacture and sell optical subcomponents based on our technology to third parties, including our potential competitors. Furthermore, unless the license is terminated, we cannot use an additional manufacturer to produce these subcomponents in China, which means that we cannot use any other outsourced manufacturers in China. We are currently considering entering into agreements with outsourced manufacturers, other than CMI, in China. Our ability to make use of these outsourced manufacturers may depend upon our ability to terminate, or modify, our agreement with CMI, which we may not be able to do on terms favorable to us.

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL CONTROLS, REPORTING SYSTEMS AND PROCEDURES AS WELL AS EXPAND, TRAIN AND MANAGE OUR WORKFORCE, OUR BUSINESS MAY NOT SUCCEED.

We continue to expand the scope of our operations domestically and internationally and have increased the number of our employees substantially. We have grown from revenue of $510,000 in the fiscal year ended June 30, 1999, $40.7 million in the fiscal year ended June 30, 2000, to $82.7 million in the six month period ended December 31, 2000. We had 251 employees as of December 31, 1999, and at December 31, 2000, we had almost 1,200 employees, including nine that were temporary or contract employees. In addition, we may hire a significant number of additional employees over the next several quarters. We currently operate facilities in Fremont, California and in Richardson, Texas, and CMI manufactures subcomponents for us in China. We also have a sales office with a regional sales director and sales manager in Newtown, Pennsylvania. In addition, we recently acquired substantially all of the assets and certain liabilities of Holographix Inc., a Delaware corporation located in Hudson, Massachusetts, which as of December 31, 2000 was our wholly-owned subsidiary. As of December 31, 2000, this subsidiary had eight full-time and two part-time employees. The growth in employees and in revenue, combined with the challenges of managing geographically-dispersed operations, has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

  - Loss of customers or customer orders;

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

Manufacturing our products involves complex, labor intensive and precise processes. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and impair our gross margins. We may not obtain acceptable yields in the future.

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

Because we plan to introduce new products and product enhancements regularly, we must effectively transfer production information from our product development department and our pilot production line to our manufacturing group and coordinate our efforts with those of our suppliers to rapidly achieve volume production. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. In particular, our future success depends upon the continued services of our executive officers, particularly Walter Alessandrini, our Chief Executive Officer and Chairman of the Board, Paul Engle, our President and Chief Operating Officer, and Xiaofan (Simon) Cao, our Chief Technology Officer, and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

As of December 31, 2000, we had almost 1,200 employees, nine of which are temporary or contract employees, and we may be required to hire a significant number of additional employees in the near future, particularly engineering, sales and manufacturing personnel, particularly if we ramp up our in-house manufacturing capacity. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Our planned growth will place a significant demand on our management and operational resources. Many of the members of our management team have only been with us for a relatively short period of time. For example, our Chief Executive Officer joined us in March 1999, and seven out of our twelve current executive officers have joined us since then. Our President joined us in September 2000. Failure of the new management team to work effectively together could seriously harm our business.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD PREVENT US FROM SUCCESSFULLY MANUFACTURING, MARKETING AND DISTRIBUTING OUR PRODUCTS INTERNATIONALLY.

In addition to our contract manufacturing relationship with CMI, we intend to expand our international operations in the future, including increasing the number of our subcomponents manufactured overseas. In addition, we may have our products manufactured overseas on a turn-key basis. Further, we intend to increase our international sales and the number of our international customers. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels and manufacturing. We may not be able to establish or maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally.

In addition, international operations are subject to inherent risks, including without limitation:

  Greater difficulty in accounts receivable collection and longer collection periods;

  Difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;
  Unexpected changes in regulatory or certification requirements for optical systems or networks;
  Reduced protection for intellectual property rights in some countries, including China, where some of our subcomponents and products will be manufactured; and
  Political and economic instability.

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

We purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI, Sumitomo Corporation of America, Casix, Inc., Browave Corporation, Agilent Technologies, and New Focus, Inc. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers, and we typically purchase our components and equipment through purchase orders. We have experienced shortages and delays in obtaining components and equipment in the past, which adversely impacted delivery of our products, and we may fail to obtain these supplies in a timely manner in the future. Any interruption or delay in the supply of any of these components or equipment, or the inability to obtain these components or equipment from alternate sources at acceptable prices, at acceptable quality and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Lead times for components and equipment vary significantly and depend on numerous factors at any given time, including the specific supplier, specifications for the component or item of equipment, the size of the order, contract terms and market demand for a component or item of equipment. For substantial increases in production levels, suppliers may need longer-than-normal lead times and some may need at least six months.

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

We must obtain supplies and materials that are of sufficient quantity and quality in order for us to manufacture our products in acceptable quantities and with acceptable yields. Our inability to obtain supplies and materials in sufficient quality or quantity will seriously harm the yield and production of our products and could seriously harm our business.

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

OUR FACILITIES ARE VULNERABLE TO POWER OUTAGES.

Our assembly facilities are located in the state of California, which presently is experiencing a severe shortage of electrical power. We have experienced several power outages in the recent past, and we expect additional power outages in the future. These power outages have halted our production operations. If such future power outages occur, our ability to assemble, test and ship our products would be seriously impaired, which could seriously harm our business, financial condition and results of operations, particularly if these power outages occur in the last month of our fiscal quarter. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover our losses in this particular case, if at all.

WE COULD INCUR COSTS AND EXPERIENCE DISRUPTIONS COMPLYING WITH ENVIRONMENTAL REGULATIONS AND OTHER REGULATIONS.

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

We introduced our PowerExpress product, which is currently in beta testing stage, during the quarter ended December 31, 2000. Our PowerExpress product is the first product offered by us that incorporates firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components require that we comply with additional regulations, both domestically and abroad, including without limitation, environmental compliance, power consumption, electrical emission regulations and other regulations known as homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

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

We currently offer only two products, PowerFilter and PowerMux. Sales of our PowerFilter and PowerMux. We will continue to substantially depend on PowerFilter and PowerMux for our near-term revenue. Although we have begun to sell our PowerShaper and PowerExpress products for beta testing, sales of these products to date have not represented a significant portion of our revenue. Our customers who have purchased PowerShaper and PowerExpress products from us to date may not choose to purchase any additional products for commercial use. Any decline in the price of, or demand for, our PowerFilter or PowerMux products, or their failure to achieve broad market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our PowerShaper and PowerExpress products and other future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and may decline, and our business will be seriously harmed.

OUR INABILITY TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD PREVENT US FROM INCREASING REVENUE.

The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers that have designed our new products into their system could instead purchase products from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs in attempting to complete delayed new products or to fix defective products. We cannot be certain that we will successfully develop and market these types of products and product enhancements. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. In particular, we anticipate that our PowerMux product, which incorporates our PowerFilter product and additional functionality, will replace our PowerFilter product in most applications. We must continue to develop state-of-the-art products and introduce them in the commercial market quickly in order to be successful. We introduced our PowerShaper product, which is currently in the beta testing stage, during the quarter ended December 31, 1999, and we introduced our PowerExpress product, which is currently in beta testing stage, during the quarter ended December 31, 2000. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerMux, PowerShaper, PowerExpress or our other future products to achieve market acceptance could significantly harm our business.

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

WE EXPECT COMPETITION TO INCREASE.

Some companies in the optical systems and component industry may compete with us in the future, including Lucent Technologies, Nortel Networks, Alcatel, Fujitsu, E-Tek, JDS Uniphase, Oplink Communications, New Focus, Inc., Wavesplitter and Chorum Technologies, and some compete with us now using different technologies. Some of these are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our competitors and potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings than our company. These companies can use their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result, these potential customers may not consider purchasing our products.

Some existing customers and potential future customers are also our competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. In addition, customers who are also competitors may unfairly disparage our products in order to gain a competitive advantage. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat in those or other products with their customers, especially as we develop, manufacture and sell products which incorporate higher levels of sophistication such as our PowerExpress product.

As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins and loss of market share.

MARKET CONDITIONS IN THE TELECOMMUNICATIONS MARKET MAY SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We sell our products primarily to a few large customers in the telecommunications market for use in infrastructure projects. Customers in the telecommunications market have recently been reducing their spending for infrastructure projects. The current economic downturn may lead to continued reductions in such infrastructure spending, and our customers may significantly reduce their orders for our products. In addition, because we rely on a high percentage of our sales from only a few customers, any reductions in spending on our products by our current customers, or unwillingness to purchase our products by future customers, could significantly harm our financial position and results of operations.

OUR PRIVATE COMPANY CLIENTS MAY NOT HAVE ENOUGH CAPITAL TO CONTINUE TO PURCHASE OUR PRODUCTS.

We currently sell our products to a number of privately financed high technology companies. These companies may have difficulty in financing future purchases of our products due to recent disruptions in the capital markets. If these companies reduce their purchases of our products our operating results may be harmed and our stock price may decrease.

AS OUR COMPETITORS CONSOLIDATE, THEY MAY OFFER PRODUCTS OR PRICING WHICH WE CANNOT MEET, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

Consolidation in the fiber optic component industry could intensify the competitive pressures that we face. For example, three of our competitors, JDS Fitel, Uniphase and E-Tek Dynamics, Inc. have merged. This merged company has announced its intention to offer more integrated products that could make our products less competitive, and it has announced a planned acquisition of SDL, Inc., which is expected to close in the near term. Our customers may prefer to purchase products from certain of our competitors who offer a broader product line, which would negatively affect our sales and operating results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, ONE OR MORE OF THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

Our customer base is limited and highly concentrated. Three customers accounted for an aggregate of 91% of our net revenue in the quarter ended December 31, 2000. WorldCom accounted approximately 60% of our net revenue in the quarter ending December 31, 2000. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers.

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

Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality system. Our existing manufacturing line, as well as each new manufacturing line, must pass through various levels of approval with our customers. Customers may require that we be registered and maintain registration under international quality standards, such as ISO 9001. We successfully passed the ISO 9001 registration audit and received formal registration of our Quality System in August, 2000. Our products may also have to be qualified to specific customer requirements. This customer approval process determines whether we can consistently achieve the customers' quality, performance and reliability standards. In order for outsourced manufacturers to manufacture products or discrete components for us in the future, their manufacturing process and Quality System may also need to be qualified by our customers. Delays in product qualification or losing ISO 9001 registration by us, our suppliers or our outsourced manufacturers may cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

OUR LENGTHY AND VARIABLE QUALIFICATION AND SALES CYCLE MAKES IT DIFFICULT TO PREDICT THE TIMING OF A SALE OR WHETHER A SALE WILL BE MADE, WHICH MAY CAUSE US TO HAVE EXCESS MANUFACTURING CAPACITY OR INVENTORY AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

Customers typically expend significant efforts in evaluating and qualifying our products and manufacturing processes. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to nine months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies prior to receiving an order. Even after this evaluation process, it is possible that a potential customer will not purchase our products for deployment. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity.

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

Our increased international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include without limitation:

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
  Burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property, license requirements, environmental requirements, and homologation;
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

OUR STOCK PRICE IS HIGHLY VOLATILE.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000 and is likely to remain volatile in the future. In addition, the trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including without limitation, the following:

  Quarterly variations in our operating results;
  Changes in financial estimates by securities analysts;
  Changes in market valuations or financial results of Internet-related companies;
  Announcements by us or our competitors of technology innovations, new products or of significant acquisitions, strategic partnerships or joint ventures;
  Any deviation from projected growth rates in revenues, or decreases in our book to bill ratio,
  Any loss by us of a major customer or a major customer order;
  Additions or departures of key management or engineering personnel;
  Any deviations in our net revenues or in losses from levels expected by securities analysts;
  Activities of short sellers and risk arbitrageurs;
  Future sales of our common stock; and
  Volume fluctuations, which are particularly common among highly volatile securities of Internet-related companies.

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. As long as we continue to depend on a limited customer base, and particularly when a substantial majority of their purchases consist of a limited number of types of our products, there is substantial risk that our quarterly results will vary widely.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although as of December 31, 2000, we had 15 U.S. patents issued or allowed, we cannot assure you that the remaining 52 U.S. patent applications and 18 foreign patent applications that we have filed as of December 31, 2000 and have not been approved will be approved. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property is held has trade secrets, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

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

We license technology from Fujitsu Limited that is critical to our PowerShaper product and other products that use their proprietary virtually imaged phased array technology. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

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

Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. For instance, in December 1999, E-Tek Dynamics, Inc. (E-Tek), now a subsidiary of JDS Uniphase, filed a lawsuit against us. E-Tek's complaint alleges that we participated in the illegal recruiting of E-Tek employees. Despite the fact that we believe this complaint is without merit, we may incur additional costs in defending this lawsuit, including management time and attention. We cannot assure you that we will not receive claims of this kind in the future as we seek to hire qualified personnel or that those claims will not result in litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits or outcomes. In addition, defending ourselves from these claims could divert the attention of our management away from our operations.

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

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. Acquisitions or investments could result in a number of financial consequences, including without limitation:

  Potentially dilutive issuances of equity securities;
  Large one-time write-offs;
  Reduced cash balances and related interest income;
  Higher fixed expenses which require a higher level of revenues to maintain gross margins;
  The incurrence of debt and contingent liabilities; and
  Amortization expenses related to goodwill and other intangible assets.

Furthermore, acquisitions involve numerous operational risks, including without limitation:

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

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long- term securities held by the Company as of December 31, 2000 (in thousands).

                              -------------------------------------------
                                                        TOTAL     FAIR
                                                       AMORTIZED MARKET
                                  2001        2002       COST     VALUE
                              -----------  ---------- -------------------
Held-to-maturity securities..    110,920      32,421    143,341  142,054
Average interest rate........        6.9%        6.9%

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

Of the net proceeds, as of December 31, 2000, we have used approximately $28.7 million for general corporate purposes, including working capital and capital expenditures. Approximately $3.0 million of the proceeds were used to repay debt and capital lease obligations. Additionally, approximately $4.7 million of the proceeds were used during the acquisition of Holographix Inc.

In the future, we expect to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Risk Factors". Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on October 24, 2000. Both matters voted on were approved. The results are as follows:

PROPOSAL I

The following directors were elected at the meeting to serve a three-year term as directors:

                                                Authority
                                    For          Withheld
                                ------------   ------------
Walter Alessandrini              52,144,217         85,900
Michael Goguen                   50,832,557      1,397,560
Gregory Reyes, Jr.               52,219,867         10,250

PROPOSAL II

The proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2001 was approved.

    For          Against     Abstained
------------   ------------  ---------
 52,215,977          7,403      6,737

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit Number	Description
10.37	Amendment to Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated January 2, 2001.
27.1	Financial Data Schedule (Filed Electronically)

(b) Reports on Form 8-K:

Report on Form 8-K as filed on October 30, 2000 amends the Form 8-K/A filed with the Securities and Exchange Commission on August 4, 2000. This report includes interim financial statements and pro forma financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION

/s/ Jessy Chao

Jessy Chao

Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Dated: February 14, 2001

EXHIBIT INDEX

Exhibit Number	Description
10.37	Amendment to Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated January 2, 2001.
27.1	Financial Data Schedule (Filed Electronically)