Form 10-Q
period 2001-03-31
AVANEX CORP
filed 2001-05-15
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   No [ ]

    There were 65,043,817 shares of the Company's Common Stock, par value $.001 per share, outstanding on May 1, 2001.

AVANEX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

  Condensed Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000

  Condensed Consolidated Statements of Operations for the Three and Nine Months ended March 31, 2001 and 2000

  Condensed Consolidated Statements of Cash Flows for the Three and Nine Months ended March 31, 2001 and 2000

  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)

                                                       March 31,       June 30,
                                                           2001          2000
                                                       ------------  ------------
                                                       (unaudited)     (note 1)
                          ASSETS
Current assets:
  Cash and cash equivalents...........................    $105,466       $90,964
  Short-term investments..............................     108,332        93,357
  Accounts receivable, net............................      28,559         9,942
  Inventories.........................................      22,474         8,266
  Other current assets................................       2,269         1,922
                                                       ------------  ------------
    Total current assets..............................     267,100       204,451
Property and equipment, net...........................      41,417        14,990
Intangible assets.....................................      45,343          --
Long-term investments.................................      13,227        56,943
Other assets..........................................         520         1,757
                                                       ------------  ------------
        Total assets..................................    $367,607      $278,141
                                                       ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................     $10,201        $1,525
  Accounts payable....................................      18,793         7,668
  Accrued compensation and related expenses...........       6,355         2,999
  Accrued warranty....................................       5,293         1,941
  Non-cancelable purchase obligations ................      10,215          --
  Other accrued expenses..............................       6,815         2,045
  Deferred revenue....................................       6,035         1,953
  Current portion of capital lease obligations........       2,808           786
                                                       ------------  ------------
    Total current liabilities.........................      66,515        18,917

Capital lease obligations.............................      15,497         2,067

Commitments and contingencies

Stockholders' equity :
  Common stock........................................          65            64
  Additional paid-in capital..........................     493,280       385,198
  Notes receivable from stockholders..................      (2,048)       (5,173)
  Deferred compensation...............................     (45,916)      (36,146)
  Accumulated deficit.................................    (159,786)      (86,786)
                                                       ------------  ------------
    Total stockholders' equity........................     285,595       257,157
                                                       ------------  ------------

        Total liabilities and stockholders' equity....    $367,607      $278,141
                                                       ============  ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

                                            Three Months Ended        Nine Months Ended
                                                       March 31,                 March 31,
                                         ------------------------- -------------------------
                                              2001         2000       2001         2000
                                         ------------ ------------ ------------ ------------
Net revenue.............................     $30,311      $10,505     $113,026      $21,421
Cost of revenue.........................      39,775        6,781       84,335       14,975
                                         ------------ ------------ ------------ ------------
Gross profit (loss).....................      (9,464)       3,724       28,691        6,446

Operating expenses:
  Research and development..............      11,064        5,018       29,932        8,006
  Sales and marketing...................       4,083        2,054       12,806        3,730
  General and administrative............       3,275        1,482        9,990        3,611
  Stock compensation....................      10,563        8,585       44,495       24,282
  In-process research and development...           --           --       4,700            --
  Amortization of intangibles...........       2,619            --       7,036            --
                                         ------------ ------------ ------------ ------------
    Total operating expenses............      31,604       17,139      108,959       39,629
                                         ------------ ------------ ------------ ------------
Loss from operations....................     (41,068)     (13,415)     (80,268)     (33,183)
Other income, net.......................       3,553        1,950       10,477        1,924
                                         ------------ ------------ ------------ ------------
Loss before income taxes................     (37,515)     (11,465)     (69,791)     (31,259)
Income tax provision (benefit)..........      (1,101)           --       3,209            --
                                         ------------ ------------ ------------ ------------
Net loss................................     (36,414)     (11,465)     (73,000)     (31,259)
Stock accretion.........................           --     (17,692)           --     (37,743)
                                         ------------ ------------ ------------ ------------
Net loss attributable to
  common stockholders...................    ($36,414)    ($29,157)    ($73,000)    ($69,002)
                                         ============ ============ ============ ============
Basic and diluted net loss
  per common share......................      ($0.62)      ($0.85)      ($1.28)      ($4.45)
                                         ============ ============ ============ ============
Weighted-average shares
  used in computing basic
  and diluted net loss per
  common share..........................      58,607       34,129       56,849       15,503
                                         ============ ============ ============ ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                    Nine Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                      2001      2000
                                                               ------------  ------------
OPERATING ACTIVITIES
Net loss.....................................................     ($73,000)     ($31,259)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization..............................        8,646         1,435
  Provision for excess inventory.............................       11,375             --
  Non-cancelable purchase obligations........................       10,215             --
  Non-cash charges, primarily stock compensation expense.....       44,495        24,400
  Amortization of intangibles................................        7,036             --
  Acquired in-process research and development...............        4,700             --
  Changes in operating assets and liabilities:
    Accounts receivable......................................      (18,617)       (3,762)
    Inventories..............................................      (25,583)       (5,245)
    Other current assets.....................................         (347)       (3,012)
    Other assets.............................................        1,237        (1,564)
    Accounts payable.........................................       11,125         4,060
    Accrued compensation and related expenses................        3,356         1,400
    Other accured expenses and deferred revenue..............       12,204         3,140
                                                               ------------  ------------
      Net cash used in operating activities..................       (3,158)      (10,407)
                                                               ------------  ------------
INVESTING ACTIVITIES
Maturities (purchases) of short-term and long-term investment       28,741      (239,977)
Acquisition of business......................................       (3,077)            --
Purchases of property and equipment..........................      (22,224)       (8,985)
                                                               ------------  ------------
      Net cash provided by (used for) investing activities...        3,440      (248,962)
                                                               ------------  ------------
FINANCING ACTIVITIES
Payments on debt and capital lease obligations...............       (2,853)       (1,622)
Payments on debt assumed in the acquisition..................       (1,607)            --
Proceeds from short-term and long-term debt..................       14,075         3,646
Proceeds from issuance of common stock, net of repurchases...        3,665       240,346
Proceeds from payment on stockholders' notes receivable......          940             --
Net proceeds from issuance of preferred stock................            --       20,027
                                                               ------------  ------------
      Net cash provided by financing activities..............       14,220       262,397
                                                               ------------  ------------

Net increase in cash and cash equivalents....................       14,502         3,028
Cash and cash equivalents at beginning of period.............       90,964         1,756
                                                               ------------  ------------
Cash and cash equivalents at end of period...................     $105,466        $4,784
                                                               ============  ============
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases......................      $12,905        $1,216
                                                               ============  ============
Conversion of preferred stock to common stock ...............            --      $30,408
                                                               ============  ============
Common stock issued for notes receivable.....................            --       $4,881
                                                               ============  ============
Stock accretion..............................................            --      $37,743
                                                               ============  ============
Warrants issued in connection with securing a line
  of credit..................................................            --         $118
                                                               ============  ============

See accompanying notes.

AVANEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2001, and for the three months and nine months ended March 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively "Avanex" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2001 and the operating results and cash flows for the three and nine months ended March 31, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended June 30, 2000.

The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2001. The balance sheet at June 30, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The third quarter of fiscal 2001 and 2000 ended on March 30, 2001 and March 31, 2000 respectively.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                                  March 31,        June 30,
                                                     2001            2000
                                                 ------------    ------------
Raw materials..................................       $7,730          $2,815
Work-in-process................................        9,637           4,676
Finished goods.................................        5,107             775
                                                 ------------    ------------
                                                     $22,474          $8,266
                                                 ============    ============

Provisions to reduce the carrying value of obsolete, slow moving and non-usable inventory to net realizable value are charged to cost of revenues.

At March 31, 2001, the Company had non-cancelable inventory purchase obligations totaling $10.2 million.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                            Three Months Ended        Nine Months Ended
                                                 March 31,                March 31,
                                         ------------------------- -------------------------
                                            2001         2000         2001         2000
                                         ------------ ------------ ------------ ------------
Net loss attributable to
 common stockholders...................     ($36,414)    ($29,157)    ($73,000)    ($69,002)
                                         ============ ============ ============ ============
Basic and diluted:
  Weighted-average shares
     of common stock
     outstanding.........................     65,595       47,384       65,188       28,523
  Less: weighted-average
     shares subject to
     repurchase..........................     (6,988)     (13,255)      (8,339)     (13,020)
                                         ------------ ------------ ------------ ------------
Weighted-average shares
  used in computing basic
  and diluted net loss
  per common share.......................     58,607       34,129       56,849       15,503
                                         ============ ============ ============ ============
Basic and diluted net
  loss per common
  share..................................     ($0.62)      ($0.85)      ($1.28)      ($4.45)
                                         ============ ============ ============ ============

4. Income Tax Expense

The Company recorded a tax provision of $ 3.2 million for the nine months ended March 31, 2001, compared to no provision in the same period of the prior year. The income tax expense was computed using a 40% effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management. The tax provision recorded differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to net income (loss) before income taxes primarily because of non-deductible charges related to the inventory provision, the provision for non-cancelable purchase obligations, the Holographix acquisition and stock compensation expenses.

5. Goodwill and other intangible assets

Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. At March 31, 2001, goodwill and other intangibles assets were being amortized over periods ranging from three to five years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" ("FAS 121"), the Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render the intangibles not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the intangible assets are impaired. At March 31, 2001 no revision was made in the life of the intangibles and no provision for impairment was recorded.

6. Segment Information

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

7. Acquisition of Holographix

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

The total estimated purchase cost of Holographix is as follows (in thousands):

Value of securities issued ....................      $40,287
Assumption of Holographix options..............       55,783
                                                 ------------
                                                      96,070
Estimated transaction costs and expenses.......        3,077
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

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimated that a total investment of $2.7 million in research and development over the 18 months following the acquisition would be required to complete the IPRD. We have spent over $1.0 million in the nine month period ended March 31, 2001 on these projects. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

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

The acquired existing technology, which is comprised of products that are already technologically feasible, mainly includes holographic based laser scanning systems and the recording of custom holographic master gratings. Avanex is amortizing the acquired existing technology of approximately $2.4 million on a straight-line basis over an average estimated remaining useful life of 3 to 5 years.

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

The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of Holographix had occurred at the beginning of fiscal 2000 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 2000 or of results which may occur in the future. The pro forma 2000 results of operations combines the consolidated results of operations of the Company and Holographix, excluding the charge for acquired in-process research and development attributable to Holographix, for the nine months ended March 31, 2000.

(in thousands, except per share data)

                                                      Nine Months Ended
                                                             March 31,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------    ------------
Net Revenue....................................     $113,041         $22,396
Net loss attributable to common stockholders...      (74,805)        (81,460)
Loss per share.................................        (1.32)          (5.09)

8. Effect of New Accounting Statements

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

9. Subsequent Event

In April 2001, the Company announced measures to restructure the Company to better align expenses with revenue expectations. The Company has reduced its workforce by approximately 428 employees, which includes temporary employees, and it has booked a provision for excess facilities and assets. As a result, the Company expects to incur a restructuring charge of $18 to $24 million by the end of the fourth quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward-looking (i) the Company's expected restructuring charge for the quarter ended June 30, 2001, (ii) our future product mix, and (iii) other statements that are not based on historical facts, which can be identified by the use of such words as "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in "Risk Factors." These factors could cause actual results to differ materially from those predicted in any forward-looking statements and they include any accounting adjustments made during the close of the Company's quarter, general economic conditions, the pace of spending and the timing of economic recovery in the telecommunications industry (particularly the optical networks industry), the Company's inability to sufficiently anticipate market needs and develop products and product enhancements that achieve market acceptance, higher than anticipated expenses the Company may incur, or the inability to identify expenses which can be eliminated. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited financial statements and notes for the year ended June 30, 2000.

OVERVIEW

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to communication service providers and optical system manufacturers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

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

  We, like many of our peers in the communications equipment industry, have been affected by the slowdown in telecommunications equipment spending. Our revenues decreased from $47.9 million in the quarter ended December 31, 2000 to $30.3 million in the quarter ended March 31, 2001. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to weaken compared to prior years, putting downward pressure on margins and profits. We are focusing our efforts on reducing expenses and taking actions to reduce costs. See note 9 to the condensed consolidated financial statements. Based on our intent to implement additional actions to reduce costs in fiscal 2001, we are expecting to record restructuring charges in the fourth quarter in an amount between $18 and $24 million.

Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely.

Results of Operations

NET REVENUE

Net revenue for the quarter ended March 31, 2001 was $30.3 million, compared to $10.5 million for the quarter ended March 31, 2000. In the quarter ended March 31, 2001, we had three customers that each accounted for greater than 10% of net revenue, compared to one customer that accounted for greater than 10% of net revenue in the quarter ended March 31, 2000. Net revenues for the nine- month period ended March 31, 2001 were $113.0 million, compared with $21.4 million for the same nine-month period of fiscal 2000. The increases in net revenue for both the three-month period and the nine-month period in 2001 as compared to the comparable 2000 periods were primarily due to the increased demand for our products, as well as our ability to increase our production and shipments to meet the increased demand.

We currently derive our revenue primarily from the sale of three products, PowerFilter, PowerMux and PowerExchanger. To date, we have generated most of our revenues from sales of PowerFilter; however, for the quarter ended March 31, 2001, we generated the majority of our revenue from PowerMux.

COST OF REVENUE

Cost of revenue for the quarter ended March 31, 2001 was $39.8, compared to $6.8 million for the quarter ended March 31, 2000. Cost of revenue was in excess of revenue in the quarter ended March 31, 2001 due to a $21.6 million inventory provision. The provision was required due to an unexpected drop in current and future customer demand. $11.4 million of the provision relates to excess inventory on-hand and $10.2 million of the reserve relates to excess inventory that will result from non-cancelable purchase obligations. We do not expect to use the inventory that was reserved in the next 9 to 12 months. Cost of revenues for the nine-month period ended March 31, 2001 were $84.3 million, compared with $15.0 million for the same nine-month period of fiscal 2000. The increase in cost of revenue is primarily related to the increase in net revenue, as well as the inventory provision, headcount increases in our manufacturing overhead and quality organizations, warranty and other period costs. Our gross margin percentage decreased from the prior nine-month period from 30.0% to 25.4%, primarily due to the inventory provision. Our gross margins are and will be primarily affected by changes in manufacturing volume, mix of products sold, changes in our pricing policies and those of our competitors, and mix of sales channels through which our products are sold. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $11.1 million for the quarter ended March 31, 2001, an increase of $6.1 million over the comparable quarter of fiscal 2000, and were $29.9 million in the nine months ended March 31, 2001, an increase of $21.9 million over the comparable period of 2000. The increase in both the three-month and nine-month periods ended March 31, 2001 as compared to the comparable fiscal 2000 periods was primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for our new products and cost of other development projects. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, non-recurring engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $4.1 million for the quarter ended March 31, 2001, an increase of $2.0 million over the comparable quarter of fiscal 2000, and were $12.8 million in the nine months ended March 31, 2001, an increase of $9.1 million over the comparable period of 2000. The increase was primarily attributable to an increase in personnel expenses for sales and marketing staff, increased expenses related to customer support, increased sales commissions associated with higher net revenue and increased promotional and product marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled $3.3 million for the quarter ended March 31, 2001, an increase of $1.8 million over the comparable quarter of fiscal 2000, and were $10.0 million in the nine months ended March 31, 2001, an increase of $6.4 million over the comparable period of 2000. The increase was primarily attributable to increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses.

STOCK COMPENSATION

Stock compensation expense totaled $10.6 million for the quarter ended March 31, 2001, an increase of $2.0 million over the comparable quarter of fiscal 2000, and were $44.5 million in the nine months ended March 31, 2001, an increase of $20.2 million over the comparable period of 2000. From inception through March 31, 2001, we have expensed a total of $79.7 million of stock compensation, leaving an unamortized balance of $45.9 million on our March 31, 2001 unaudited condensed consolidated balance sheet. This increase was partially due to the granting of stock options and stock purchase rights to additional employees and consultants. Additionally, the increase was due to amortization of deferred stock compensation recognized for the intrinsic value of the unvested Avanex options granted to Holographix employees. The deferred stock compensation was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

For the nine-months ended March 31, 2001, the Company recorded $4.7 million of acquired in-process research and development resulting from the acquisition of Holographix. See Note 7 of Notes to Condensed Consolidated Financial Statements. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

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

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimated that a total investment of $2.7 million in research and development over the 18 months, from the date of acquisition, would be required to complete the IPRD. To date, we have spent over $1.0 million. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

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

AMORTIZATION OF INTANGIBLES

For the quarter ended and the nine-months ended March 31, 2001, amortization of intangibles was $2.6 million and $7.0 million, respectively. This expense is due to the amortization of goodwill and other intangible assets recorded in connection with our acquisition of Holographix, which was accounted for as purchase, and closed on July 25, 2000. The assets are being amortized over their estimated remaining useful life of 5 years.

Our amortization of intangibles will continue to generate net losses for the foreseeable future. Amortization of intangibles could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

OTHER INCOME, NET

Other income, net consists primarily of interest on our cash investments offset somewhat by interest expense related to our financing obligations. Other income, net was $3.6 million in the quarter ended March 31, 2001 and $2.0 million in the comparable quarter in fiscal 2000, and was $10.5 million in the nine months ended March 31, 2001, and $1.9 million for the comparable period of 2000. The increase in other income, net was attributable primarily to the net proceeds from the issuance of common stock principally through our initial public offering, which was partially offset by interest charges on additional capital lease obligations and bank debt.

STOCK ACCRETION

Stock accretion decreased to zero for the three and nine months ended March 31, 2001, from $17.7 million and $37.7 million for the three and nine months ended March 31, 2000. Of the charges incurred in fiscal 2000, $20.0 million was recorded in connection with the issuance, in September and October 1999, of 5,230,645 shares of Series D preferred stock at $3.83 per share in order to accrete the value of the preferred stock to its deemed fair value. A $17.7 million charge was incurred in February 2000, in connection with the sale of 769,230 shares of common stock to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of MCI WorldCom, Inc., for $13.00 per share. The charge is equal to the difference between the actual price of stock sold in the initial public offering and $13, multiplied by the number of shares issued.

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

As of March 31, 2001, we had cash and cash equivalents and short-term investments of $213.8 million and long-term investment holdings of $13.2 million.

Cash used in operating activities was $3.2 million in the nine months ended March 31, 2001, compared to $10.4 million of cash used in operating activities for the comparative period of fiscal 2000. Our use of cash in operations was primarily the result of our operating loss and increases in accounts receivable and inventory. Offsetting this use of cash was our increase in accounts payable, and increases in other accrued expenses and deferred revenue. Our use of cash was partially offset by non-cash charges related to the provision for excess inventory, non-cancelable purchase obligations, depreciation and amortization, stock compensation expense, amortization of intangibles, and in-process research and development.

Cash generated by investing activities was $3.4 million in the nine months ended March 31, 2001, primarily from the maturity of investment securities, net of purchases. Offsetting this was $3.1 million of cash used for the acquisition of Holographix and $22.2 million used for investments in production equipment, research and development equipment, computers and facilities. Net cash used in investing activities was $249.0 million for the comparable period of fiscal 2000, principally for the net purchase activity of short and long term investments and the acquisition of property and equipment.

Net cash generated from financing activities was $14.2 million in the nine months ended March 31, 2001, primarily from the proceeds from short and long term debt and from the proceeds from the issuance of common stock. Offsetting the cash proceeds were payments on debt and capital lease obligations and payments of debt acquired in the Holographix acquisition. Net cash provided by financing activities was $262.4 million in the comparable period of fiscal 2000, primarily from the proceeds from the initial public offering that closed in February 2000, sales of common stock to Microsoft Corporation and MCI WorldCom Venture Fund, sales of redeemable, convertible preferred stock, and borrowings under revolving lines of credit.

We financed capital purchases through cash, leases or equipment credit lines. We had capitalized lease obligations outstanding of $18.3 million at March 31, 2001 and $3.0 million at March 31, 2000. In July 2000, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $10 million. In February 2001, the line was increased to $20 million. The revolving credit agreement terminates July 10, 2001, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

In connection with our expansion into a new manufacturing facility adjacent to our headquarters in Fremont, California we have spent approximately $28.5 million for equipment and leasehold improvements, beginning in the fourth quarter of fiscal 2000, through the quarter ended March 31, 2001. We moved our main production into this building in July 2000.

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

On July 25, 2000, the Company completed its acquisition of Holographix, in a transaction accounted for using the purchase method of accounting. The Company issued 501,880 Avanex common shares and 710,047 Avanex stock options for substantially all of the assets and liabilities of Holographix as of July 25, 2000. The total estimated purchase cost of Holographix is as follows (in thousands):

Value of securities issued ....................      $40,287
Assumption of Holographix options..............       55,783
                                                 ------------
                                                      96,070
Estimated transaction costs and expenses.......        3,077
                                                 ------------
                                                     $99,147
                                                 ============

We recorded a non-cash charge for acquired in-process research and development in the quarter ended March 31, 2001 estimated at $4.7 million.

Recently Issued Accounting Pronouncements

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

Risk Factors

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

Although we were profitable on a pro forma basis (excluding the impact of the in-process research and development write-off, amortization of deferred stock compensation, amortization of intangibles, and stock accretion) for the quarters ended September 30, 2000 and December 31, 2000, we were not profitable on a pro forma basis for the quarter ended March 31, 2001. In addition, we have never been profitable on the basis of generally accepted accounting principals ("GAAP"). On a GAAP basis, as of March 31, 2001, we had an accumulated deficit of $159.8 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended March 31, 2001, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow.

On a GAAP basis, we have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

PERIOD	OPERATING LOSS
Nine months ended March 31, 2001	$(80,268,000)
Fiscal year ended June 30, 2000	$(44,356,000)
Fiscal year ended June 30, 1999	$(9,250,000)
From October 24, 1997 (inception) to June 30, 1998	$(1,133,000)

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we began implementation of a cost containment program during the quarter ended March 31, 2001, we still have a large amount of fixed expenses, and we expect to continue to incur significant manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability on a GAAP or proforma basis . Although our net revenue has grown from $10.5 million in the quarter ended March 31, 2000 to $30.3 million in the quarter ended March 31, 2001, our revenues decreased from $47.9 million in the quarter ended December 31, 2000. The decrease in revenue from the quarter ended December 31, 2000 demonstrates that we cannot be certain that our revenues will continue to grow or that we will ever maintain sufficient revenue levels to achieve profitability on a GAAP or on a pro forma basis. We will need to generate significant revenue growth to again achieve pro forma profitability and positive operating cash flow.

OUR REVENUES AND OPERATING RESULTS ARE VOLATILE, AND AN UNANTICIPATED DECLINE IN REVENUE MAY DISPROPORTIONATELY AFFECT OUR NET INCOME OR LOSS IN A QUARTER.

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include, without limitation, the following:

  Fluctuations in demand for and sales of our products, which will depend on, among other things, the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace and the general level of equipment spending in the telecommunications industry;
  Cancellations of orders and shipment rescheduling;
  Changes in customers' requirements in general as well as those specific to product specifications;
  Satisfaction of contractual customer acceptance criteria and related revenue recognition issues;
  Our ability to continue to provide appropriate manufacturing capacity commensurate with the current demand levels for our products at our facilities in Fremont, California;

  Our ability to manage outsourced manufacturing, in which we have no previous experience;
  The ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products, in the quantity and of the quality we require;
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
  Our ability to continue to attract and retain qualified, competent and experience professional employees;
  Our ability to continue production operations in areas that are subject to irregular and increasing power disruptions;
  Our ability to introduce effective automation into our production process;
  Our ability to obtain the necessary basic services for our facilities, such as electricity, and the timing of any loss of these basic services, which halts our operations; and
  Economic conditions in general as well as those specific to the communications and related industries.

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. New product introductions can result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. In addition, there may be significant costs relating to the introduction of new products into volume manufacturing. If growth in our revenues does not outpace the increase in our expenses, our results of operations could be seriously harmed.

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

MARKET CONDITIONS IN THE TELECOMMUNICATIONS MARKET MAY SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We sell our products primarily to a few large customers in the telecommunications market for use in infrastructure projects. Customers in the telecommunications market have recently been reducing their spending for infrastructure projects. The current economic downturn may lead to continued reductions in such infrastructure spending, and our customers may significantly reduce their orders for our products. In addition, because we rely on a high percentage of our sales from only a few customers, any reductions in spending on our products by our current customers, or unwillingness to purchase our products by future customers, could significantly harm our financial position and results of operations. For example, declining orders from WorldCom contributed to our quarterly revenue decline from the December 31, 2000 quarter to the March 31, 2001 quarter. Reduced infrastructure spending could also lead to increased price competition. If our customers and potential customers continue to reduce their infrastructure spending, we may fall short of our revenue expectations for future quarters or the fiscal year.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We are an early-stage company in the emerging photonic processor market. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the photonic processor market, and our business in particular, are unproven. We began shipping our PowerFilter and PowerMux products to customers for evaluation in April 1999. Volume shipments of PowerFilter did not commence until the quarter ended December 31, 1999; while volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerShaper product for beta testing purposes in the quarter ended March 31, 2000, and we only began shipping our PowerExpress product for beta testing purposes in the quarter ended December 31, 2000. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

OUR CUSTOMERS ARE NOT OBLIGATED TO BUY MATERIAL AMOUNTS OF OUR PRODUCTS AND MAY CANCEL OR DEFER PURCHASES ON SHORT NOTICE.

Our customers typically purchase our products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty. While we have executed a long-term contract with one of our customers and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate the customers to buy material amounts of our products, and are subject to cancellation or a slow down on delivery with little or no advance notice and little or no penalty. We also may enter into long-term contracts that do not guarantee orders, and may impose harsher terms and conditions on sales than previously received from that customer in purchase orders. Further, certain of our customers have a tendency to purchase our products near the end of our fiscal quarter. A cancellation or delay of such an order may therefore cause us to fail to achieve that quarter's financial and operating goals. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them.

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS, WHICH COULD CAUSE US TO LOSE ORDERS OR CUSTOMERS AND RESULT IN LOWER REVENUES.

We currently use a rolling 9-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to our outsourced manufacturers, and we use them internally as well. It is very important that we accurately predict both the demand for our products and the lead time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, we, and our third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our requirements, we could have excess inventory of parts as well as over-capitalized manufacturing facilities. For example, the inventory provision booked in the quarter ended March 31, 2001 is a result of our inability to forecast the sudden decrease in demand for our products. The provision consists of $11.4 million reserve against current inventory and a $10.2 million accrual for non-cancelable purchase commitments. We also may experience shortages of components from time to time, which also could delay the manufacturing of our products and could cause us to lose orders or customers.

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

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS MAY RESULT IN PRODUCT DELIVERY DELAYS AND MAY HAVE AN ADVERSE AFFECT ON OUR OPERATIONS.

We rely on a small number of outsourced manufacturers to manufacture our subcomponents, and possibly our products in the future. The qualification of these manufacturers is an expensive and time-consuming process, and these outsourced manufacturers build optical components for other companies, including our competitors. In addition, we do not have contracts in place with many of these manufacturers. We have very limited experience in working with third party manufacturers and we may not be able to effectively manage our relationships with our manufacturers. We cannot be certain that they will be able to fill our orders in a timely manner. If we cannot effectively manage these manufacturers or they fail to deliver components in a timely manner, we could experience significant delays in shipping our product. Product delays may have an adverse effect on our business and results of operations.

Our outsourced manufacturers have a limited history of manufacturing optical subcomponents and have no history of manufacturing our products on a turn-key basis. Any interruption in the operations of these outsourced manufacturers could harm our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers. In addition, the products and subcomponents that these outsourced manufacturers build for us may be insufficient in quality or in quantity to meet our needs. The inability of our outsourced manufacturers to provide us with adequate supplies of high-quality products and subcomponents in the future could cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and could seriously harm our business.

To successfully meet our overall production goals, we will also have to coordinate effectively our operations in California with those of our outsourced manufacturers in China. We have very limited experience in coordinating and managing production operations that are located on different continents or in the transfer of manufacturing operations from one facility to another. The geographic distance between our headquarters in California and outsourced manufacturers' manufacturing facilities in China will make it difficult for us to manage the relationship and oversee operations there to assure product quality and timely delivery. Our failure to successfully coordinate and manage multiple sites or to transfer our manufacturing operations could seriously harm our overall production.

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

In addition, our outsourced manufacturers may begin to integrate these subcomponents for us to produce turn-key products for us, which will add to the complexity and difficulty of obtaining sufficient quantities of these products at acceptable quality from these outsourced manufacturers. Any failure of these outsourced manufacturers to timely produce turn-key products for us in the quantities and quality needed will seriously harm our business.

UNDER OUR LICENSE AGREEMENT WITH CMI, CMI CAN MANUFACTURE AND SELL OPTICAL SUBCOMPONENTS BASED ON OUR TECHNOLOGY TO OUR POTENTIAL COMPETITORS, WHICH COULD HARM OUR MARKET POSITION IN THE FUTURE.

Under the agreement with CMI, we have granted licenses to CMI to make in China and the United States, and to use and sell worldwide, certain licensed subcomponents. We also granted them a license to use some of our technical information and manufacturing process know-how in China and the United States. These licenses are exclusive in China and non-exclusive elsewhere. As a result, CMI can manufacture and sell certain optical subcomponents based on our technology to third parties, including our potential competitors. Furthermore, unless the license is terminated, we cannot use additional manufacturers to produce these subcomponents in China, which means that we cannot use any other outsourced manufacturers in China for these subcomponents. We are currently considering entering into agreements with outsourced manufacturers, other than CMI, in China. Our ability to make use of these outsourced manufacturers may depend upon our ability to terminate, or modify, our agreement with CMI, which we may not be able to do on terms favorable to us.

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL CONTROLS, REPORTING SYSTEMS AND PROCEDURES, OUR BUSINESS MAY NOT SUCCEED.

. We have grown from revenue of $510,000 in the fiscal year ended June 30, 1999, $40.7 million in the fiscal year ended June 30, 2000, to $113.0 million in the nine month period ended March 31, 2001. We had 251 employees as of March 31, 2000, and at March 31, 2001, we had almost 1,200 employees, including temporary employees. However, in April 2001, we had a reduction-in-force which reduced our employees by approximately 428 people, including temporary employees. We currently operate facilities in Fremont, California and in Richardson, Texas, and CMI manufactures subcomponents for us in China. We also have a sales office with a regional sales manager in Newtown, Pennsylvania. In addition, we acquired substantially all of the assets and certain liabilities of Holographix Inc., a Delaware corporation located in Hudson, Massachusetts. As of March 31, 2001, this unit had eight full-time and two part-time employees. The rapidly changing number of employees and volatile quarterly revenue, combined with the challenges of managing geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to manage our work force worldwide. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

IF WE DO NOT REDUCE COSTS, INTRODUCE NEW PRODUCTS OR INCREASE SALES VOLUME, OUR GROSS MARGIN MAY DECLINE.

We anticipate that the average selling prices of our products will decrease and fluctuate in the future due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. We have begun to experience some erosion in the average selling prices of our products, and we expect more significant price erosion in the future. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations.

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

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

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

As of March 31, 2001, we had almost 1,200 employees, including temporary employees.. In April 2001, we had a reduction-in- force which eliminated about 428 positions, including temporary positions. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Our planned growth will place a significant demand on our management and operational resources. Many of the members of our management team have only been with us for a relatively short period of time. For example, our Chief Executive Officer joined us in March 1999, and six out of our ten current executive officers have joined us since then. Our President joined us in September, 2000. Failure of the new management team to work effectively together could seriously harm our business.

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

We purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Hoya USA, Inc., CMI, Sumitomo Corporation of America, Casix, Inc., Browave Corporation, Agilent Technologies, and New Focus, Inc. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers, and we typically purchase our components and equipment through purchase orders. We have experienced shortages and delays in obtaining components and equipment in the past, which adversely impacted delivery of our products, and we may fail to obtain these supplies in a timely manner in the future. Any interruption or delay in the supply of any of these components or equipment, or the inability to obtain these components or equipment from alternate sources at acceptable prices, at acceptable quality and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Lead times for components and equipment vary significantly and depend on numerous factors at any given time, including the specific supplier, specifications for the component or item of equipment, the size of the order, contract terms and market demand for a component or item of equipment. For substantial increases in production levels, suppliers may need longer-than-normal lead times and some may need at least nine months.

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

Because lead times for materials, components and equipment used in the assembly of our products are long and vary significantly, we may have excess or inadequate inventory of some materials, components and equipment if orders do not match forecasts. For example, in the quarter ended March 31, 2001, we booked a $21.6 million inventory provision, consisting of a $11.4 million reserve against current inventory and a $10.2 million accrual for non-cancelable purchase obligations. Furthermore, if we change suppliers, our customers may require that our products be re-qualified by them, which is time consuming and expensive.

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

OUR FACILITIES ARE VULNERABLE TO DAMAGE FROM EARTHQUAKES AND OTHER NATURAL DISASTERS.

Our assembly facilities are located on or near known earthquake fault zones and are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster occurs, our ability to assemble, test and ship our products would be seriously, if not completely, impaired, which would seriously harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against fires, floods and general business interruptions will be adequate to cover our losses in any particular case.

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

We introduced our PowerExpress product, which is currently in beta testing stage, during the quarter ended March 31, 2001. Our PowerExpress product is the first product offered by us that incorporates firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components require that we comply with additional regulations, both domestically and abroad, including without limitation, environmental compliance, power consumption, electrical emission regulations and other regulations known as homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

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

We currently offer four products, PowerFilter, PowerExpress Metro, PowerExchanger and PowerMux. Sales of our PowerFilter and PowerMux account for substantially all of our revenues. We will continue to substantially depend on PowerFilter and PowerMux for our near-term revenue. Although we have begun to sell our PowerShaper and PowerExpress products for beta testing, sales of these products to date have not represented a significant portion of our revenue. Our customers who have purchased PowerShaper and PowerExpress products from us to date may not choose to purchase any additional products for commercial use. Declines in the price of, or demand for, our PowerFilter or PowerMux products, or their failure to achieve broad market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our PowerShaper and PowerExpress products and other future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and may decline, and our business will be seriously harmed.

OUR INABILITY TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD PREVENT US FROM INCREASING REVENUE.

The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers that have designed our new products into their system could instead purchase products from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs in attempting to complete delayed new products or to fix defective products. We cannot be certain that we will successfully develop and market these types of products and product enhancements. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. In particular, we anticipate that our PowerMux product, which incorporates our PowerFilter product and additional functionality, will replace our PowerFilter product in most applications. We must continue to develop state-of-the-art products and introduce them in the commercial market quickly in order to be successful. We introduced our PowerShaper product, which is currently in the beta testing stage, during the quarter ended March 31, 2000, and we introduced our PowerExpress product, which is currently in beta testing stage, during the quarter ended March 31, 2001. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerMux, PowerShaper, PowerExpress or our other future products to achieve market acceptance could significantly harm our business.

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

WE EXPECT COMPETITION TO INCREASE.

Some companies in the optical systems and component industry may compete with us in the future, including Lucent Technologies, Nortel Networks, Alcatel, Fujitsu, JDS Uniphase, Oplink Communications, New Focus, Inc., Wavesplitter and Chorum Technologies, and some compete with us now using different technologies. Some of these are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our competitors and potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings than our company. These companies can use their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result, these potential customers may not consider purchasing our products.

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

AS OUR COMPETITORS CONSOLIDATE, THEY MAY OFFER PRODUCTS OR PRICING WHICH WE CANNOT MEET, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

Consolidation in the fiber optic component industry could intensify the competitive pressures that we face. For example, three of our competitors, JDS Fitel, Uniphase and E-Tek Dynamics, Inc. have merged. This merged company has announced its intention to offer more integrated products that could make our products less competitive, and it has since acquired SDL, Inc. Our customers may prefer to purchase products from certain of our competitors who offer broader product lines, which would negatively affect our sales and operating results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, ONE OR MORE OF THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

Our customer base is limited and highly concentrated. Four customers accounted for an aggregate of 88% of our net revenue in the quarter ended March 31, 2001. Fujitsu accounted approximately 51% of our net revenue in the quarter ending March 31, 2001. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers.

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
  Changes in market valuations or financial results of Telecommunications-related companies;
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
  Future sales of our common stock; and
  Volume fluctuations, which are particularly common among highly volatile securities of Telecommunications-related companies.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although as of March 31, 2001, we had 17 U.S. patents issued or allowed and 1 foreign patent issued, we cannot assure you that the remaining 65 U.S. patent applications and 21 foreign patent applications that we have filed as of March 31, 2001 and have not been approved will be approved. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property is held has trade secrets, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

As of March 31, 2001, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 20% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long- term securities held by the Company as of March 31, 2001 (in thousands).

                              -------------------------------------------------
                                                              TOTAL     FAIR
                                                             AMORTIZED MARKET
                                    2001           2002        COST     VALUE
                              --------------  ------------- -------------------
Held-to-maturity securities..       108,332         13,227    121,559  122,169
Average interest rate........           6.7%           6.0%

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

Of the net proceeds, as of March 31, 2001, we have used approximately $35.9 million for general corporate purposes, including working capital and capital expenditures. Approximately $3.7 million of the proceeds were used to repay debt and capital lease obligations. Additionally, approximately $4.7 million of the proceeds were used during the acquisition of Holographix Inc.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

None.

(b) Reports on Form 8-K:

Report on Form 8-K as filed on March 20, 2001 reports the promotion of Dr. Charles X. Mao to Senior Vice President, Sales and Marketing and reports the resignation of Peter Maguire, former Vice President of Worldwide Sales.

Report on Form 8-K as filed on April 13, 2001 reports preliminary financial results for the third quarter ended March 31, 2001.

Report on Form 8-K as filed on April 26, 2001 reports the third quarter earnings press release for the quarter ended March 31, 2001 and reports that Paul Engle, President and Chief Operating Officer, would become Chief Executive Officer (CEO) of the company and Walter Alessandrini will retire as CEO, effective July 1, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION

/s/ Jessy Chao

Jessy Chao

Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Dated: May 15, 2001

EXHIBIT INDEX

None.