Form 10-K
period 2001-06-30
AVANEX CORP
filed 2001-09-17
CIK 1056794

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(Mark One)

   [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 2001

                                      OR

   [_]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-29175

                               -----------------

                              AVANEX CORPORATION
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                 94-3285348
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. Employer
                    organization)          Identification No.)

                           409l9 Encyclopedia Circle
                           Fremont, California 94538
                                (510) 897-4188
(Address, including zip code, and telephone number, including area code, of principal executive offices)

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $296,348,171 as of Friday, August 31, 2001, based upon the closing price on the Nasdaq National Market reported for such date. 66,422,843 shares of the Registrant's Common Stock, $.001 par value, were outstanding as of September 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement which will be filed with the Commission pursuant to Section 14(a) in connection with the 2001 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Report.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              AVANEX CORPORATION

                                   FORM 10-K

                           Year Ended June 30, 2001

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                             PART I

Item  1:  Business..............................................................................   1

Item  2.  Properties............................................................................  30

Item  3.  Legal Proceedings.....................................................................  31

Item  4.  Submission of Matters to a Vote of Security Holders...................................  31

                                            PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.................  32

Item  6.  Selected Financial Data...............................................................  33

Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  33

Item  7A. Quantitative and Qualitative Disclosures About Market Risk............................  45

Item  8.  Financial Statements and Supplementary Data...........................................  46

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.  69

                                            PART III

Item 10.  Directors and Executive Officers of the Registrant....................................  70

Item 11.  Executive Compensation................................................................  70

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  70

Item 13.  Certain Relationships and Related Transactions........................................  70

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  70

Schedule II--AVANEX Corporation Valuation and Qualifying Accounts...............................  70

Signatures......................................................................................  74

                                   EXHIBITS

  3.2 Amended and Restated Bylaws

  4.2 Preferred Stock Rights Agreement, dates as of July 26, 2001, between the Registrant and the EquiServe
      Trust Company, N.A.

10.38 Third Amendment to Amended and Restated Revolving Credit and Security Agreement dated July 19,
      2001 between the Registrant and Comerica Bank--California

 21.1 List of subsidiaries of the Registrant

 23.1 Consent of Ernst & Young LLP, Independent Auditors

                                    PART I

Item 1: Business

Overview

   Avanex Corporation is a leading global provider of cost-effective, high-performance photonic processing solutions that enable optical communications networks to achieve next-generation performance.

   We were incorporated in October 1997 as a California corporation, and in January 2000, were reincorporated as a Delaware corporation. As of September 1, 2001, we had 433 employees.

   We are headquartered in Fremont, California. In addition to our facilities in Fremont, we also maintain a dedicated facility, The Photonics Center(TM), in Richardson, Texas for customer-oriented optical network design, network modeling, network testing, and application engineering. Additionally, we maintain in Hudson, Massachusetts, the Hudson Development Center which specializes in the design and production of holographic diffraction gratings and related technology for use in our product offerings.

   Our photonic processing solutions are used by fiber optic transmission systems providers and their network carrier customers to enhance system performance and increase network speed and efficiency.

   Communications network carriers are deploying fiber optic transmission systems to improve the networks' ability to transmit and manage the high volume of voice, video and data traffic generated by the growth of the Internet. Our photonic processing technologies are designed to increase the performance of these optical transmission systems.

   Fundamentally, photonic processing technologies increase the speed and capacity of fiber optic networks. More specifically, they directly increase the number of wavelengths of light that can travel on optical networks, and they extend the distance an optical signal can travel without electrical regeneration, which adds expense and complexity to network transmission systems.

   Unlike optical system components, photonic processing solutions from Avanex perform optical signal processing and influence systems architecture. The company's photonic processor solutions are micro-optics based devices, modules or sub-systems with built-in optical processing algorithms.

   We are currently providing photonic processing solutions of five product families: PowerFilter(TM) wavelength separators, PowerMux(TM) wavelength channel processors, PowerExchanger(TM) wavelength processors, PowerExpress(TM) wavelength processors, and PowerShaper(TM) dispersion management processors.

   The PowerFilter(TM) was Avanex's initial product and provided the majority of our early revenue. Shipments of our PowerMux(TM) product family, which incorporates our PowerFilter(TM) and adds functionality, began in March 2000 and are now the primary source for revenue to the company.

   The PowerMux(TM) has begun to replace the PowerFilter(TM) in most DWDM (dense wavelength division multiplexing) applications. Further, we expect increased market acceptance and revenue generation from shipments of our recently introduced next generation PowerExchanger(TM) and PowerExpress(TM) solutions.

   The PowerShaper(TM) Dispersion Management Processor is expected to begin commercial shipments during the later part of fiscal 2002. Additional new photonic processing solutions under development include the PowerMux(TM) NxG and the PowerExpress(TM) Raman Amplifier.

   During the fiscal year ended June 30, 2001, major customers for Avanex photonic processors included Alcatel, Cisco Systems, Inc., Cogent
Communications, Fujitsu Limited, Nortel Networks Corporation, Sorrento Networks Corp. (Osicom), and WorldCom, Inc.

   Avanex experienced rapid revenue growth during the past fiscal year, with revenue in fiscal 2001 equaling $131 million, compared with $41 million in fiscal 2000. This growth was impacted negatively over the last two quarters of fiscal 2001 by the substantial downturn in capital spending in the telecommunications industry.

   Our headquarters and manufacturing facility is located in Fremont, California, and occupies 145,000 square feet. In addition, The Photonics Center(TM), which was moved to a new location in Richardson, Texas in fiscal 2001, occupies 22,000 square feet. The Photonics Center(TM) is a customer demonstration and training center and product development center that houses our own, dedicated 3,000-kilometer simulated optical network.

   On July 25, 2000, we acquired substantially all of the assets and certain liabilities of Holographix, Inc. of Hudson, Massachusetts, a developer and manufacturer of holographic diffraction gratings that are a key element of our next generation PowerMux(TM) (PowerMux NxG(TM)) line of photonic processing solutions.

   We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Mitsubishi Corporation, Wave Precision, Inc., REO, Inc., VLOC, Inc., Ericsson Corporation, Browave Corporation, Foxconn Optical Technology and Agilent Technologies Inc. These key components include filters, lenses, specialty glass, and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders.

   We also currently outsource the production of certain limited subcomponents to two third-party contract manufacturers based in Asia. It is the company's intent to use outsourced manufacturing to an increasing degree with commercial volume products, while retaining key integration processes, prototype development and pilot run operations in our Fremont and Richardson facilities.

Industry

   A rapid increase in bandwidth demand has overwhelmed the traditional, legacy global communications infrastructure. The proliferation of the Internet, broadband systems, and high-bandwidth applications, including the concurrent demand for voice, video and data transmission, has significantly increased network traffic.

   Data transmissions are characterized by large, relatively short-duration bursts of traffic followed by relatively long periods of silence. Furthermore, data traffic is asymmetrical and occurs among multiple geographic locations. Video transmissions are characterized by highly vacillating data bursts that require a high degree of transmission capability and clarity. The imbedded infrastructure was built to accommodate voice traffic. It is unable to adequately or efficiently handle the complex demands of concurrent voice, video and data transmission. Its circuit-switched, symmetrical, dedicated point-to-point design is sufficient only for low bit-rate, low data-rate transmissions among fixed geographic locations.

   A reinvention of the global communications infrastructure is underway. Responding to growing bandwidth demand, service providers are deploying new or upgraded networks. In addition to advances in switching technology that overcome the limitations of circuit-switched networks, service providers are upgrading the transport medium from copper-based electrical transmission to fiber-based optical transmission. Because of its inherent superiority in capacity, signal quality, and transmission speed, optical transmission has become the intended medium of voice, video and data communication.

   Paradoxically, the increase in performance of communications networks attracts new users, more applications, and an even greater demand for bandwidth. This results in a business environment in which network improvements are continuously matched by increasing bandwidth demand of newly enabled applications and services.

   Optical transmission technology transfers voice and data in the form of light pulses along optical fibers. Optical systems convert electrical signals into specific wavelengths of laser-generated light. The light pulses transmit through glass fibers, which are bundled to create fiber optic cable. Beyond lasers, many other optical components and subsystems work to generate, clean, amplify, isolate, channel, or otherwise enhance the signal.

   Meeting the demand for bandwidth by deploying additional fiber optic cable is both costly and complicated. When deployed in metropolitan areas, especially, the costs associated with laying underground cable and purchasing rights of way increase significantly.

   Therefore, additional enhancements to the communications infrastructure have been developed, including dense wavelength division multiplexing, or DWDM, to greatly increase the capacity of the existing fiber optic infrastructure. DWDM obviates the need to deploy additional fiber optic cable. It allows numerous light signals, or wavelength channels, to travel down a single optical fiber as a composite optical signal.

   While optical transmission technology offers tremendous promise, it also faces challenges. As data-carrying light travels over long fiber distances, it begins to lose definition and intensity. One solution is periodic electrical regeneration, in which the signal is converted from optical to electrical, boosted and converted back to optical for continued transmission. Electrical regeneration, however, is costly and adds complexity to network operations.

   At a more fundamental level, today's networks are being managed within the constraints of the traditional, circuit-switched architecture. We believe a transition to a next-generation optical architecture relying on increasing the number of available light wavelengths must occur as the only effective solution to meet the increasing bandwidth demand.

  Technological challenges of the transition to an all-optical network

   The advent of all-optical networks is widely believed to be the solution to increasing the ability to transmit voice, data and video across the Internet quickly, efficiently and cost-effectively. The technical challenges to achieving an all-optical network encompass the following requirements:

  .  solutions that integrate effectively with existing deployments;

  . bandwidth that is virtually unlimited, with clear transmission of signals across long distances;

  . the ability to simply and economically pick-up or drop-off specific messages along a network route.

  High cost and under-utilization of available bandwidth

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

   Additionally, DWDM technology currently offered by the majority of our competitors requires that wavelength channels be transmitted with a large space between each channel. Therefore, as depicted in the following diagram, bandwidth is under-utilized because wavelength channels are not densely packed.

                                    [Graphic]



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

   Chromatic Dispersion. Chromatic dispersion occurs because different wavelengths of optical signals transmitted over a single optical fiber travel at different velocities. Because these wavelengths travel at different velocities, the resulting wavelength delays distort the signal quality. This signal distortion traditionally can only be avoided by spacing the individual optical signals far apart and by regenerating the signal after it has traveled a short distance.

   Attenuation. As optical signals travel over fiber, the signals degenerate and are eventually lost because of a phenomenon known as attenuation. As communications service providers attempt to send signals over even longer distances, the attenuation worsens, and the signal requires regeneration.

   Adding or Dropping of Data. As multiple optical signals (composite signals) are transmitted across the network, it is often necessary to have some data dropped off or added at a given location. This process is known as add/drop multiplexing and is required because composite optical signals contain data with different geographic destinations. In order to remove data from or add data to a composite optical signal using conventional technology, that signal must be converted to an electrical signal and then reconverted back to a composite optical signal, even if that signal does not otherwise require regeneration at that location. Opto-electrical conversion currently occurs at multiple points in the network, and in different types of network equipment. This process is costly for the following reasons:

  . The equipment is specific to a particular bit rate, protocol and signal format and therefore is neither scalable nor flexible enough to handle other transmission speeds, protocols or signal formats;

  .  It requires expensive equipment throughout the network;

  .  The equipment occupies valuable space;

  . The equipment consumes significant electrical power and generates excess heat.

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

   Despite the advances in optical technology, several challenges still exist that prevent the widespread deployment of existing optical solutions. As a result of these limitations, the current network is a patchwork of various solutions placed throughout the network operating on multiple protocols over multiple layers on both optical and electrical signals.

   We believe that these challenges create a significant market opportunity for developers of fiber-optic solutions.

The Avanex Solution

   Avanex designs, manufactures and markets optical communications solutions based on our photonic processing technologies. Avanex's photonic processors are designed to deliver the "Wavelengths in Abundance"(TM) required to overcome limitations in today's network architectures and to improve the networks' speed, carrying capacity and efficiency. Avanex's photonic processors also are designed for scalability, reduced complexity and lower cost as compared with current alternatives, and feature miniaturized packaging to save valuable central office space.

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

   Our solutions provide the following key benefits:

      Optimize Optical Network Performance. Our photonic processors are designed to maximize the capacity of optical fiber and the efficiency and reliability of optical transmission. Our photonic processors are designed to significantly increase the number of data-carrying fiber-optic wavelengths by employing smaller spacing between wavelength channels. They also are designed to enable higher bit rates than currently available solutions. Avanex photonic processors also enable variable chromatic dispersion compensation, which minimizes fiber optic transmission errors and directly increases the distance an optical signal can travel before requiring electrical regeneration.

      Provide a Flexible and Scalable Solution. Applying our expertise in networking design, we have developed solutions that are flexible, modular and designed to be easily deployed into existing and future networks. Our solution is scalable because our photonic processors are designed to enable easy upgrading of an optical system to a higher number of channels. Our photonic processors provide functionality that accommodates existing protocols, including synchronous optical networks, or SONET, Internet protocol, or IP and asynchronous transfer mode, or ATM. Our photonic processors are designed to meet the demands placed on today's network.

      Provide a Cost-Effective Optical Transport Solution. Our solutions are designed to enable the transition to the next-generation, all-optical network without the large capital investments or complex system design challenges typically encountered in network deployment. Through our micro-optic packaging, or miniaturization and integration, or the combination of multiple optical components in a single package, our customers can use our products to optimize the utilization of limited networking equipment space. Our photonic processors also reduce the need for expensive opto-electrical conversion at numerous points along the transmission path. In addition, our products are designed to be used within the existing communications infrastructure as well as in the next-generation, all-optical network, which protects existing infrastructure investments and facilitates network development efforts.

      Facilitate the Deployment of Next-Generation Services and Applications. Our solutions bring processing capabilities to the transport layer of the network. We believe these capabilities will enable our customers to offer a new set of services and applications, including video-on-demand, voice over Internet, virtual private network, or VPN and business-to-business, or B2B e-commerce. These new offerings could provide our customers with potential new revenue streams and opportunities for further competitive differentiation.

The Avanex Strategy

   Our objective is to be the leading provider of innovative, fiber optic-based solutions that enable our customers to deploy and optimize fiber optic networks. Key elements of our strategy include:

      Leverage Technology Leadership and Expertise. We believe that we have a technical leadership position in our segment of the industry resulting from a unique combination of advanced optical technologies and system architecture knowledge as well as advanced optical packaging technologies. We intend to continue to focus our product development efforts on providing photonic processing solutions that address the need for a virtually unlimited number of low-cost wavelengths, transported at very high data rates, for both metropolitan and long haul markets.

      In developing new solutions, we intend to leverage our expertise with designs that are cost-effective, scalable, and flexible. To deliver greater value and cost-effectiveness for our customers, we plan to leverage our systems development expertise to deliver not only components, but also subsystem solutions with inherently higher levels of component integration. We continue to increase our focus on research and development efforts as well as to evaluate externally developed technology opportunities as they become available.

      Expand Existing and Develop New Customer Relationships. We currently provide our photonic processors to customers in the communications industry, including communications service providers such as WorldCom and Cogent Communications, and optical systems manufacturers such as Alcatel, Cisco Systems, Fujitsu Ltd., Nortel Networks Corporation and Sorrento Networks (Osicom). We intend to leverage our relationships with these and other customers and develop new relationships with potential customers in the service provider and optical systems manufacturer markets. We also intend to provide a range of optical solutions that meet the demands of our target markets.

      Expand Sales and Marketing Efforts. Our marketing strategy is based on a pull-push approach. With our pull approach, we target communications service providers who can create demand for our products by either influencing their systems providers to incorporate our products or by purchasing our products directly. With our push approach, we target optical systems providers who can buy our products and then resell them as a part of their optical solutions. We plan to enhance our North American direct sales team which includes direct sales and customer representatives, a technical sales force and application engineers. We also intend to increase our international presence as market conditions warrant by increasing both our direct sales force and establishing relationships with additional international distributors and representatives.

      Streamline Manufacturing Capabilities. We have streamlined our manufacturing operations to facilitate outsourcing and automation. We intend to continue to increase our manufacturing and packaging expertise to enable us to consistently design, develop and manufacture miniaturized, reliable and cost-effective products. We intend to continue to expand our ability to outsource manufacturing. To date we have selected two outsourcing contract manufacturers to which we will transition the manufacturing of a portion of our products. New products will continue to be manufactured at our existing facilities to lower costs and increase manufacturing yields before transferring production to our contract manufacturers. Our manufacturing is cell-based, or partitioned according to similarities in responsibilities. We believe this type of manufacturing organization allows us to utilize our facilities more efficiently, both in terms of cost and time.

      Enhance the Avanex Brand. We plan to enhance the Avanex brand throughout the communications industry by engaging in a range of marketing programs to position us as the leading global provider of photonic processing solutions that enable next generation performance for optical communications networks. These activities will include participation in industry conferences and trade shows, advertisements in print publications, direct marketing and Internet-based marketing. We also plan to build awareness through product demonstrations and customer education and training at The Photonics Center(TM).

Technologies

   Our optical technology platforms are used in products designed to cost-effectively increase the efficiency, speed, and transmission distance of metropolitan and long haul optical networks. Our products incorporate several core optical technologies that we believe will enable the next-generation optical networks. These include:

      Integrated/Tuned Dielectric Filter Technology. Integrated/tuned dielectric filter technology is the key enabler of our PowerFilter(TM) Channel Separators, PowerMux(TM) Wavelength Channel Processors, and PowerExchanger(TM) Optical Add/Drop Processors. This technology allows certain wavelength channels, or optical signals, to pass through certain respective filters while other optical signals are reflected. These filters are used in DWDM systems to separate, or demultiplex, incoming optical signals and combine, or multiplex, outgoing optical signals. During manufacturing, these filters can be adjusted to different frequencies, which increases yields and reduces the number of types of filters needed in a DWDM system, which reduces the costs associated with maintaining inventory. In addition, our PowerFilter(TM) products are configured so that individual channels do not have to pass through multiple filters within a DWDM system thus keeping signal loss to a minimum.

      Spectral Segmentation Technology. Traditional DWDM technology multiplexes and demultiplexes wavelength channels individually. Our proprietary spectral segmentation solutions enable the multiplexing and demultiplexing of wavelength channels in groups. This allows for more efficient and flexible packaging and less degradation of the optical signal because of the reduced number of cascaded subcomponents in the DWDM system. Our PowerMux(TM) and PowerExchanger(TM) products incorporate this technology in the dense multiplexing, demultiplexing, and add/drop processing of wavelength channels in a DWDM system.

      Virtually Imaged Phased Array (VIPA) Technology. Chromatic dispersion deteriorates the quality of signals in optical networks. The farther the signal travels, the more it is distorted. Dispersion typically limits high bit-rate optical signal transmission such as 10 Gigabit to about 100 kilometers. Our VIPA technology, utilized in our PowerShaper(TM) product line and based upon patents held by Avanex and Fujitsu, corrects for chromatic dispersion. Our technology allows one single product to function across multiple wavelength channels and to be dynamically tuned, functionality necessary for very high bit-rate systems, to compensate for chromatic dispersion. The VIPA technology incorporated in Avanex's PowerShaper(TM) Dispersion Management Processors can extend optical transmission distance while avoiding costly electrical regeneration of the signal.

      Asymmetric Nonlinear Interferometer Technology. Asymmetric nonlinear interferometer technology enables Avanex photonic processors to multiplex virtually any number of channels, at any channel spacing and at any bit rate. Frequency/phase nonlinearity also enables "square-shaped" passbands that produce a crisp, clear optical signal with low insertion loss and high channel isolation. Avanex is also in the process of introducing a next generation implementation of this technology for use in the PowerMux NxG(TM) Channel Processor line. This version will offer increased performance as well as a smaller device footprint.

      Micro-Optic Array Router Technology. The micro-optic array router technology incorporated in Avanex's PowerMux NxG(TM) Channel Processors is designed to significantly reduce cost per channel of DWDM, making it practical for metropolitan networks requiring high channel counts. In combination with Avanex's Asymmetric Nonlinear Interferometer technology, array routing enables the transmission of multiple channels at low costs and enables high-speed signal processing. Array technology also enhances manufacturability.

      Electro-strictive, Electro-optic, and Magneto-optic Technologies. Combined with Avanex's Integrated/Tuned Dielectric Filter and Spectral Segmentation technologies, these technologies form the basis of two new functions within the PowerExchanger(TM) Optical Add/Drop Processor line. The first function is power balancing optical signals as they are added to a composite signal, and the second function is reconfigurability. Power balancing is critical to maintaining optimal performance of the amplifiers in an optical system and reconfigurability enables carriers to dynamically allocate bandwidth in their networks.

Product Development

   We have a team of engineers and prototype production operators with significant experience in optics, data networking and communications. We believe our engineering team possesses expertise in the areas of optics, micro-optic design, network system design and system-level software design. Our product development efforts focus on enhancing our first generation of photonic processors, developing additional optical network products and continuing to develop next-generation technology to support the growth in network bandwidth requirements.

   As of September 1, 2001, we had 104 people in our product development group, including research and product management employees, and 37 pilot line operations personnel in Fremont, California. We have made, and will continue to make, a substantial investment in research and development. Our research and development expenses totaled $4.1 million for the fiscal year ended June 30, 1999, $15.6 million for the fiscal year ended June 30, 2000, and $37.9 million for the fiscal year ended June 30, 2001.

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

Products

   Our product offerings consist of passive optical processors, reconfigurable optical processors, and active optical processors. The following describes our major current products and their capabilities as well as some of our products in development:

      PowerFilter(TM). The PowerFilter(TM) product family is designed to improve overall performance and reduce the costs of thin-film dielectric filter-based WDM multiplexers. The PowerFilter's(TM) unique integrated device configuration enables low insertion loss and high isolation which improves overall system performance and higher spectral utilization. In addition, PowerFilter's(TM) modular design enables system scalability and ease of migration to higher channel counts. It is in production and shipping to customers.

      PowerMux(TM). The PowerMux(TM) product family is a next-generation dense wavelength division multiplexer that enables optical networks to meet escalating bandwidth demands. The PowerMux(TM) is ideal for systems requiring high channel counts and scalability. The PowerMux(TM) is capable of processing virtually any number of optical signals at any channel spacing, at any bit rate. PowerMux's(TM) modular design enables system scalability and ease of migration to higher channel modules. It is in production and shipping to customers.

      PowerShaper(TM). PowerShaper(TM) is a broadband chromatic dispersion compensation processor and is specifically designed to correct the inherent bandwidth and distance limitations in optical transmission systems resulting from chromatic dispersion. Chromatic dispersion refers to variations in the speeds of different wavelengths of light transmitted over optical fiber. Chromatic dispersion limits the distance of optical transmission without signal regeneration. The PowerShaper(TM) is designed to restore the integrity of the light signals, allowing signals to travel longer distances without electrical regeneration. The PowerShaper(TM) can act as a fixed or variable dispersion compensator, which will permit system providers to optimize their network for improved network performance. It is in early stage production and is a part of the PowerExpress(TM) module which is in production and shipping to customers.

      PowerExchanger(TM). The PowerExchanger(TM) family of optical add/drop processors allows channels to be added to or dropped from a fiber optic network. The PowerExchanger(TM) utilizes a combination of our PowerMux(TM) and PowerFilter(TM) products combined with our proprietary Electro-strictive, Electro-optic and Magneto-optic technologies that enable signal redirection in real time. Because this redirection happens in the optical domain, signal quality and integrity is maintained throughout the transmission. It is in production and shipping to customers.

      PowerExpress(TM) Integrated Long Haul Processor. The PowerExpress(TM) is an optical amplifier for DWDM transport systems. The PowerExpress(TM) is an Erbium Doped Fiber Amplifier (EDFA) designed to provide high optical power and low noise. Innovative features include integrated dispersion compensation and Optical Add/Drop Multiplexing (OADM) via our PowerShaper(TM) and PowerExchanger(TM) products. It is in beta testing.

      PowerExpress(TM) Metro Amplifier. The PowerExpress(TM) Metro Amplifier allows a user to add and drop wavelengths in service without reconfiguring units. It supports bi-directional (16x16) transmission at the highest bit rate in the metro market (OC-192). It is in production and shipping to customers.

   Due to the inherent complexities involved in product development and manufacturing, we cannot be certain when, or if, our products that are currently under development will begin shipping.

Sales and Marketing

   We employ a marketing strategy that is based on a pull-push approach. Using the pull approach, we target communications service providers, who can create demand for our products by purchasing our products directly or by influencing their optical systems providers to incorporate our products. Using the push approach, we target optical systems providers, who can buy our products and then resell them as a part of their optical solutions.

   Our marketing efforts are centered on demonstration of and education about our products' performance at trade shows and The Photonics Center(TM), continued publicity through paid advertising and direct mail and Internet-based communication and promotion. We sell and market our products through a combination of direct sales and international distributors and representatives.

   As of September 1, 2001, our direct sales organization consisted of five sales account managers in the United States, one supplier manufacturer representative in Italy, one supplier manufacturer representative in Israel, and two distributors in Japan.

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

   During fiscal 2001, Fujitsu Limited, Nortel Networks Corporation, and WorldCom, Inc. each accounted for at least 10% or more of Avanex's net revenue during any particular quarter, and all three combined accounted for 77% of Avanex's fiscal 2001 net revenue. This compared to fiscal 2000, in which WorldCom, Inc. was the only 10% customer and accounted for 92% of Avanex's total fiscal 2000 net revenue. During fiscal 1999, Hitachi, Sorrento Networks Corp. (Osicom) and WorldCom, Inc. each accounted for at least 10% or more of Avanex's net revenue and all three combined accounted for 94% of Avanex's fiscal 1999 net revenue.

   As of September 1, 2001, we had four people in customer service and support, located in our Fremont, California corporate headquarters.

The Photonics Center(TM)

   To help market our technology and product performance and enable our pull-push marketing strategy, we have established The Photonics Center(TM) in Richardson, Texas, which is a leading-edge customer testing, demonstration and training facility that enables deployment of our products in a simulated network. As a result, we benefit from immediate feedback from our current and potential customers about our photonic processors.

   The Photonics Center(TM) also provides testing capabilities for the development of products and prototypes. In addition, we believe that The Photonics Center(TM) shortens our products' evaluation cycle with potential customers because they receive initial evaluation information on our products before these products are shipped to the customer location for full testing and evaluation. This initial information gives the potential customer a better understanding of the product before delivery to their location, which we believe gives us an advantage in the sales process.

   Recently The Photonics Center(TM) has started to develop new subsystem products such as PowerExpress(TM) Metro amplifier subsystem and the just recently demonstrated PowerExpress(TM) Raman amplifier subsystem that is in early prototype alpha testing.

   During the fiscal year ended June 30, 2001, The Photonics Center(TM) moved to a new location in Richardson, Texas, that contains about three times the space of its previous site.

Competition

   The markets we are targeting are new and rapidly evolving. We expect these markets to continue to be highly competitive in the future. We design, develop and market photonic processor components, modules and sub-systems. Companies with other technologies present increasing competition for us in the markets we serve. Further, we expect that even more companies will expand into our market in the future, introduce competitive products, and increase the overall competitive environment.

   We face indirect competition from public and private companies providing products that address the same optical network problems that our products address. Additionally, the development of alternative solutions to optical transmission problems by these and other competitors, particularly systems companies who also manufacture components, could significantly limit our growth.

   Some companies in the industry that might compete with us in the future include Agere, Alcatel, Bookham, Chorum Technologies, Corning, Fujitsu, Hitachi, JDS Uniphase, Lucent Technologies, New Focus, Nortel Networks, Oplink and Wavesplitter, and some compete with us now using different technologies.

   Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us.

Manufacturing

   We currently perform optical sub-assembly, and final integration, and ship all of our products from our 145,000 square-foot Fremont, California facility. Our in-house manufacturing capabilities include product design, optical assembly, optical, mechanical, and electronic integration of final products, and thorough testing of all final components, sub-assemblies and products.

   In order to lower our labor costs, expand our capacity and increase our flexibility in manufacturing, during fiscal 2001 we began working with two contract manufacturers in China to manufacture and sub-assemble select components and devices for us. We expect to increase the amount of contract manufacturing we use in the future.

   Currently, the manufacturing of photonic processors requires the use of a highly skilled manual workforce performing critical functions such as optical assembly, optical alignment, soldering and component integration. During fiscal 2001, we invested significant resources in training and maintaining the quality of our employee workforce, and we invested in a variety of automation initiatives focused on improving cycle time, data collection, and production yields.

   We emphasize quality assurance throughout the entire supply-chain and manufacturing processes. We also install stringent internal quality control processes and procedures, including incoming material inspection, in-process testing and outgoing inspection.

   Although we are aggressively pursuing our manufacturing strategy to outsource many of our high volume key components and subassemblies, it is clear that outsourced manufacturing requires considerable attention of management and is expensive. As a result, to date we still retain the expertise, and much of the capacity, to manage any interruption in supply from these foreign sources.

   The materials and equipment we require for our manufacturing process are supplied, and are generally available, from a variety of suppliers both foreign and domestic. The recent downturn in the fiber optics market has greatly increased available capacity at our suppliers and in many cases has reduced lead times. However, we currently purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Mitsubishi Corporation, Wave Precision, Inc., REO, Inc., VLOC, Inc., Ericsson Corporation, Browave Corporation, Foxconn Optical Technology and Agilent Technologies Inc. These key components include filters, lenses, specialty glass, and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders.

Quality

   We have established a quality assurance system to continuously improve Avanex's ability to ensure that our customers' requirements are consistently met. Our Fremont corporate headquarters and manufacturing facility have been in compliance with the International Standard ISO 9001: 1994 Edition for the past year, as certified by Det Norske Veritas (DNV).

Patents and Intellectual Property

   Our success and ability to compete depend substantially upon our internally developed technology. As of June 30, 2001, we had 92 patents issued or applied for in the U.S., of which 11 are jointly filed with Fujitsu Ltd., and of which four have been assigned to us as a result of our acquisition of substantially all of the assets of Holographix, Inc. Further, as of the same date, we had 24 patents issued or applied for outside of the U.S., of which three are jointly filed with Fujitsu Ltd. and of which one has been assigned to us because of our Holographix acquisition.

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

   We license technology from Fujitsu Ltd. that is critical to our PowerShaper(TM) product. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this important license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from making a bid to acquire us.

   We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information.

Employees

   As of June 30, 2001, we employed 740 people, including 444 in manufacturing, 115 in engineering, research and development, 75 in pilot line manufacturing, 31 in quality, 29 in sales and marketing, and 46 in general and administrative capacities.

   In response to the substantial on-going reductions in capital spending by carriers and system integrators in the telecommunications industry, and in concert with our stated strategy to increase the amount of outsourced manufacturing we use, we reduced our workforce, mostly in manufacturing, in both the fourth quarter of fiscal 2001 and in the first quarter of fiscal 2002.

   As of September 1, 2001, we employed 433 people, including 251 in manufacturing including our pilot line operations, 104 in engineering, research and development, 19 in quality, 26 in sales and marketing, and 33 in general and administrative capacities.

   None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

   The statements contained in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward looking statements include, but are not limited to, statements contained in "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

   We have never been profitable. As of June 30, 2001, we had an accumulated deficit of $209 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended June 30, 2001, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow.

   We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

Period                                                           Operating Loss
------                                                           --------------
Fiscal year ended June 30, 2001................................. $(134,784,000)
Fiscal year ended June 30, 2000.................................   (44,356,000)
Fiscal year ended June 30, 1999.................................    (9,250,000)
From October 24, 1997 (inception) to June 30, 1998..............    (1,133,000)

   Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we began implementation of a cost containment program in the quarter ended June 30, 2001, we still have a large amount of fixed expenses, and we expect to continue to incur significant manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability. Our net revenue decreased from $30.3 million in the quarter ended March 31, 2001, to $18.2 million in the quarter ended June 30, 2001. That decrease in revenue demonstrates that we cannot be certain that our revenues will grow or that we will ever maintain sufficient revenue levels to achieve profitability. We will need to generate significant revenue growth to achieve profitability and positive operating cash flow.

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

   Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include, without limitation, the following:

  . Fluctuations in demand for and sales of our products, which will depend on, among other things, the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace and the general level of equipment spending in the telecommunications industry;

  .  Cancellations of orders and shipment rescheduling;

  . Changes in customers' requirements in general as well as those specific to product specifications;

  . Satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

  . Our ability to provide appropriate manufacturing capacity commensurate with the volatile demand levels for our products;

  . Our ability to manage outsourced manufacturing, in which we have no previous experience;

  . The ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products, in the quantity and of the quality we require;

  .  The mix of our products sold;

  . The practice of companies in the communications industry to sporadically place large orders with short lead times;

  . Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including Agere, Lucent Technologies, Nortel Networks, Fujitsu, Oplink Communications, Inc., Chorum Technologies, Wavesplitter and New Focus, Inc., and pricing pressures;

  . Our ability to effectively develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

  . Our ability to control expenses, particularly in light of our limited operating history;

  . Availability of components for our products and equipment and increases in the price of these components and equipment;

  .  Our ability to meet customer product specifications and qualifications;

  . Volatility of customer demand. Demand is unpredictable as to timing and amount and it may be hard for us to prepare to meet in volume when received;

  .  Difficulties in collecting accounts receivable;

  . Our ability to continue to attract and retain qualified, competent and experienced professional employees;

  . Our ability to continue production operations in areas that are subject to irregular and increasing power disruptions;

  .  Our ability to introduce effective automation into our production process;

  . Our ability to obtain the necessary basic services for our facilities, such as electricity, and the timing of any loss of these basic services, which halts our operations; and

  . Economic conditions in general as well as those specific to the communications and related industries.

   A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. For example, our loss in the fourth quarter of fiscal year 2001 is partially attributable to the high level of fixed expenses in research and development. New product introductions can result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. In addition, there may be significant costs relating to the introduction of new products into volume manufacturing. If growth in our revenues does not outpace the increase in our expenses, our results of operations could be seriously harmed.

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

   We sell our products primarily to a few large customers in the telecommunications market for use in infrastructure projects. Customers in the telecommunications market have recently been reducing their spending for infrastructure projects. The current economic downturn may lead to continued reductions in such infrastructure spending, and our customers may continue to significantly reduce their orders for our products. In addition, because we rely on a high percentage of our sales from only a few customers, any reductions in spending on our products by our current customers, or unwillingness to purchase our products by future customers, could significantly harm our financial position and results of operations. For example, declining orders from WorldCom have contributed significantly to our sequential quarterly revenue decline in 2001 and declining orders from Nortel and Fujitsu contributed to our quarterly revenue decline from the March 31, 2001 quarter to the June 30, 2001 quarter. Reduced infrastructure spending is leading to increased price competition. If our customers and potential customers continue to reduce their infrastructure spending, we may fall short of our revenue expectations for future quarters or the fiscal year.

We have a limited operating history, which makes it difficult to evaluate our prospects.

   We are an early-stage company in the emerging photonic processor market. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the photonic processor market, and our business in particular, are unproven. We began shipping our PowerFilter(TM) products to customers for evaluation in April 1999 and our PowerMux(TM) products for evaluation in the quarter ended December 31, 1999. Volume shipments of PowerFilter(TM) did not commence until the quarter ended October 1, 1999 while volume shipments of PowerMux(TM) did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerExpress(TM) product for beta testing purposes in the quarter ended December 31, 2000 and commenced commercial shipments in the quarter ended June 30, 2001. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

Our customers are not obligated to buy significant amounts of our products and may cancel or defer purchases on short notice.

   Our customers typically purchase our products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty. While we have executed a long-term contract with one of our customers and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate the customers to buy significant amounts of our products, and are subject to cancellation or a slow down on delivery with little or no advance notice and little or no penalty. We also may enter into long-term contracts that do not guarantee orders, and may impose harsher terms and conditions on sales than previously received from that customer in purchase orders. Further, certain of our customers have a tendency to purchase our products near the end of our fiscal quarter. A cancellation or delay of such an order may therefore cause us to fail to achieve that quarter's financial and operating goals. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them.

Sales of our PowerFilter(TM) and PowerMux(TM) products currently represent nearly all of our revenues and if we are unsuccessful in commercially selling our future products, our revenues will not grow significantly.

   We currently offer five products, PowerFilter(TM), PowerExpress(TM), PowerExchanger(TM), PowerShaper(TM) and PowerMux(TM). Sales of our PowerMux(TM) currently account for substantially all of our revenues. We will continue to substantially depend on PowerFilter(TM) and PowerMux(TM) for our near-term revenue. Although we have begun to sell our PowerShaper(TM) product for beta testing and our PowerExpress(TM) for commercial deployment, sales of these products to date have not represented a significant portion of our revenue. Our customers who have purchased PowerShaper(TM) and PowerExpress(TM) products from us to date may not choose to purchase any additional products for commercial use. Declines in the price of, or demand for, our PowerFilter(TM) or PowerMux(TM) products, or their failure to achieve broad market acceptance, would seriously harm our business. For example, the decline in demand for our PowerFilter(TM) or PowerMux(TM) products has resulted in the significant decrease in revenues during the 2001 fiscal year. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our PowerExpress(TM) product and other future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and may decline, and our business will be seriously harmed.

Our inability to introduce new products and product enhancements could prevent us from increasing revenue.

   The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers that have designed our new products into their system could instead purchase products from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs in attempting to complete delayed new products or to fix defective products. We cannot be certain that we will successfully develop and market these types of products and product enhancements. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. For example, our PowerMux(TM) product, which incorporates our PowerFilter(TM) product and additional functionality, has replaced our PowerFilter(TM) product in most applications. We must continue to develop state-of-the-art products and introduce them in the commercial market quickly in order to be successful. We introduced our PowerExpress(TM) product, which is currently in commercial deployment, during the quarter ended March 31, 2001. Although we introduced our PowerShaper(TM) product during the quarter ended March 31, 2000, it is still in the beta testing stage. Our experience with PowerShaper(TM) demonstrates the substantial amount of time it may take for the qualification and commercial deployment of a product. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerMux(TM), PowerShaper(TM), PowerExpress(TM), PowerExchanger(TM) or our other future products to achieve market acceptance could significantly harm our business.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could cause us to lose orders or customers and result in lower revenues.

   We currently use a rolling 6-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to our outsourced manufacturers, and we use them internally as well. It is very important that we accurately predict both the demand for our products and the lead time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, we, and our third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our requirements, we could have excess inventory of parts as well as over-capitalized manufacturing facilities. For example, the inventory provision booked in the year ended June 30, 2001 is a result of our inability to forecast the sudden decrease in demand for our products. The provision consisted of $29.4 million reserve against current inventory and a $5.3 million accrual for non-cancelable purchase commitments. This provision is for inventory that is unique and we do not expect to use based on a 6-month sales forecast. We also may experience shortages of components from time to time, which also could delay the manufacturing of our products and could cause us to lose orders or customers.

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

   We rely on a small number of outsourced manufacturers to manufacture our subcomponents. We intend to deepen our relationship with outsourced manufacturers so that they will eventually manufacture all of our commercial volume products. The qualification of these manufacturers is an expensive and time-consuming process, and these outsourced manufacturers build optical components for other companies, including our competitors. In addition, we do not have contracts in place with many of these manufacturers. We have very limited experience in working with third party manufacturers and we may not be able to effectively manage our relationships with our manufacturers. We cannot be certain that they will be able to fill our orders in a timely manner. If we cannot effectively manage these manufacturers or they fail to deliver components in a timely manner, we could experience significant delays in shipping our product. Product delays may have an adverse effect on our business and results of operations.

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

   Because our outsourced manufacturers' production facilities are located in China, these outsourced manufacturers will be subject to the risk of political instability in China and the possible imposition of restrictive trade regulations and tariffs. We will also be exposed to risks of foreign currency exchange rate fluctuations and lack of adequate protection of intellectual property under Chinese law.

   In addition, our outsourced manufacturers may begin to integrate these subcomponents to produce turn-key products for us, which will add to the complexity and difficulty of obtaining sufficient quantities of these products at acceptable quality from these outsourced manufacturers. Any failure of these outsourced manufacturers to timely produce turn-key products for us in the quantities and quality needed will seriously harm our business.

If we fail to effectively manage our financial and managerial controls, reporting systems and procedures, our business may be harmed.

   We have grown from revenue of $510,000 in the fiscal year ended June 30, 1999, $40.7 million in the fiscal year ended June 30, 2000, to $131.2 million in the fiscal year ended June 30, 2001. We had 740 employees as of June 30, 2000, and at June 30, 2001, we had 740 employees, including temporary employees. However, in April and July 2001, we had reductions-in-force which reduced our employees by approximately 654 people, including temporary employees. As of September 1, 2001, we have 433 employees. We currently operate facilities in Fremont, California and in Richardson, Texas. We also have a sales office with a regional sales manager in Newtown, Pennsylvania and a sales manager who services our customers in Canada. In addition, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc., a Delaware corporation located in Hudson, Massachusetts. As of June 30, 2001, this unit had eight full-time and two part-time employees. The rapidly changing number of employees and volatile quarterly revenue, combined with the challenges of managing geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to manage our work force worldwide. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

If we do not reduce costs, introduce new products or increase sales volume, our gross margin will decline.

   Over our short operating history, the average selling prices of our products has decreased over time and we expect this trend to continue and potentially accelerate. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue. To the extent our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations.

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

   Our products are designed to be deployed in large and complex optical networks and must be compatible with other components of the system, both current and future. In addition, our products may not operate as expected or guaranteed over long periods of time. Our products can only be fully tested for reliability when deployed in networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. They may also have errors, defects or incompatibilities that we find only after a system upgrade is installed. If we are unable to fix errors or other problems, we could experience:

  .  Loss of customers or customer orders;

  .  Loss of or delay in revenues;

  .  Loss of market share;

  .  Loss or damage to our brand and reputation;

  .  Inability to attract new customers or achieve market acceptance;

  .  Diversion of development resources;

  .  Increased service and warranty costs;

  .  Legal actions by our customers; and

  .  Increased insurance costs.

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

   Manufacturing our products involves complex, labor intensive and precise processes. Changes in our manufacturing processes or those of our suppliers, or the inadvertent use of defective materials by our suppliers, or us, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and impair our gross margins. We may not obtain acceptable yields in the future.

   In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost effectively meet our production goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation to increase our gross margins and achieve the targeted cost levels of our customers. We may not achieve manufacturing cost levels that will fully satisfy customer demands.

   Because we plan to introduce new products and product enhancements regularly, we must effectively transfer production information from our product development department and our pilot production line to our manufacturing group or contract manufacturers and coordinate our efforts with those of our suppliers to rapidly achieve volume production. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

We depend on key personnel to manage our business effectively in a rapidly changing market, and if we are unable to hire and retain qualified personnel, our ability to sell our products could be harmed.

   Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. In particular, our future success depends upon the continued services of our executive officers, particularly Paul Engle, our President and Chief Executive Officer, and Xiaofan (Simon) Cao, our Chief Technology Officer and Senior Vice President of Business Development, and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

   As of June 30, 2001, we had approximately 740 employees, including temporary employees. In April and July 2001, we had reductions-in-force which eliminated approximately 654 positions, including temporary positions. As of September 1, 2001 we employ 433 people. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. The current challenging environment will place a significant demand on our management and operational resources. Many of the members of our management team have only been with us for a relatively short period of time. For example, our Chief Executive Officer joined us in September 2000, and six out of our ten current executive officers have joined us since September 1999. Failure of the management team to work effectively together could seriously harm our business.

We face risks associated with our international operations that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

   We intend to expand our international operations in the future, including developing several contract manufacturers to produce a significant portion of our products overseas. Further, we intend to increase our international sales and the number of our international customers. This expansion will require significant management attention and financial resources to develop successfully direct and indirect international sales and support channels and manufacturing. We may not be able to establish or maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally.

   In addition, international operations are subject to inherent risks, including, without limitation the following:

  . Greater difficulty in accounts receivable collection and longer collection periods;

  . Difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

  . Unexpected changes in regulatory or certification requirements for optical systems or networks;

  . Reduced protection for intellectual property rights in some countries, including China, where some of our subcomponents and products will be manufactured; and

  .  Political and economic instability.

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

   We purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Mitsubishi Corporation, Wave Precision, Inc., REO, Inc., VLOC, Inc., Ericsson Corporation, Browave Corporation, Foxconn Optical Technology and Agilent Technologies. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers, and we typically purchase our components and equipment through purchase orders. We have experienced shortages and delays in obtaining components and equipment in the past, which adversely impacted delivery of our products, and we may fail to obtain these supplies in a timely manner in the future. Any interruption or delay in the supply of any of these components or equipment, or the inability to obtain these components or equipment from alternate sources at acceptable prices, at acceptable quality and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Lead times for components and equipment vary significantly and depend on numerous factors at any given time, including the specific supplier, specifications for the component or item of equipment, the size of the order, contract terms and market demand for a component or item of equipment. For substantial increases in production levels, suppliers may need longer-than-normal lead times and some may need at least nine months.

   Furthermore, financial or other difficulties faced by these suppliers, or significant changes in demand for these components and equipment, could limit the availability of these components and equipment. In addition, a third party could acquire control of one or more of our suppliers and cut off our access to raw materials, components or equipment. For example, in 2000, JDS Uniphase acquired Casix, Inc., which was then one of our critical suppliers of specialty glass. Obtaining components and equipment from alternate suppliers is difficult because we must qualify each new supplier, and this process is time-consuming and expensive.

   Because lead times for materials, components and equipment used in the assembly of our products are long and vary significantly, we may have excess or inadequate inventory of some materials, components and equipment if orders do not match forecasts. For example, for the year ended June 30, 2001, we booked a $34.7 million inventory provision, consisting of a $29.4 million reserve against current inventory and a $5.3 million accrual for non-cancelable purchase obligations. Furthermore, if we change suppliers, our customers may require that our products be re-qualified by them, which is time consuming and expensive.

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

   Our assembly facilities are located on or near known earthquake fault zones and are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. If such a disaster occurs, our ability to assemble, test and ship our products would be seriously, if not completely, impaired, which would seriously harm our business, financial condition and results of operations. We cannot be certain that the insurance we maintain against fires, floods and general business interruptions will be adequate to cover our losses in any particular case.

Our facilities are vulnerable to power outages.

   Our assembly facilities are located in the state of California, which presently is experiencing a severe shortage of electrical power. We have experienced several power outages in the recent past, and we expect additional power outages in the future. These power outages have halted our production operations. If such future power outages occur, our ability to assemble, test and ship our products would be seriously impaired, which could seriously harm our business, financial condition and results of operations, particularly if these power outages occur in the last month of our fiscal quarters. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover our losses in this particular case, if at all.

We could incur costs and experience disruptions complying with environmental regulations and other regulations.

   We handle small amounts of hazardous materials as part of our manufacturing activities, especially at our Hudson Development Center in Hudson, Massachusetts. Although we believe that we have complied to date with all applicable environmental regulations in connection with our operations, we may be required to incur environmental remediation costs to comply with current or future environmental laws.

   We introduced our PowerExpress(TM) product, which is currently in commercial deployment, during the quarter ended March 31, 2001. Our PowerExpress(TM) product is the first product offered by us that incorporates firmware and electronic components. In the future, we plan to introduce more products which will incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components require that we comply with additional regulations, both domestically and abroad, including without limitation, environmental compliance, power consumption, electrical emission regulations and other regulations known as homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

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

We expect competition to increase.

   Some companies in the optical systems and component industry may compete with us in the future, including Lucent Technologies, Nortel Networks, Alcatel, Fujitsu, Agere, Corning, JDS Uniphase, Oplink Communications, New Focus, Inc., Wavesplitter and Chorum Technologies, and some compete with us now using different technologies. Some of these are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have larger market capitalizations or cash reserves are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our competitors and potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings than our company. These companies can use their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result, these potential customers may not consider purchasing our products.

   Some existing customers and potential future customers are also our competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. In addition, customers who are also competitors may unfairly disparage our products in order to gain a competitive advantage. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat in those or other products with their customers, especially as we develop, manufacture and sell products which incorporate higher levels of sophistication such as our PowerExpress(TM) product.

   As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins and loss of market share.

As our competitors consolidate, they may offer products or pricing which we cannot meet, which could cause our revenues to decline.

   Consolidation in the fiber optic component industry could intensify the competitive pressures that we face. For example, three of our competitors, JDS Fitel, Uniphase and E-Tek Dynamics, Inc. merged over the past several years. This merged company announced its intention to offer more integrated products that could make our products less competitive, and it has since acquired SDL, Inc. Our customers may prefer to purchase products from certain of our competitors who offer broader product lines, which would negatively affect our sales and operating results.

We rely on a limited number of customers, and any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

   Our customer base is limited and highly concentrated. Three customers accounted for an aggregate of 74% of our net revenue in the fourth quarter ended June 30, 2001. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers.

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

   Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality system. Our existing manufacturing line, as well as each new manufacturing line, must pass through various levels of approval with our customers. Customers may require that we be registered and maintain registration under international quality standards, such as ISO 9001. We successfully passed the ISO 9001 registration audit and received formal registration of our Quality System in August 2000 and passed the review in August 2001. Our products may also have to be qualified to specific customer requirements. This customer approval process determines whether we can consistently achieve the customers' quality, performance and reliability standards. In order for outsourced manufacturers to manufacture products or discrete components for us in the future, their manufacturing process and Quality System may also need to be qualified by our customers. Delays in product qualification or losing ISO 9001 registration by us, our suppliers or our outsourced manufacturers may cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

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

If we fail to achieve design-in wins with potential customers, we will lose the opportunity for significant sales to such customers for a lengthy period of time.

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

Sales in the future to customers based outside the United States may account for an increased portion of our revenue, which exposes us to risks inherent in international operations

   Our increased international operations are subject to a variety of risks associated with conducting business internationally any of which could seriously harm our business, financial condition and results of operations. These risks include without limitation:

  .  Greater difficulty in accounts receivable collections;

  .  Import or export licensing and product certification requirements;

  . Tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

  .  Potential adverse tax consequences;

  .  Fluctuations in currency exchange rates;

  .  Seasonal reductions in business activity in some parts of the world;

  .  Unexpected changes in regulatory requirements;

  . Burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property, license requirements, environmental requirements and homologation;

  .  Difficulties and costs of staffing and managing foreign operations;

  .  Political instability, terrorism and war;

  .  The impact of recessions in economies outside of the United States; and

  . Limited ability to enforce agreements, intellectual property and other rights in some foreign countries.

If we do not substantially expand our direct and indirect sales operations, we may not be able to increase market awareness and sales of our products and our revenues will suffer.

   Our products and services require a long, involved sales effort targeted at several departments within our prospective customers' organizations. Therefore, our sales effort requires the prolonged efforts of executive personnel, specialized system and application engineers and marketing personnel working together with dedicated salespersons in making sales. Because we have a relatively small number of dedicated salespersons and application engineers, our sales could be significantly disrupted if we failed to retain our team. Competition for these individuals is intense, and we might not be able to hire the type and number of sales personnel, system and application engineers and marketing personnel we need.

   In addition, we believe that our future success depends significantly on our ability to establish relationships successfully with a variety of distribution partners, such as original equipment manufacturers, value-added resellers and distributors, both domestically and internationally. To date, we have entered into agreements with two distributors in Japan, and we have entered into agreements with one supplier manufacturer sales representative in Italy and a distributor in Israel. These distributors also sell products that compete with our products. We cannot be certain that we will be able to reach agreement with additional distribution partners or representatives on a timely basis or at all, or that our distribution partners and representatives will devote adequate resources to selling our products. Even if we enter into agreements with additional distribution partners or representatives, they may not result in increased product sales.

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

   The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000 and is likely to remain volatile in the future. In addition, the trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including without limitation, the following:

  .  Quarterly variations in our operating results;

  .  Changes in financial estimates by securities analysts;

  . Changes in market valuations or financial results of telecommunications-related companies;

  . Announcements by us or our competitors of technology innovations, new products or of significant acquisitions, strategic partnerships or joint ventures;

  . Any deviation from projected growth rates in revenues, or decreases in our book to bill ratio;

  .  Any loss by us of a major customer or a major customer order;

  .  Additions or departures of key management or engineering personnel;

  . Any deviations in our net revenues or in losses from levels expected by securities analysts;

  .  Activities of short sellers and risk arbitrageurs;

  .  Future sales of our common stock; and

  . Volume fluctuations, which are particularly common among highly volatile securities of telecommunications-related companies.

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

   In August 2001, two putative class action lawsuits were filed against us, certain officers and directors, and underwriters in our initial public offering. The lawsuits allege that the underwriters received excessive commissions and manipulated our stock price after the initial public offering. While we do believe we have meritorious defenses and will vigorously defend ourselves against these charges, an unfavorable result to this litigation could be costly to us.

If we are unable to protect our proprietary technology, this technology could be misappropriated, which would make it difficult to compete in our industry.

   We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although as of June 30, 2001, we had 24 U.S. patents issued or allowed and 1 foreign patent issued, we cannot assure you that the remaining 68 U.S. patent applications and 23 foreign patent applications that we have filed as of June 30, 2001 and have not been approved will be approved. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property has trade secrets implications, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

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

   We license technology from Fujitsu Limited that is critical to our PowerShaper(TM) product and other products that use their proprietary virtually imaged phased array technology. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

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

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. As a result of the proliferation of the Internet and other networking technologies, there has been, and we expect that there will continue to be, an increasing amount of this litigation in our industry. Many companies in the high-technology industry aggressively use their patent portfolios to bring infringement claims against their competitors. As a result, it is possible that we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property, or we may be subject to litigation to defend our intellectual property against infringement claims of others. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

  . Stop selling, incorporating or using our products that use the challenged intellectual property;

  . Obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  .  Redesign the products that use the technology.

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

   We may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for photonic processors develops at a slow pace over the next few years or if we fail to establish significant market share and achieve a significantly increased level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. If cash from available sources is insufficient, or if cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. We cannot be certain that additional debt or equity capital will be available to us at all, or that, if it is available, it will be on terms favorable to us. Any inability to raise additional capital when we require it would seriously harm our business. Any additional issuance of equity or equity-related securities will dilute our existing stockholders' percentage ownership in us. In addition, if our stockholders sell substantial amounts of our common stock, including shares issued upon exercise of outstanding options or warrants, in the public market during a short period of time, our stock price may decline significantly, which would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Acquisitions and investments may adversely affect our business.

   We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. Acquisitions or investments could result in a number of financial consequences, including without limitation:

  .  Potentially dilutive issuances of equity securities;

  .  Large one-time write-offs;

  .  Reduced cash balances and related interest income;

  . Higher fixed expenses which require a higher level of revenues to maintain gross margins;

  .  The incurrence of debt and contingent liabilities; and

  .  Amortization expenses related to intangible assets.

   Furthermore, acquisitions involve numerous operational risks, including without limitation:

  . Difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

  .  Diversion of management's attention from other business concerns;

  . Diversion of resources from our existing businesses, products or technologies;

  . Risks of entering geographic and business markets in which we have no or limited prior experience; and

  .  Potential loss of key employees of acquired organizations.

Certain provisions could delay or prevent a change of control of us.

   Certain provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions allow us to issue preferred stock with rights senior to those of our common stock and impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions.

   In addition, our license agreement with Fujitsu Limited could discourage certain companies from making a bid to acquire us because it terminates if certain major communications systems suppliers acquire us.

Insiders have substantial control over and could delay or prevent a change in our corporate control, which may negatively affect your investment.

   As of June 30, 2001, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 20% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 2. Properties

   We occupy approximately 145,000 square feet of office, research and development and manufacturing space in Fremont, California. Building one, our corporate headquarters and Research and Development building, is 54,000 square feet. Building two, our manufacturing facility, is approximately 91,000 square feet. The terms of the leases, signed in 1999 and 2000, are 10 years.

   We leased approximately 110,000 square feet of additional space in two other buildings in Newark, California in December 2000. Building three is approximately 48,000 square feet. Building four is approximately 62,000 square feet. The terms of the leases are 10 years. Given the decline in capital spending in telecommunications, we intend to sub-lease these two facilities in Newark as soon as practical.

   In addition to our facilities in California, we also lease space in Richardson, Texas and Hudson, Massachusetts. The current Richardson facility is approximately 22,000 square feet. The Hudson facility is approximately 10,000 square feet.

   We believe that existing facilities are adequate for our needs. We are currently evaluating the most appropriate use of our existing space including the use of the current space for our existing operations and subleasing the space to a third party.

Item 3. Legal Proceedings

E-Tek Litigation

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

IPO Class Action Lawsuit

   On August 6, 2001, a putative securities class action, captioned Beveridge
v. Avanex Corporation et al., Civil Action No. 01-CV-7256, was filed against us, certain company officers and directors (the "individual defendants"), and four underwriters in our initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act and
Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") against the individual defendants, a violation of Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against us and the individual defendants, and violations of Section 12(2) of the Securities Act and Section 10(b) of the Exchange Act (and Rules 10b-3 and 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between February 3, 2000 and December 6, 2000 (the "class period").

   On August 31, 2001, a similar complaint, captioned Blaney v. Avanex Corporation et al., Civil Action No. 01-CV-8216, was filed against us, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Beveridge complaint.

   Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 130 other companies. To date, there have been no significant developments in the litigation. The lawsuit, and all other "IPO allocation" securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. We believe that we have meritorious defenses to the claims against us and we intend to defend ourself vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of our 2001 fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Common Stock is traded on the Nasdaq National Market under the symbol "AVNX." Public trading of our common stock commenced on February 4, 2000. Prior to that time, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the Nasdaq National Market for each quarter since our initial public offering until June 30, 2001:

                          Fiscal Years 2000 and 2001

                                                                  High     Low
                                                                 ------- -------
Third Quarter (since February 4, 2000) 2000..................... $261.00 $145.00
Fourth Quarter 2000............................................. $135.94 $ 54.13
First Quarter 2001.............................................. $167.00 $ 98.50
Second Quarter 2001............................................. $118.77 $ 46.50
Third Quarter 2001.............................................. $ 81.87 $ 10.28
Fourth Quarter 2001............................................. $ 18.39 $  7.15

   On August 31, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $5.30 per share. As of September 1, 2001, there were approximately 71,000 stockholders of our common stock.

   We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

   Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our initial public offering ("IPO") on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Of the net proceeds, we used approximately $12.1 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $3.4 million of the proceeds were used to repay capital lease obligations.

Item 6. Selected Financial Data

                                                                                          Period from
                                                                                          October 24,
                                                                                             1997
                                                                Years Ended June 30,      (Inception)
                                                            ----------------------------  to June 30,
                                                              2001       2000     1999       1998
                                                            ---------  --------  -------  -----------
                                                              (In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues............................................... $ 131,244  $ 40,743  $   510    $    --
Cost of revenue............................................   110,794    26,343      531         --
                                                            ---------  --------  -------    -------
   Gross profit (loss).....................................    20,450    14,400      (21)        --
Operating expenses:
   Research and development................................    37,856    15,587    4,086        515
   Sales and marketing.....................................    15,493     6,047      956        125
   General and administrative..............................    11,862     5,702      723        131
   Stock compensation......................................    53,084    31,420    3,464        362
   Acquired in-process research and development............     4,700        --       --         --
   Amortization of intangibles.............................     9,653        --       --         --
   Restructuring charge....................................    22,586        --       --         --
                                                            ---------  --------  -------    -------
       Total operating expenses............................   155,234    58,756    9,229      1,133
                                                            ---------  --------  -------    -------
Loss from operations.......................................  (134,784)  (44,356)  (9,250)    (1,133)
Other income (expense), net................................    12,521     5,671       29         (4)
                                                            ---------  --------  -------    -------
Net loss...................................................  (122,263)  (38,685)  (9,221)    (1,137)
Stock accretion............................................        --   (37,743)      --         --
                                                            ---------  --------  -------    -------
Net loss attributable to common stockholders............... $(122,263) $(76,428) $(9,221)   $(1,137)
                                                            =========  ========  =======    =======
Basic and diluted net loss per common share................ $   (2.12) $  (3.07) $ (4.97)   $ (7.20)
                                                            =========  ========  =======    =======
Weighted average shares used in computing basic and diluted
  net loss per common share................................    57,620    24,936    1,857        158
                                                            =========  ========  =======    =======
                                                                            June 30,
                                                            ----------------------------------------
                                                              2001       2000     1999       1998
                                                            ---------  --------  -------  -----------
                                                                         (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.......... $ 204,591  $184,321  $ 3,724    $ 2,874
Working capital............................................   174,653   185,534    2,660      2,637
Total assets...............................................   311,589   278,141    6,816      3,339
Long-term obligations, excluding current portion...........    14,992     2,067      563        341
Redeemable convertible preferred stock.....................        --        --   10,357      3,529
Total other stockholders' equity (deficit).................   245,354   257,157   (6,534)      (805)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under " Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-K.

   For ease of reference, we refer to the fiscal years ended June 30, 2001, June 30, 2000 and June 30, 1999 as fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

Overview

   Avanex designs, manufactures and markets fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We were founded in October 1997, and through April 1999, we were primarily engaged in research and development activities and in hiring additional employees. A substantial portion of our operating expenses during this period was related to the design and development of our photonic processors and the testing of prototype designs. We began making volume shipments of our products during the quarter ended October 1, 1999.

   The revenues currently recognized are primarily derived from sales of our dense wavelength division multiplexing products, PowerFilter(TM) and PowerMux(TM), to a limited number of customers. We commenced shipments of our PowerFilter(TM) and PowerMux(TM) in April 1999 and December 1999, respectively. Our dense wavelength division multiplexing products accounted for 96%, 100%, and 100% of our net revenue during fiscal 2001, 2000, and 1999, respectively.

   In September 1999, we began shipping beta test units of our PowerShaper(TM) product. In July 2000, we began shipping PowerExchanger(TM). In December 2000, we began shipping our PowerExpress(TM) product. In fiscal 2001, sales of PowerExchanger(TM), PowerShaper(TM) and PowerExpress(TM) together accounted for approximately 4% of our net revenue in the year ended June 30, 2001.

   To date, we have generated a substantial portion of our revenues from a limited number of customers. We have focused our initial sales and marketing efforts primarily on large communications service providers and optical systems manufacturers. During fiscal 2001, Fujitsu Limited, Nortel Networks Corporation, and WorldCom, Inc., each accounted for at least 10% or more of our net revenue and all three combined accounted for 77% of our fiscal 2001 net revenue. This compared to fiscal 2000, in which WorldCom, Inc. was the only 10% customer and accounted for 92% of our total fiscal 2000 net revenue. During fiscal 1999, Hitachi, Sorrento Networks Corp. (Osicom), and WorldCom, Inc., each accounted for at least 10% or more of our net revenue and all three combined accounted for 94% of our fiscal 1999 net revenue.

   While we are seeking to diversify our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

   The market for photonic processors is new and evolving and the volume and timing of orders are difficult to predict. A customer's decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Long sales and implementation cycles for our products, as well as the practice of customers in the communications industry to sporadically place large orders with short lead times may cause our revenues, gross margins and operating results to vary significantly and unexpectedly from quarter to quarter.

   We, like many of our peers in the communications equipment industry, have been affected by the slowdown in telecommunications equipment spending. Our revenues decreased from $47.9 million in the quarter ended December 31, 2000 to $30.3 million in the quarter ended March 31, 2001 and further decreased to $18.2 million in the quarter ended June 30, 2001. Due to the continued weakness in the general economy, and the telecommunications sector in particular, revenue in fiscal 2002 may be less than fiscal 2001, putting downward pressure on margins and profits. We are focusing our efforts on reducing expenses and production costs. In the fourth quarter of fiscal 2001, we implemented a restructuring plan and, as a result, we recorded total restructuring charges of $22.6 million.

   We market and sell our products in North America primarily through our direct sales and marketing organization. We also have sales and marketing efforts internationally through an independent supplier manufacturer representative in Italy, a distributor in Israel and two distributors in Japan. Net sales by geographical region were:

                                                                 2001 2000 1999
                                                                 ---- ---- ----
North America...................................................  62%  95%  70%
Asia............................................................  31    5   30
Europe..........................................................   7   --   --
                                                                 ---  ---  ---
                                                                 100% 100% 100%
                                                                 ===  ===  ===

   During the first half of fiscal 2001, we were engaged in continuing efforts to expand our manufacturing capabilities, but due to the downturn in the telecommunication industry that occurred in the second half of fiscal 2001, we downsized our manufacturing operations through restructuring programs committed to in the fourth quarter of fiscal 2001.

   On June 30, 2001 and 2000, we occupied approximately 145,000 square feet of research and development and manufacturing space in Fremont, California. Building one, our corporate headquarters and research and development building, is 54,000 square feet. Building two, our manufacturing facility, is 91,000 square feet. In addition to our principal office space in Fremont, California, we also lease space in Newark, California; Richardson, Texas; and Hudson, Massachusetts.

   We leased two buildings totaling approximately 110,416 square feet in Newark, California in December 2000. Both buildings were leased, in advance, for our anticipated but not realized headcount increases in manufacturing and administration. We have never occupied these two buildings and believe them to be permanently idle. We are attempting to sublease these two buildings.

   In November 2000 we relocated our Richardson facility to its current address. The 22,000 square feet Richardson facility houses The Photonics Center(TM) and main sales office. Our Hudson facility is our development center for holographix diffractive gratings.

   In addition, we have entered into a contract manufacturing relationship with two companies based in China as we increase our transition to offshore-based manufacturing of commercial volume products. Our strategy is to manufacture new products at our existing facilities in Fremont, California, utilizing automation to appropriately lower costs, and then transferring production overseas once these products have successfully completed pilot line manufacturing and commercial deployment levels.

   We recognize revenue when we ship products to our customers, title has transferred, collectability is reasonably assured, fees are fixed and determinable, and there are no uncertainties with respect to customer acceptance. For evaluation units where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned. We accrue for estimated warranty costs and estimated returns at the time the related revenue is recognized. Currently, all of our product sales provide for pricing and payment in U.S. dollars.

   Our cost of revenue consists of components and raw materials, direct labor, warranty, royalty and manufacturing overhead. We rely on a single or limited source of suppliers to manufacture some key components and raw materials used in our products and, in the past, we relied on the outsourcing of some subassemblies.

   Our gross margins will primarily be affected by the following factors:

  .  Shipment levels;

  .  Changes in manufacturing volume;

  .  Mix of products sold;

  .  Changes in our pricing policies and those of our competitors;

  .  Mix of sales channels through which our products are sold; and

  .  Mix of domestic and international sales

   We expect cost of revenue, as a percentage of revenue, to fluctuate from period to period.

   During the third quarter and fourth quarter of fiscal 2001, we experienced gross loss of $9.5 million and $8.2 million, respectively. The gross loss was primarily due to declining sales and to the $21.6 million and $13.1 million provisions for excess inventory that were recorded in the third and the fourth quarter respectively.

   Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, non-recurring engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. However, due to the recent downturn in the telecommunication equipment industry, we are prioritizing our development projects by expected returns and other measurements. As a result, we expect our research and development expenses to be flat or decrease in dollar amount next year compared to fiscal 2001.

   Sales and marketing expenses consist primarily of marketing, sales, customer service and application engineering support, as well as costs associated with promotional and other marketing expenses. We intend to maintain our direct and indirect sales operations both domestically and internationally. We expect that sales and marketing expenses will decrease substantially in dollar amount over the next year as we reduce marketing programs and pay less commission to direct sales and independent sales representatives due to the reduced revenue outlook.

   General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, allocated facilities, recruiting expenses, professional fees and other corporate expenses. We expect general and administrative expenses to decrease in dollar amount as we reduce personnel through our restructuring and cost containment program in response to the reduced revenue outlook.

   Stock compensation expense is a result of us selling restricted common stock or granting stock options to our employees with purchase or exercise prices per share determined to be below the fair values per share of our common stock for accounting purposes at the dates of purchase or grant. Stock compensation expense is also a result of the assumption of stock options previously granted to employees of Holographix, Inc., and the value of options issued to consultants. We acquired substantially all of the assets and certain liabilities of Holographix, Inc. in fiscal 2001. We are amortizing deferred stock compensation over the period in which our right to repurchase restricted stock lapses or the vesting period of the applicable options, which, in each case, is generally a maximum of four years.

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

   Despite growing annual revenues, we have not been profitable for any quarter since October 24, 1997 (inception). As of June 30, 2001, we had an accumulated deficit of $209.0 million. These losses have resulted primarily from developing our products, increasing manufacturing capacity, promoting brand recognition, developing our sales channels, establishing our management team, writing off excess inventory, restructuring operations and amortizing deferred stock compensation. As of June 30, 2001, we had net operating loss carry forwards for federal income tax purposes of approximately $40 million, which expire in years 2013 through 2021. We also had net operating loss carry forwards for state income tax purpose of approximately $33 million, which expire in years 2006 through 2011, at June 30, 2001.

   Because of continuing and substantial capital expenditures, research and development, sales and marketing and general and administrative expenses, we will need to generate significant revenue and growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

Results of Operations

Comparison of Fiscal 2001 and 2000

  Net Revenue

   Net revenue for fiscal 2001 was $131.2 million, compared to $40.7 million for fiscal 2000. The increase in net revenue was primarily due to our commercial success in PowerMux(TM) and to the increased demand in PowerFilter(TM) in the first half of fiscal 2001. Three customers, Fujitsu, Nortel, and WorldCom each accounted for at least 10% of net revenue for an aggregate of approximately 77% in fiscal 2001. In fiscal 2000, WorldCom alone accounted for 92% of net revenue.

  Cost of Revenue

   Our cost of revenue increased to $110.8 million in fiscal 2001 from $26.3 million in fiscal 2000. As a percentage, gross profit decreased on a year-over-year basis, from a gross profit of 35.3% for the year ended June 30, 2000 to a gross profit of 15.6% for the year ended June 30, 2001. The decrease in gross profit percentage was primarily the result of a $34.7 million provision for excess inventory. Excluding this charge, the gross profit percentage improved during the first half of fiscal 2001 due to increased economies of scale associated with substantial revenue growth in the first half of fiscal 2001, but declined in the second half of fiscal 2001 due to excess manufacturing capacity resulting from declining revenues reflecting the slowdown in telecommunications spending, and to the $34.7 million provision for excess inventory. See Note 4 of "Notes to Consolidated Financial Statements".

   We make inventory purchases and commitments decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configuration, we built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. Due to the sudden and significant decrease in demand for our products, inventory levels exceeded our requirements based on 6-month sales forecasts. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our 6-month demand forecast. $29.4 million of the provision relates to excess inventory on-hand and $5.3 million of the provision relates to excess inventory that will result from non-cancelable purchase obligations.

  Research and Development

   Research and development expenses increased to $37.9 million in fiscal 2001 from $15.6 million in fiscal 2000. The absolute dollar increase in research and development expenses from year to year was primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for PowerMux(TM), PowerExchanger(TM), PowerExpress(TM) and PowerShaper(TM) and costs of other development projects. The decrease in research and development expense as a percentage of net revenue, from 38% in fiscal 2000 to 29% in fiscal 2001, was primarily the result of an increase in our net revenue in fiscal 2001.

  Sales and Marketing

   Sales and marketing expenses increased to $15.5 million in fiscal 2001 from $6.0 million in fiscal 2000. The absolute dollar increase in sales and marketing expenses for fiscal 2001 as compared to fiscal 2000 was primarily the result of an increase in personnel expenses for sales and marketing staff, increased expenses related to customer support, increased sales commissions associated with higher net revenue, and increased promotional and product marketing expenses. The decrease in sales and marketing expense as a percentage of net revenue, from 15% in fiscal 2000 to 12% in fiscal 2001, was primarily the result of an increase in our net revenue in fiscal 2001.

  General and Administrative

   Our general and administrative expenses increased to $11.9 million in fiscal 2001 from $5.7 million in fiscal 2000. This increase was primarily the result of increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses. The decrease in general and administrative expenses as a percentage of net revenue, from 14% in fiscal 2000 to 9% in fiscal 2001, was primarily the result of an increase in our net revenue in fiscal 2001.

  Stock Compensation

   Stock compensation expense increased to $53.1 million in fiscal 2001 from $31.4 million in fiscal 2000. In fiscal 2001, we have recorded a total of $51.1 million of deferred stock compensation, with an unamortized balance of $32.8 million on our June 30, 2001 balance sheet. This increase was partially due to the granting of stock options and stock purchase rights to additional employees and consultants. Additionally, the increase was due to amortization of deferred stock compensation recognized for the intrinsic value of the unvested Avanex options granted to Holographix employees in exchange for their existing options. The deferred stock compensation was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

  Acquired in Process Research and Development

   During fiscal 2001, we recorded $4.7 million of acquired in-process research and development resulting from the acquisition of Holographix. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

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

   Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the acquisition. We estimated that a total investment of $2.7 million in research and development over 18 months, from the date of acquisition, would be required to complete the IPRD. To June 30, 2001, we have spent approximately $0.8 million. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

   In valuing the IPRD, we considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 25%. The discount rate was determined after consideration of our weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

  Amortization of Intangibles

   Amortization of intangibles was $9.7 million for fiscal 2001 representing the amortization of goodwill and other purchased intangible assets recorded in connection with our acquisition of Holographix. The intangibles are being amortized over their estimated remaining useful life of 3 to 5 years. Our amortization of intangibles will continue to generate net losses for the foreseeable future. Amortization of intangibles could change because of other acquisitions or impairment of existing intangibles in future periods.

   We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of property, equipment, and intangibles or render them not recoverable. We performed such an analysis as of June 30, 2001 and the estimated undiscounted future cash flow supported the carrying value of these assets. As a result, no revision of the estimated useful life or impairment charge was recorded other than as discussed in the following section.

   Certain factors that the Company considers important which could trigger an impairment review include, but not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value.

  Restructuring Charges

   In the fourth quarter of fiscal year 2001, we announced a restructuring program to downsize our organizational structure, primarily in manufacturing and administrative functions in our Fremont facilities, in order to align resources with the current business outlook and to lower our cost structure. As a result, we recorded a total pre-tax restructuring charge of $22.6 million, which includes workforce reduction cost of $3.3 million, abandonment of excess capital equipment of $14.7 million and abandonment of excess leased facilities of $4.6 million. See Note 2 of Notes to Consolidated Financial Statements.

  Workforce Reduction

   We reduced our headcount by a total of 654 through involuntary employee separations. As of June 30, 2001, approximately 349 employee separations were completed and 305 were completed on July 3, 2001. We recorded a charge of $3.3 million for this reduction, with a total remaining cash outlay of $2.5 million that is expected in the first quarter of fiscal 2002.

  Abandonment of Excess Equipment

   Due to our reduced workforce and our advanced purchases of equipment for our anticipated but not realized headcount increases in manufacturing direct labor, we abandoned excess equipment. We recorded a charge of $14.7 million for the restructuring.

  Abandonment of Excess Leased Facilities

   Due to the workforce reduction and anticipation of outsourcing certain manufacturing activities, we expect to sublease two excess buildings in Newark, California. The lease on these two buildings began in December 2000; however, we never occupied these buildings. In March 2001 we engaged a real estate broker to sublease the two buildings. Given the current real estate market condition in the Newark area, we do not expect to be able to sublease these two buildings before the fourth quarter of fiscal 2002 and as a result, we recorded a charge of $4.6 million.

   We realized $3.3 million cash savings from the restructuring plan in fiscal 2001. The restructuring plan is expected to yield cash savings of approximately $22.5 million annually, beginning in fiscal 2002. These savings largely relate to reduced employee-related costs and are expected to be realized primarily in operating expenses.

   We will continue to review our product lines and internal processes throughout fiscal 2002, which may result in additional cost structure improvements and associated restructuring charges.

  Other Income (Expense)

   Net other income increased to $12.5 million in fiscal 2001 from $5.7 million in fiscal 2000. This increase reflects an increase in interest income generated from higher average cash and cash equivalents balances and investments in short-term and long-term securities in fiscal 2001, which included the proceeds from our initial public offering completed in February 2000. This income is offset by interest expense associated with borrowings under our line of credit and capital lease obligations and equipment loans.

Comparison of Fiscal 2000 and 1999

  Net Revenue

   Net revenue for fiscal 2000 was $40.7 million. One customer, WorldCom, accounted for 92% of net revenue in fiscal 2000. Net revenue for fiscal 1999 was $510,000. During fiscal 1999, Hitachi, Sorrento, and WorldCom each accounted for at least 10% or more of Avanex's net revenue and all three combined accounted for 94% of Avanex's net revenue. The increase in net revenues was primarily due to the fact that fiscal 2000 was our first full year of product sales, during which we established acceptance of our products with customers and began volume shipments.

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

  Research and Development

   Research and development expense increased to $15.6 million in fiscal 2000 from $4.1 million in fiscal 1999. The absolute dollar increase in research and development expenses from year to year was primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for PowerMux(TM) and PowerShaper(TM) and cost of other development projects. The decrease in research and development expense as a percentage of net revenue, from 801% in fiscal 1999 to 38% in fiscal 2000, was primarily the result of an increase in our net revenue in fiscal 2000.

  Sales and Marketing

   Sales and marketing expenses increased to $6.0 million in fiscal 2000 from $1.0 million in fiscal 1999. The absolute dollar increase in sales and marketing expenses for fiscal 2000 as compared to fiscal 1999 was primarily the result of an increase in personnel expenses for sales and marketing staff, increased expenses related to customer support, increased sales commissions associated with higher net revenue, and increased promotional and product marketing expenses. The decrease in sales and marketing expense as a percentage of net revenue, from 187% in fiscal 1999 to 15% in fiscal 2000, was primarily the result of an increase in our net revenue in fiscal 2000.

  General and Administrative

   Our general and administrative expenses increased to $5.7 million in fiscal 2000 from $0.7 million in fiscal 1999. This increase was primarily the result of increased staffing for finance, management information systems, and human resources, and growth in recruiting and facility related expenses. The decrease in general and administrative expenses as a percentage of net revenue, from 142% in fiscal 1999 to 14% in fiscal 2000, was primarily the result of an increase in our net revenue in fiscal 2000.

  Stock Compensation

   Stock compensation expense increased to $31.4 million in fiscal 2000 from $3.5 million in fiscal 1999. In fiscal 2000, we recorded a total of $53.5 million of deferred stock compensation, with an unamortized balance of $36.1 million on our June 30, 2000 balance sheet. This increase was due to additional employees and the granting of stock options and stock purchase rights.

  Other Income (Expense)

   Net other income increased to $5.7 million in fiscal 2000 from $29,000 in fiscal 1999. This increase reflects an increase in interest income generated from higher average cash and cash equivalents balances and investments in short-term and long-term securities in fiscal 2000, which included the proceeds from our initial public offering completed in February 2000. This income is offset by interest expense associated with borrowings under our line of credit.

Unaudited Quarterly Results of Operation

   The following table presents our unaudited quarterly operating results for the eight quarters ended June 30, 2001:

                                                                         Quarter Ended
                                        ------------------------------------------------------------------------------
                                        Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,
                                          1999      1999      2000      2000      2000      2000      2001      2001
                                        --------- --------  --------- --------  --------- --------  --------- --------
                                                                  (In Thousand $, Unaudited)
Consolidated Statement of Operations Data:
Net revenue............................ $  4,417  $  6,499  $ 10,505  $ 19,322  $ 34,767  $ 47,948  $ 30,311  $ 18,218
Cost of revenue........................    3,431     4,763     6,781    11,368    19,255    25,305    39,775    26,459
                                        --------  --------  --------  --------  --------  --------  --------  --------
 Gross profit (loss)...................      986     1,736     3,724     7,954    15,512    22,643    (9,464)   (8,241)
Operating expenses:
 Research and development..............      950     2,038     5,018     7,581     8,165    10,703    11,064     7,924
 Sales and marketing...................      714       962     2,054     2,317     3,965     4,758     4,083     2,687
 General and administrative............      614     1,515     1,482     2,091     2,906     3,809     3,275     1,872
 Stock compensation....................    6,107     9,590     8,585     7,138    21,141    12,791    10,563     8,589
 Acquired in-process research and
   development.........................       --        --        --        --     4,700        --        --        --
 Amortization of intangibles...........       --        --        --        --     1,798     2,619     2,619     2,617
 Restructuring charge..................       --        --        --        --        --        --        --    22,586
                                        --------  --------  --------  --------  --------  --------  --------  --------
   Total operating expenses............    8,385    14,105    17,139    19,127    42,675    34,680    31,604    46,275
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations...................   (7,399)  (12,369)  (13,415)  (11,173)  (27,163)  (12,037)  (41,068)  (54,516)
Other incomes (expenses), net..........      (71)       45     1,950     3,747     3,415     3,509     3,553     2,044
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss before income taxes...............   (7,470)  (12,324)  (11,465)   (7,426)  (23,748)   (8,528)  (37,515)  (52,472)
Income taxes...........................       --        --        --        --     1,556     2,754    (1,101)   (3,209)
                                        --------  --------  --------  --------  --------  --------  --------  --------
 Net loss..............................   (7,470)  (12,324)  (11,465)   (7,426)  (25,304)  (11,282)  (36,414)  (49,263)
Stock accretion........................  (14,961)   (5,090)  (17,692)       --        --        --        --        --
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net loss attributable to common
 stockholders.......................... $(22,431) $(17,414) $(29,157) $ (7,426) $(25,304) $(11,282) $(36,414) $(49,263)
                                        ========  ========  ========  ========  ========  ========  ========  ========

   We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles in the United States.

   Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

  .  Fluctuations in demand for and sales of our products;

  .  Cancellations of orders and shipment rescheduling;

  . The ability of our outsourced manufacturing partners to timely produce and deliver subcomponents from their facilities in China in the quantity and the quality we require;

  . The practice of companies in the communications industry to sporadically place large orders with short lead times;

  . Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into our market and pricing pressures;

  . Our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

  .  Our ability to control expenses;

  . Availability of components for our products and increases in the price of these components;

  .  Mix of our products sold;

  .  Costs related to acquisitions of technology or businesses; and

  . General economic conditions, as well as those specific to the communications and related industries.

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

   As of June 30, 2001, we had cash and cash equivalents and short-term investments of $204.6 million and we had long-term investment holdings of $16.5 million. Cash used in operating activities was $6.7 million in fiscal 2001, compared to cash used of $10.0 million in fiscal 2000. The decrease was primarily due to the increase in stock compensation expense, provision for excess inventory, and non-cash portion of the restructuring charge, offset by an increase in our net loss and increase in inventory. We used $10.0 million in cash in operating activities in fiscal 2000 compared to $5.4 million in fiscal 1999. The increase was primarily due to the increase in our net loss, increase in accounts receivable and increase in inventories, offset by stock compensation expense and accounts payable.

   Cash used in investing activities was $17.3 million in fiscal 2001, compared to cash used of $161.3 million in fiscal 2000. The decrease was primarily due to an increase in held-to-maturity securities using the proceeds from the initial public offering. We used $161.3 million of cash in investing activities in fiscal 2000 compared to $2.8 million in fiscal 1999. The increase was primarily due to an increase in held-to-maturity securities using the proceeds from the initial public offering.

   Cash generated from financing activities was $12.3 million in fiscal 2001, compared to cash generated of $260.6 million in fiscal 2000. The decrease was primarily due to lower net proceeds from issuance of common stock and preferred stock. During fiscal 2000, we generated $238 million from our initial public offering. We generated $260.6 million in cash from financing activities in fiscal 2000, compared to $7.1 million in fiscal 1999. For fiscal 2000, cash provided by financing activities was attributable primarily to net proceeds from the issuance of common stock principally through our initial public offering and through the proceeds from the issuance of preferred stock.

   We financed property and equipment purchases through cash, capital leases or equipment credit lines. We had capitalized lease obligations outstanding of $12.7 million at June 30, 2001. In July 2000, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $10 million. In June 2001, the line was increased to $20 million. The revolving credit agreement terminates July 10, 2002, at which time all outstanding principal and interest are due. The line bears interest at the prime rate. In February 2001, the company entered into a loan and security agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $3 million to be used to finance the acquisition of equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 10.4%. In February 2001, the Company also entered into a loan agreement with another financial institution to borrow $2.3 million to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate is 9.406%.

   In connection with our initial expansion into a new manufacturing facility adjacent to our headquarters in Fremont, California we spent approximately $22.8 million for equipment and leasehold improvements, beginning in the first quarter of fiscal 2001, through the third quarter ended March 31, 2001. We moved our main production into this building in July 2000. Our capital requirements depend on market acceptance of our products, the timing and extent of new product introductions and delivery, and the need for us to develop, market, sell and support our products on a worldwide basis.

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

Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company's will be July 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

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

   The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company as of June 30, 2001 and 2000 (in thousands).

As of June 30, 2001

                                        Years Ended June 30,   Total     Fair
                                        -------------------  Amortized  Market
                                          2002        2003     Cost     Value
                                        --------    -------  --------- --------
      Held-to-maturity securities...... $125,278    $16,462  $141,740  $142,144
      Average interest rate............      5.4%       5.3%

As of June 30, 2000

                                        Years Ended June 30,   Total     Fair
                                        -------------------  Amortized  Market
                                          2001        2002     Cost     Value
                                         -------    -------  --------- --------
      Held-to-maturity securities...... $93,357     $56,943  $150,300  $148,282
      Average interest rate............     6.6%        7.1%

Exchange Rate Sensitivity

   We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

   Report of Ernst & Young LLP, Independent Auditors......... 47

   Consolidated Balance Sheets............................... 48

   Consolidated Statements of Operations..................... 49

   Consolidated Statements of Stockholders' Equity (Deficit). 50

   Consolidated Statements of Cash Flows..................... 51

Notes to Consolidated Financial Statements................... 52

Financial Statement Schedule:

   Schedule II--Valuation and Qualifying Accounts............ 70

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Avanex Corporation

   We have audited the accompanying consolidated balance sheets of Avanex Corporation as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avanex Corporation at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /S/  ERNST & YOUNG LLP

San Jose, California
July 31, 2001

                              AVANEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                            June 30,
                                                                                      -------------------
                                                                                        2001       2000
                                                                                      ---------  --------
Assets
Current assets:
   Cash and cash equivalents......................................................... $  79,313  $ 90,964
   Short-term investments............................................................   125,278    93,357
   Accounts receivable (net of allowance for doubtful accounts of $1,009 at 2001 and
     $452 at 2000)...................................................................    13,977     9,942
   Inventories.......................................................................     6,451     8,266
   Other current assets..............................................................       877     1,922
                                                                                      ---------  --------
       Total current assets..........................................................   225,896   204,451
Long-term investments................................................................    16,462    56,943
Property and equipment, net..........................................................    25,864    14,990
Intangibles, net.....................................................................    42,724        --
Other assets.........................................................................       643     1,757
                                                                                      ---------  --------
       Total assets.................................................................. $ 311,589  $278,141
                                                                                      =========  ========
Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings............................................................. $   6,488  $  1,525
   Accounts payable..................................................................    13,506     7,668
   Current portion of accrued restructuring charge...................................     7,333        --
   Other accrued expenses............................................................     6,563     2,045
   Warranty..........................................................................     5,589     1,941
   Current portion of long-term obligations..........................................     5,060       786
   Accrued compensation and related expenses.........................................     4,756     2,999
   Deferred revenue..................................................................     1,948     1,953
                                                                                      ---------  --------
       Total current liabilities.....................................................    51,243    18,917
Long-term obligations................................................................    12,527     2,067
Accrued restructuring charge.........................................................     2,465        --
                                                                                      ---------  --------
       Total liabilities.............................................................    66,235    20,984

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued
     and outstanding at June 30, 2001 and 2000.......................................        --        --
   Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2001 and 2000; 65,310,883 and 64,261,593 shares issued and outstanding at June 30,
     2001 and 2000, respectively.....................................................        65        64
   Additional paid-in capital........................................................   489,204   385,198
   Notes receivable from stockholders................................................    (2,048)   (5,173)
   Deferred compensation.............................................................   (32,818)  (36,146)
   Accumulated deficit...............................................................  (209,049)  (86,786)
                                                                                      ---------  --------
       Total stockholders' equity....................................................   245,354   257,157
                                                                                      ---------  --------
       Total liabilities and stockholders' equity.................................... $ 311,589  $278,141
                                                                                      =========  ========

                            See accompanying notes.

                              AVANEX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                             Years Ended June 30,
                                                                         ----------------------------
                                                                           2001       2000     1999
                                                                         ---------  --------  -------
Net revenue............................................................. $ 131,244  $ 40,743  $   510
Cost of revenue.........................................................   110,794    26,343      531
                                                                         ---------  --------  -------
   Gross profit (loss)..................................................    20,450    14,400      (21)
Operating expenses:
   Research and development.............................................    37,856    15,587    4,086
   Sales and marketing..................................................    15,493     6,047      956
   General and administrative...........................................    11,862     5,702      723
   Stock compensation...................................................    53,084    31,420    3,464
   Acquired in-process research and development.........................     4,700        --       --
   Amortization of intangibles..........................................     9,653        --       --
   Restructuring charge.................................................    22,586        --       --
                                                                         ---------  --------  -------
       Total operating expenses.........................................   155,234    58,756    9,229
Loss from operations....................................................  (134,784)  (44,356)  (9,250)
Interest and other income...............................................    14,443     6,366      148
Interest and other expense..............................................    (1,922)     (695)    (119)
                                                                         ---------  --------  -------
Net loss................................................................  (122,263)  (38,685)  (9,221)
Stock accretion.........................................................        --   (37,743)      --
                                                                         ---------  --------  -------
Net loss attributable to common stockholders............................ $(122,263) $(76,428) $(9,221)
                                                                         =========  ========  =======
Basic and diluted net loss per common share............................. $   (2.12) $  (3.07) $ (4.97)
                                                                         =========  ========  =======
Weighted average shares used in computing basic and diluted net loss per
  common share..........................................................    57,620    24,936    1,857
                                                                         =========  ========  =======

                            See accompanying notes.

                              AVANEX CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (In thousands, except share and per share data)

                                                                           Notes                                  Total
                                                             Additional  Receivable    Deferred               Stockholders'
                                                      Common  Paid-in       From        Stock     Accumulated    Equity
                                                      Stock   Capital   Stockholders Compensation   Deficit     (Deficit)
                                                      ------ ---------- ------------ ------------ ----------- -------------
Balance at June 30, 1998.............................  $ 7    $  2,105    $    (6)     $ (1,774)   $  (1,137)   $    (805)
  Issuance of 11,129,190 shares of common stock
   upon exercise of stock options and share purchase
   rights............................................   11         350       (342)           --           --           19
  Repurchase of 37,899 shares of common stock........   --          --         --            --           --           --
  Issuance of common stock options to consultants....   --         539         --            --           --          539
  Deferred stock compensation........................   --      11,502         --       (11,502)          --           --
  Amortization of deferred stock compensation........   --          --         --         2,925           --        2,925
  Net loss and comprehensive loss....................   --          --         --            --       (9,221)      (9,221)
  Other..............................................   --         (13)        22            --           --            9
                                                       ---    --------    -------      --------    ---------    ---------
Balance at June 30, 1999.............................   18      14,483       (326)      (10,351)     (10,358)      (6,534)
  Issuance of 35,019,134 shares of common stock to
   preferred stockholders upon conversion............   35      30,373         --            --           --       30,408
  Sale of 6,900,000 shares of common stock upon the
   completion of initial public offering, net of
   issuance costs of $2,813..........................    7     228,200         --            --           --      228,207
  Sale of 769,230 shares of common stock to
   corporate investors, concurrent with the initial
   public offering...................................    1       9,999         --            --           --       10,000
  Issuance of 5,710,062 shares of common stock upon
   exercise of stock options and share purchase
   rights............................................    6       5,489     (4,880)           --           --          615
  Repurchase of 2,615,624 shares of common stock.....   (3)        (32)        33            --           --           (2)
  Issuance of warrants...............................   --         118         --            --           --          118
  Issuance of 337,500 shares of common stock upon
   the exercise of warrants..........................   --       1,349         --            --           --        1,349
  Issuance of common stock options to consultants....   --       3,707         --            --           --        3,707
  Stock accretion....................................   --      37,743         --            --      (37,743)          --
  Deferred stock compensation........................   --      53,508         --       (53,508)          --           --
  Amortization of deferred stock compensation........   --          --         --        27,713           --       27,713
  Net loss and comprehensive loss....................   --          --         --            --      (38,685)     (38,685)
  Other..............................................   --         261         --            --           --          261
                                                       ---    --------    -------      --------    ---------    ---------
Balance at June 30, 2000.............................   64     385,198     (5,173)      (36,146)     (86,786)     257,157
  Issuance of 1,251,132 shares of common stock upon
   exercise of stock options and share purchase
   rights............................................    1       2,918         --            --           --        2,919
  Issuance of 34,216 shares of common stock relating
   to employee stock purchase plan...................   --       1,414         --            --           --        1,414
  Payments received on stockholders' notes
   receivable........................................   --          --      3,125            --           --        3,125
  Issuance of 501,880 shares of common stock and
   assumption of options for 709,047 shares of
   common stock upon acquisition of Holographix......    1      96,069         --       (43,579)          --       52,491
  Repurchase of 766,667 shares of common stock.......   (1)     (2,572)        --            --           --       (2,573)
  Issuance of common stock options to consultants....            6,360         --            --           --        6,360
  Deferred compensation associated with options
   canceled..........................................   --      (7,862)        --         7,862           --           --
  Deferred stock compensation........................   --       7,553         --        (7,553)          --           --
  Amortization of deferred stock compensation........   --          --         --        46,598           --       46,598
  Issuance of 28,729 shares of common stock upon
   exercise of warrants..............................   --          --         --            --           --           --
  Other..............................................   --         126         --            --           --          126
  Net loss and comprehensive loss....................   --          --         --            --     (122,263)    (122,263)
                                                       ---    --------    -------      --------    ---------    ---------
Balance at June 30, 2001.............................  $65    $489,204    $(2,048)     $(32,818)   $(209,049)   $ 245,354
                                                       ===    ========    =======      ========    =========    =========

                            See accompanying notes.

                              AVANEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                 Years Ended June 30,
                                                                            -----------------------------
                                                                              2001       2000      1999
                                                                            ---------  ---------  -------
Operating activities
Net loss................................................................... $(122,263) $ (38,685) $(9,221)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...........................................     9,622      2,545      380
   Amortization of intangibles.............................................     9,653         --       --
   Stock compensation expense..............................................    53,084     31,420    3,464
   Acquired in-process research and development............................     4,700         --       --
   Non-cash portion of restructuring charge................................    14,680         --       --
   Provision for excess inventory..........................................    34,661         --       --
   Provision for doubtful accounts.........................................       557        422       30
   Other...................................................................        --         --       22
   Changes in operating assets and liabilities:
      Accounts receivable..................................................    (4,527)   (10,092)    (302)
      Inventories..........................................................   (27,510)    (7,640)    (626)
      Other current assets.................................................     1,048     (1,454)    (431)
      Other assets.........................................................     1,114     (1,702)     (35)
      Accounts payable.....................................................       504      6,678      893
      Accrued compensation and related expenses............................     1,744      2,757      176
      Restructuring accrued................................................     9,798         --       --
      Warranty.............................................................     3,648      1,890       51
      Other accrued expenses and deferred revenue..........................     2,834      3,791      163
                                                                            ---------  ---------  -------
         Net cash used in operating activities.............................    (6,653)   (10,070)  (5,436)

Investing activities
Purchases of available-for-sale securities.................................        --         --   (3,968)
Maturities of available-for-sale securities................................        --      1,968    2,000
Purchases of held-to-maturity securities...................................  (129,420)  (167,538)      --
Maturities of held-to-maturity securities..................................   137,980     17,238       --
Purchases of property and equipment........................................   (22,807)   (12,985)    (863)
Acquisition of subsidiary, net of cash assumed.............................    (3,047)        --       --
                                                                            ---------  ---------  -------
         Net cash used in investing activities.............................   (17,294)  (161,317)  (2,831)

Financing activities
Payments on long-term debt and capital lease obligations...................    (2,820)    (2,036)    (135)
Proceeds from short-term borrowings and long-term debt.....................    10,231      2,150      450
Net proceeds from issuance of common stock.................................     1,760    240,169       19
Proceeds from payments of stockholders notes receivable....................     3,125         --       --
Net proceeds from issuance of preferred stock..............................        --     20,027    6,815
Other......................................................................        --        285       --
                                                                            ---------  ---------  -------
         Net cash provided by financing activities.........................    12,296    260,595    7,149

Net increase (decrease) in cash and cash equivalents.......................   (11,651)    89,208   (1,118)
Cash and cash equivalents at beginning of year.............................    90,964      1,756    2,874
                                                                            ---------  ---------  -------
Cash and cash equivalents at end of year................................... $  79,313  $  90,964  $ 1,756
                                                                            =========  =========  =======

Supplemental disclosures of noncash transactions
Equipment acquired under capital leases.................................... $  15,561  $   2,761  $   780
                                                                            =========  =========  =======
Conversion of notes payable to convertible preferred stock................. $      --  $  30,408  $    --
                                                                            =========  =========  =======
Common stock issued for notes receivable................................... $      --  $   4,880  $   342
                                                                            =========  =========  =======
Stock accretion............................................................ $      --  $  37,743  $    --
                                                                            =========  =========  =======
Warrants issued in connection with securing a line of credit............... $      --  $     118  $    --
                                                                            =========  =========  =======

Supplemental disclosures of cash flow information
Interest paid.............................................................. $   1,299  $     553  $   117
                                                                            =========  =========  =======

                            See accompanying notes.

                              AVANEX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

1. Summary of Significant Accounting Policies

  Organization and Basis of Presentation

   The Company manufactures and markets fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks.

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Avanex Cayman. Intercompany accounts and transactions have been eliminated in consolidation.

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

  Fair Value of Financial Instruments

   The carrying value of cash, accounts receivable, employee receivables, accounts payable, accrued expenses, short-term borrowings and long-term obligations approximates fair value.

  Investments

   Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost.

   Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, based upon quoted market prices of the securities, with the unrealized gains and losses reported in a separate component of other stockholders' equity.

   The cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and interest on the securities are included in interest income. The cost of securities sold is based on the specific identification method.

  Concentration of Credit Risk

   Financial instruments, which subject the Company to potential credit risk, consist of demand deposit accounts, money market accounts, short-term and long-term investments, employee receivables and accounts

                              AVANEX CORPORATION
receivable. The Company maintains its demand deposit accounts, money market accounts and short-term and long-term investments primarily with two financial institutions. The Company invests its excess cash principally in debt securities.

   The Company sells primarily to large communication vendors. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses. The Company has not experienced significant losses to date. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements.

  Revenue Recognition

   The Company recognizes product revenue when the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed and determinable and there are no uncertainties with respect to customer acceptance. For evaluation units where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned.

  Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the useful lives of the assets, generally two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

  Intangible Assets

   Intangible assets result from the acquisition of Holographix, Inc. ("Holographix"). Amortization of intangibles is provided on the straight-line basis over the three to five year estimated useful life of these assets. As of June 30, 2001, the accumulated amortization of intangibles was $9,653,000.

  Impairment of Long-Lived Assets

   The Company reviews long-lived assets, including property, equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

  Research and Development Costs

   Research and development costs are expensed as incurred.

  Stock-Based Compensation

   Stock based awards to employees are accounted for under the intrinsic value method. The effects of accounting for such awards under the fair value method are disclosed in the notes to consolidated financial statements. Accordingly, deferred stock compensation is recognized for the difference between the option price or share purchase right exercise price at the date of grant and the fair value of the Company's common shares at that date when the option or share purchase right exercise price is less than the fair value of the common shares. Such deferred stock compensation is amortized over the vesting period, generally a maximum of four years.

                              AVANEX CORPORATION

   Equity instruments granted to consultants are accounted for using the Black-Scholes method and the equity instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

  Inventories

   Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis).

  Income Taxes

   The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2001, 2000 and 1999 were $932,000, $919,000 and
$76,000, respectively, and are included in sales and marketing expenses.

  Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company's will be July 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

2. Restructuring Charge

   During the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize the Company's organizational structure, primarily in manufacturing and administration functions in its Fremont, California facilities, in order to align resources with the current business outlook and to lower the Company's cost structure. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million.

  Workforce Reduction

   The Company reduced its workforce by a total of 654 employees through involuntary employee separations through July 3, 2001. The Company recorded a charge of $3.3 million for employee separations.

  Abandonment of Excess Equipment

   The Company abandoned excess equipment and recorded a charge of $14.7 million. Certain of the excess equipment is under capital lease and the corresponding capital lease amount has been included in the

                              AVANEX CORPORATION
restructuring liability as of June 30, 2001. Equipment with a cost of approximately $3.8 million included in the restructuring charge was capitalized under capital lease. Related accumulated amortization accounted for approximately $0.9 million.

  Abandonment of Excess Leased Facilities

   The Company is attempting to sublease two excess buildings in Newark, California. The lease on these two buildings began in December 2000; however, the Company never occupied these buildings. In March 2001, the Company engaged a real estate broker to sublease the two buildings. Given the current real estate market condition in the Newark area, the Company does not expect to be able to sublease these two buildings before the fourth quarter of fiscal year 2002 and as a result, the Company recorded a charge of $4.6 million.

   A summary of the restructuring charges is as follows (in thousands):

                                                                      Restructuring
                                             Total   Noncash   Cash   Liabilities at
                                             Charge  Charges Payments June 30, 2001
                                             ------- ------- -------- --------------
Workforce reduction......................... $ 3,267 $    --  $  753      $2,514
Abandonment of excess equipment.............  14,680  14,680      --          --
Abandonment of excess leased facilities.....   4,639      --     630       4,009
Capital leases..............................      --      --      --       3,275
                                             ------- -------  ------      ------
   Total.................................... $22,586 $14,680  $1,383      $9,798
                                             ======= =======  ======
Less current portion........................                               7,333
                                                                          ------
Long-term portion...........................                              $2,465
                                                                          ======

   Remaining cash expenditures relating to workforce reduction will be paid in the first quarter of fiscal 2002. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in fiscal 2002.

3. Net Loss Per Share

   The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                       Years Ended June 30,
                                                  -----------------------------
                                                    2001       2000      1999
                                                  ---------  --------  --------
Net loss attributable to common stockholders..... $(122,263) $(76,428) $ (9,221)
                                                  =========  ========  ========
Basic and diluted:
   Weighted-average shares of common stock
     outstanding.................................    65,181    37,396    12,851
   Less: weighted-average shares subject to
     repurchase..................................    (7,561)  (12,460)  (10,994)
                                                  ---------  --------  --------
Weighted-average shares used in computing basic
  and diluted net loss per common share..........    57,620    24,936     1,857
                                                  =========  ========  ========
Basic and diluted net loss per common share...... $   (2.12) $  (3.07) $  (4.97)
                                                  =========  ========  ========

                              AVANEX CORPORATION

   During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands):

                                                            Years Ended June 30,
                                                            --------------------
                                                             2001   2000   1999
                                                            -----  -----  ------
Redeemable convertible preferred stock.....................    --     --  29,788
Outstanding options........................................ 7,288  3,989     989
Outstanding warrants.......................................    --     29     338

4. Consolidated Balance Sheet Details

  Cash equivalents, Short-Term and Long-Term Investments

   The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its investments.

   Cash equivalents, short-term and long-term investments consist of the following (in thousands):

                                                    June 30, 2001
                                      ------------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Estimated
                                        Cost      Gains      Losses   Fair Value
                                      --------- ---------- ---------- ----------
Cash Equivalents
   Money Market...................... $ 14,608     $ --      $  --     $ 14,608
   Commercial Paper..................   54,418       --        (10)      54,408
   United States Government Agencies.   11,938       --         --       11,938
                                      --------     ----      -----     --------
                                        80,964       --        (10)      80,954
Short Term Investments
   Commercial Paper..................   38,803       --         (3)      38,800
   Corporate Notes...................   15,423       36         (1)      15,458
   Certificate of Deposits...........    4,832       --         --        4,832
   Market Auction Preferreds.........    6,524       --         --        6,524
   United States Government Agencies.   26,976      196         (1)      27,171
   Corporate Bonds...................   13,503      135         --       13,638
   Foreign Debt Securities...........    3,089       19         --        3,108
   Medium Term Notes.................   16,128      154         --       16,282
                                      --------     ----      -----     --------
                                       125,278      540         (5)     125,813

Long Term Investments--due between one year and two years
   Corporate Bonds...................    5,825        2        (93)       5,734
   US Agencies.......................    8,585        6        (53)       8,538
   Foreign Debt Securities...........    2,052        7         --        2,059
                                      --------     ----      -----     --------
                                        16,462       15       (146)      16,331
                                      --------     ----      -----     --------
       Total......................... $222,704     $555      $(161)    $223,098
                                      ========     ====      =====     ========

                              AVANEX CORPORATION

                                                      June 30, 2000
                                        ------------------------------------------
                                                    Gross      Gross
                                        Amortized Unrealized Unrealized Estimated
                                          Cost      Gains      Losses   Fair Value
                                        --------- ---------- ---------- ----------
Cash Equivalents
   Money Market........................ $  6,142     $ --     $    --    $  6,142
   Commercial Paper....................   78,207       --         (29)     78,178
   Market Auction Preferreds...........    2,006       --          --       2,006
   Money Market--Comerica..............    4,518       --          --       4,518
   Other...............................      672       --          --         672
                                        --------     ----     -------    --------
                                          91,545       --         (29)     91,516
Short Term Investments
   Commercial Paper....................   21,743       --          (1)     21,742
   Corporate Notes.....................    8,103       --        (123)      7,980
   Certificate of Deposits.............    6,078        1          --       6,079
   Market Auction Preferreds...........    4,532       --          --       4,532
   United States Government Agencies...   39,537       --        (649)     38,888
   Corporate Bonds.....................    1,439       --          (2)      1,437
   Foreign Debt Securities.............    2,019       --         (43)      1,976
   Medium Term Notes...................    6,838       --        (113)      6,725
   US Agencies.........................    3,068        2          --       3,070
                                        --------     ----     -------    --------
                                          93,357        3        (931)     92,429

Long Term Investments--due between one year and two years
   Corporate Bonds.....................   16,257       --        (152)     16,105
   Corporate Notes.....................    9,998       --        (333)      9,665
   Medium Term Notes...................   25,627       --        (456)     25,171
   Foreign Debt Securities.............    5,061       --        (149)      4,912
                                        --------     ----     -------    --------
                                          56,943       --      (1,090)     55,853
                                        --------     ----     -------    --------
       Total........................... $241,845     $  3     $(2,050)   $239,798
                                        ========     ====     =======    ========

   Estimated fair value is based upon market prices quoted on the last day of the fiscal year.

  Inventories

   Inventories consist of the following (in thousands):

                                                       June 30,
                                                     -------------
                                                      2001   2000
                                                     ------ ------
             Raw materials.......................... $1,963 $2,815
             Work-in-process........................  2,492  4,676
             Finished goods.........................  1,996    775
                                                     ------ ------
                                                     $6,451 $8,266
                                                     ====== ======

   Due to a sudden and significant decrease in forecasted revenue, the Company recorded a provision for excess inventory of $34.7 million. This excess inventory charge was calculated in accordance with the Company's policy, which is based on inventory levels in excess of 6-months demand forecast for each specific product, and management does not believe it will be able to sell such inventory.

                              AVANEX CORPORATION

  Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                            June 30,
                                                        ----------------
                                                         2001     2000
                                                        -------  -------
      Computer hardware and software................... $   751  $   619
      Production and engineering equipment.............  24,283   11,588
      Office equipment, furniture and fixtures.........   1,559      646
      Leasehold improvements...........................   5,194      391
      Construction in progress.........................       8    4,586
                                                        -------  -------
                                                         31,795   17,830
      Accumulated depreciation.........................  (5,931)  (2,840)
                                                        -------  -------
                                                        $25,864  $14,990
                                                        =======  =======

   Construction in progress primarily consists of leasehold improvements constructed and equipment received before June 30, 2000, but not placed into service until the completion of the Company's new facility in Fremont in July 2000.

5. Related Party Transactions

   In September 2000, the Company loaned $150,000 to an officer. The promissory note, which bears interest at 6.50% per annum, and accrued interest are payable in full to the Company on September 24, 2001.

   In November 1999, the Company loaned $125,000 to an officer. The interest rate on the promissory note was 5.57% per annum. This promissory note was paid in fiscal 2001.

   In connection with the exercise of certain stock options and share purchase rights granted under the Company's stock option plan, the Company has received promissory notes equal to the total exercise price of these stock options and share purchase rights. These full recourse promissory notes, which bear interest at 4.99%-6.21% per annum, and accrued interest are payable in full to the Company, generally four to five years from the date each of the promissory notes was issued. Promissory notes for the exercise of certain stock options and share purchase rights totaling $2,048,000, $5,173,000 and $326,000 were outstanding as of June 30, 2001, 2000 and 1999. These notes are classified as a reduction of stockholders' equity.

   One of the Company's directors is a senior vice president of WorldCom, Inc. WorldCom, Inc. accounted for 35%, 92%, and 32% of the Company's net revenue for the years ended June 30, 2001, 2000 and 1999, respectively.

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

                              AVANEX CORPORATION

   Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year as of June 30, 2001 are as follows (in thousands):

                                                        Operating
                                                         Leases
                                                        ---------
               Year ending June 30,
                  2002.................................  $ 3,643
                  2003.................................    3,311
                  2004.................................    3,387
                  2005.................................    3,315
                  2006.................................    2,513
               Remaining years.........................   13,696
                                                         -------
                      Total minimum lease payments.....  $29,865
                                                         =======

   The Company's rental expense under operating leases was approximately $5,564,000, $1,799,000 and $346,000 for the years ended June 30, 2001, 2000 and
1999, respectively.

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

7. Financing Arrangements

  Short-Term Borrowing

   In July 1999, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $3,750,000, which was increased to $10 million in July 2000 and to $20 million in June 2001. The revolving credit agreement terminates July 10, 2002, at which time all outstanding principal and interest are due. The line bears interest at the prime rate (prime rate plus 0.75% prior to July 2000). The Company has pledged all of its assets as collateral for this line. This line of credit requires the Company to comply with specified covenants. The Company did not meet one of these covenants for the year ended June 30, 2001 but received a waiver from the financial institution. At June 30, 2001 and 2000, the Company had borrowings of $6,488,000 and $1,525,000 against this line, respectively.

  Long-Term Debt

   In February 2001, the Company entered into a loan and security agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $3,000,000 to be used to finance the acquisition of equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loans is 10.4%. As of June 30, 2001, the Company had outstanding $2,785,000.

   In February 2001, the Company entered into a loan agreement with a financial institution to borrow $2,269,000 to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate is 9.406%. As of June 30, 2001, the Company had $2,129,000 outstanding.

                              AVANEX CORPORATION

   Payments due under financing arrangements as of June 30, 2001 are as follows (in thousands):

           Year ending June 30,
              2002.......................................... $1,932
              2003..........................................  1,932
              2004..........................................  1,640
              2005..........................................    191
                                                             ------
                  Total payments............................  5,695
           Amounts representing interest....................   (781)
                                                             ------
           Present value of net remaining payments..........  4,914
           Less current portion.............................  1,510
                                                             ------
           Long-term portion................................ $3,404
                                                             ======

  Capital Lease Obligations

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

   Payments due under capital leases for certain equipment as of June 30, 2001 are as follows (in thousands):

                                                             Capital
                                                             Leases
                                                             -------
           Year ending June 30,
              2002.......................................... $ 4,816
              2003..........................................   4,772
              2004..........................................   3,588
              2005..........................................   2,090
                                                             -------
                  Total minimum lease payments..............  15,266
           Amount representing interest.....................  (2,593)
                                                             -------
           Present value of net minimum lease payments......  12,673
           Less current portion.............................   3,550
                                                             -------
           Long-term portion................................ $ 9,123
                                                             =======

   At June 30, 2001 and 2000, equipment amounting for approximately $12,164,000 and $3,681,000, respectively, was capitalized under capital leases. Related accumulated amortization at June 30, 2001 and 2000 amounted to approximately $1,551,000 and $848,000, respectively. The lease agreements are payable in monthly installments through March 2005, bearing interest at rates between 8.5% and 19.5% per annum, and are fully secured by the related equipment.

8. Acquisition of Holographix

   On July 25, 2000, the Company acquired substantially all of the assets and liabilities of Holographix, a developer and manufacturer of holographic diffraction gratings. The transaction was accounted for as a purchase and accordingly, the accompanying consolidated financial statements include the results of operations of

                              AVANEX CORPORATION

Holographix subsequent to the acquisition date. The total purchase price of $99.1 million included consideration of 501,880 shares of Avanex common stock, the issuance of 709,047 Avanex stock options in exchange for Holographix options and direct transaction costs.

   The total purchase cost of Holographix is as follows (in thousands):

           Value of securities issued....................... $40,287
           Assumption of Holographix options................  55,783
                                                             -------
                                                              96,070
           Transaction costs and expenses...................   3,077
                                                             -------
                                                             $99,147
                                                             =======

   The purchase price allocation is as follows (in thousands):

                                                             Amount
                                                             -------
           Purchase Price Allocation:
              Tangible net assets (liabilities)............. $(1,509)
           Intangible assets acquired:
              Developed technology..........................   2,400
              Assembled workforce...........................     300
              In-process research and development...........   4,700
              Deferred compensation expense.................  43,579
              Goodwill......................................  49,677
                                                             -------
                  Total purchase price allocation........... $99,147
                                                             =======

   Tangible net assets acquired include cash, accounts receivable, inventories and property and equipment. Liabilities assumed principally include accounts payable, notes payable, accrued compensation and accrued expenses. A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPRD"). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Holographix concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

   Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the transaction. The Company estimated that a total investment of $2.7 million in research and development over the 18 months following the acquisition would be required to complete the IPRD. The Company has spent approximately $0.8 million in the year ended June 30, 2001 on these projects. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

   In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any

                              AVANEX CORPORATION
associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 25%. The discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

   The acquired existing technology, which is comprised of products that are already technologically feasible, mainly includes holographic based laser scanning systems and the recording of custom holographic master gratings. The Company is amortizing the acquired existing technology of approximately $2.4 million on a straight-line basis over an average estimated remaining useful life of 5 years.

   The acquired assembled workforce is comprised of 9 skilled employees. The Company is amortizing the value assigned to the assembled workforce of approximately $300,000 on a straight-line basis over an estimated remaining useful life of 3 years.

   Deferred compensation is recognized for the intrinsic value of the unvested Avanex options exchanged for options held by employees of Holographix. The $43.6 million of deferred compensation is amortized over the remaining vesting period, of approximately 4 years.

   Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, is being amortized on a straight-line basis over its estimated remaining useful life of 5 years.

   The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of Holographix had occurred at the beginning of fiscal 2000 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 2000 or of results which may occur in the future. The pro forma results of operations combines the consolidated results of operations of the Company and Holographix, excluding the charge for acquired in-process research and development attributable to Holographix.

                                                        Year Ended June 30,
                                                       --------------------
                                                          2001       2000
                                                       ---------   --------
                                                       (In thousands, except
                                                          per share data)
     Net Revenue...................................... $ 131,246   $ 42,013
     Net loss attributable to common stockholders.....  (122,271)   (76,465)
     Loss per share...................................     (2.12)     (3.01)

9. Stockholders' Equity

  Shares issued to Founder

   The Company issued 2,700,000 shares of stock to one of its founders pursuant to a restricted stock purchase agreement that permits the Company to repurchase the shares at the original sales price. At June 30, 2001 and 2000, 393,750 and 1,068,750 shares remained subject to repurchase under these agreements, respectively.

                              AVANEX CORPORATION

  Completion of Initial Public Offering

   Concurrently with the completion of its initial public offering, the Company sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of WorldCom, Inc., an aggregate of 769,230 shares of common stock for $13.00 per share. The Company recorded an accretion charge equal to the difference between the initial public offering price of $36 per share and $13 per share. The non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized on the date of issuance.

   Upon the closing of its initial public offering, all the Company's outstanding preferred stock automatically converted into an aggregate of 35,019,134 shares of Common Stock.

  Stock Option/Rights Plans

   The Company adopted the 1998 Stock Plan (the "Option Plan"), under which officers, employees, directors, and consultants may be granted Incentive Stock Options ("ISOs") and Nonstatutory Stock Options ("NSOs") to purchase shares of the Company's common stock.

   The Option Plan permits ISOs and NSOs to be granted at an exercise price of not less than 100% of the fair value on the date of grant as determined by the Board of Directors. Options that expire (generally ten years from the grant date) or are canceled are returned to the Option Plan. The term of the Option Plan is ten years. Options may be granted with different vesting terms as determined by the Board of Directors. The options typically vest over four years.

   The authorized shares under the Option Plan automatically increase each July 1, equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company's outstanding shares, or (iii) a smaller amount determined by the Company's Board of Directors.

   In July 2000, the Company assumed options to purchase 709,047 shares (on a converted basis) in connection with the acquisition of all of the assets and some liabilities of Holographix Inc. The assumed stock options are governed by the terms and conditions of their respective Holographix stock option agreements and the 2000 Holographix stock plan. Options expire ten years after the grant date or earlier upon termination of an optionee's services to the company. Generally, the Holographix options vest 25% after the grant date and 1/48 per month thereafter.

   In January 2000, the Company adopted the 1999 Director Option Plan (the "Director Plan"). Non-employee directors are entitled to participate in the Director Plan. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Director Plan, plus automatic annual increases beginning on July 1, 2000 equal to the lesser of (i) 150,000 shares,
(ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company's Board of Directors. The Director Plan generally provides for an automatic initial grant of an option to purchase 40,000 shares of our common stock to each non-employee director on the date which the later of the following events occur: the effective date of the Director Plan; or the date when a person first becomes a non-employee director. After the initial grant, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of our common stock each year on the date of the Company's annual stockholders' meeting. Grants generally shall have a term of 10 years. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. Each subsequent option grant will fully vest on the anniversary of its date of grant. The exercise price of all options will be 100% of the fair market value per share of our common stock on the date of grant.

                              AVANEX CORPORATION

   Stock option activity under the Option Plan and Director Plan is as follows:

                                                       Outstanding Options
                                                      ---------------------
                                                                  Weighted-
                                                                   Average
                                                      Number of   Exercise
                                                       Shares       Price
                                                      ----------  ---------
    Balance at June 30, 1998.........................    348,602   $ 0.01
       Options granted...............................  1,297,050     0.03
       Options exercised.............................   (618,602)    0.02
       Options canceled..............................    (38,250)    0.05
                                                      ----------   ------
    Balance at June 30, 1999.........................    988,800     0.05
       Options granted...............................  4,109,654    10.71
       Options exercised.............................   (753,897)    0.82
       Options canceled..............................   (355,551)    4.82
                                                      ----------   ------
    Balance at June 30, 2000.........................  3,989,006    10.45
       Options granted...............................  4,338,608    44.76
       Options assumed in Holographix acquisition....    709,047     3.85
       Options exercised............................. (1,161,132)    2.51
       Options canceled..............................   (587,527)   53.67
                                                      ----------   ------
    Balance at June 30, 2001.........................  7,288,002   $28.02
                                                      ==========   ======

                                Outstanding                 Exercisable
                    ----------------------------------- -------------------
                     Number      Weighted-               Number
                    of Shares     Average     Weighted- of Shares Weighted-
                      As of      Remaining     Average    As of    Average
       Range of     June 30,    Contractual   Exercise  June 30,  Exercise
    Exercise Prices   2001    Life (in years)   Price     2001      Price
    --------------- --------- --------------- --------- --------- ---------
    $ 0.03-  2.00   1,241,739      8.06        $  0.57   166,007   $ 0.62
      2.34- 13.00   1,701,920      8.78           7.03   402,363     7.28
     13.17- 13.19   2,012,530      9.83          13.19    32,442    13.19
     13.69- 85.375  1,387,413      9.33          38.20   211,728    48.87
     90.00-142.00     944,400      9.22         118.57     8,390    95.94
    --------------  ---------      ----        -------   -------   ------
    $ 0.03-142.00   7,288,002      9.11        $ 28.02   820,930   $17.80
    ==============  =========      ====        =======   =======   ======

   Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and 1/48 per month thereafter. During the years ended June 30, 2001, 2000 and 1999, the Company issued 90,000, 4,956,165 and 10,510,589 shares under the Option Plan. Shares subject to repurchase were 5,039,922 shares as of June 30, 2001, 11,929,780 shares as of June 30, 2000, 11,730,902 shares as of June 30, 1999. For the year ended June 30, 2001, 2000 and 1999, the Company repurchased 766,667, 2,615,625 and 37,899 shares, respectively, under the Option Plan.

   The weighted-average fair value of stock options and share purchase rights granted at fair value and below fair value during fiscal 2001 was $33.70 and $77.22, respectively. The weighted-average deemed fair value of stock options and share purchase rights granted during fiscal 2000 and 1999 was $10.44 and $1.51, respectively.

                              AVANEX CORPORATION

   For the years ended June 30, 2001, 2000 and 1999, the Company recorded deferred stock compensation of $51,132,000, $53,508,000, and $11,502,000, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company's common stock on the date such stock options and share purchase rights were granted. The fair value of options and share repurchase rights granted prior to the Company's initial public offering was based on the Company's retrospective review of the primary business factors underlying the value of its common stock on the dates such grants were made, viewed in light of the Company's initial public offering and the expected initial public offering price per share. The fair value of stock options and share purchase rights granted subsequent to the initial public offering was based on the actual stock closing price on the day previous to the date of grant. For the years ended June 30, 2001, 2000 and 1999, the Company recorded amortization of deferred stock compensation of $46,598,000, $27,713,000 and $2,925,000, respectively. At June 30, 2001, the Company had $32,818,000 of remaining unamortized deferred compensation. Such amount is included as a reduction of stockholders' equity and is being amortized over the vesting period.

   For the years ended June 30, 2001, 2000 and 1999, the Company recorded stock compensation expense of $6,360,000, $3,707,000 and $539,000, respectively related to common stock options granted to consultants. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: weighted-average risk free interest rate of 5.5%, contractual life of ten years, volatility of 0.90 (0.75 for 2000 and 1999) and no dividend yield.

  Pro Forma Disclosures of the Effect of Stock-Based Compensation

   Pro forma information regarding net loss and net loss per common share under the fair value method for options and share repurchase rights granted prior to the Company's initial public offering was estimated at the date of grant using the minimum value method. The fair value of stock options and share purchase rights granted subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

                                                             June 30,
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
  Risk-free interest rate..........................     5.5%     5.5%     5.5%
  Dividend yield...................................      --       --       --
  Weighted-average expected life................... 3 years  5 years  5 years
  Volatility.......................................    0.90     0.90       --

   For options granted after February 3, 2000, the volatility of 0.90 was used to determine their value under the Black-Scholes method with the other assumptions being the same as for the minimum value method.

                              AVANEX CORPORATION

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share data):

                                                      Years Ended June 30,
                                                  ----------------------------
                                                    2001       2000     1999
                                                  ---------  --------  -------
Net loss:
   As reported................................... $(122,263) $(76,428) $(9,221)
   Pro forma..................................... $(168,618) $(79,772) $(9,313)
Basic and diluted net loss per common share:
   As reported................................... $   (2.12) $  (3.07) $ (4.97)
   Pro forma..................................... $   (2.93) $  (3.20) $ (5.02)

   The pro forma impact of options on the consolidated net loss attributable to common stockholders for the years ended June 30, 2001, 2000 and 1999 is not representative of the effects on consolidated net income (loss) attributable to common stockholders for future years, as future years will include the effects of additional stock option grants.

  1999 Employee Stock Purchase Plan

   In January 2000, the Company adopted the 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") for its employees. A total of 525,000 shares of the Company's common stock has been reserved for issuance under the Stock Purchase Plan, plus automatic annual increases beginning on July 1, 2000 equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company's Board of Directors. The Stock Purchase Plan permits participants to purchase the Company's common stock through payroll deductions of up to 10% of the participant's compensation. The maximum number of shares a participant may purchase during each offering period is 3,000 shares. The price of common stock purchases will be 85% of the lower of the fair market value at the beginning of the offering period and the ending of the offering period. As of June 30, 2001, 34,216 shares have been issued under the Stock Purchase Plan.

  Warrants

   In connection with the revolving line of credit, the Company issued a warrant to the financial institution, which entitles the holder to purchase 29,347 shares of the Company's common stock with an aggregate purchase price equal to $112,000, or approximately $3.83 per share. The warrants are exercisable at anytime, and will expire upon the earlier of (i) the closing of any acquisition of the Company or (ii) their expiration on July 8, 2004. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 5.5%, contractual life of 5 years, volatility of 0.75 and no dividend yield. The Company calculated a value of $118,000 and this amount was recorded as an other asset and was amortized to interest expense over the term of the agreement. This warrant was exercised in July 2000.

  Shares Reserved

   Common stock reserved for future issuance is as follows:

                                                               June 30, 2001
                                                               -------------
   Stock options:
      Options outstanding.....................................   7,288,002
      Reserved for future grants..............................   7,658,626
   Employee stock purchase plan...............................   1,133,399
                                                                ----------
          Total common stock reserved for future issuance.....  16,080,027
                                                                ==========

                              AVANEX CORPORATION

10. 401(K) Plan

   The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on the first day of the month following their hire date with the Company. Under the plan, employees may contribute up to 15% of their pre tax salaries per year but not more than the statutory limits. The Company has not contributed to the plan.

11. Income Taxes

   There has been no provision for U.S. federal, U.S. state or foreign income taxes for any annual period as the Company has incurred operating losses since inception for all jurisdictions.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                       Years Ended June 30,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------
     Deferred tax assets:
        Net operating loss carryforwards.............. $ 20,624   $  7,655
        Stock option compensation.....................    8,172      5,640
        Inventory reserves............................   16,996      1,345
        Restructuring charge..........................    7,443         --
        Other.........................................    6,947      2,364
                                                       --------   --------
            Total deferred tax assets.................   60,182     17,004
     Valuation allowance..............................  (52,285)   (17,004)
                                                       --------   --------
     Net deferred tax assets..........................    7,897         --
                                                       --------   --------

     Deferred tax liabilities:
        Purchased intangibles.........................   (7,897)        --
                                                       --------   --------
            Total deferred tax liabilities............   (7,897)        --
                                                       --------   --------
     Net deferred tax assets.......................... $     --   $     --
                                                       ========   ========

   Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $35.3 million, $13.2 million, and $3.5 million in the years ended June 30, 2001, 2000 and 1999 respectively.

   The tax benefits associated with employee stock options provide a deferred benefit of approximately $16.1 million as of June 30, 2001. The deferred tax benefit associated with employee stock options will be credited to additional paid-in capital when realized.

   As of June 30, 2001, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $40 million, which expire in years 2013 through 2021. The Company also has net operating loss carry-forwards for state income tax purposes of approximately $33.0 million expiring in the years 2006 through 2011. Utilization of the Company's net operating loss may be subject to a substantial annual limitation due to the

                              AVANEX CORPORATION
ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12. Market Sales, Export Sales, Significant Customers, and Concentration of
Supply

  Segment Information

   The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews the Company's financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment, to manufacture and market photonic processors, and accordingly has provided only the required enterprise wide disclosures.

   The Company had net sales by geographical region as follows (in thousands):

                                                      Years Ended June 30,
                                                      ---------------------
                                                        2001    2000   1999
                                                      -------- ------- ----
    North America.................................... $ 81,824 $38,706 $357
    Asia.............................................   40,392   2,037  153
    Europe...........................................    9,028      --   --
                                                      -------- ------- ----
                                                      $131,244 $40,743 $510
                                                      ======== ======= ====

   Revenues are attributed to geographical regions based on the location of the customer.

   For the year ended June 30, 2001, three customers each individually accounted for over 10% of net revenue, for an aggregate of approximately 77% of net revenue. Outstanding receivables from these customers approximated 67% of total gross receivables at June 30, 2001. For the year ended June 30, 2000, one customer individually accounted for 92% of net revenue. Outstanding receivables from this customer approximated 87% of total gross accounts receivable at June 30, 2000. For the year ended June 30, 1999, three customers each individually accounted for over 10% of net revenue, for an aggregate of approximately 94% of net revenue.

   The Company currently purchases several key parts and components used to manufacture its products from limited sources of supply.

13. Subsequent Events (unaudited)

   In August 2001, the Company granted 1,000,000 shares of restricted common stock to Paul Engle, president and chief executive officer of the company. Related compensation expense equal to the fair value of these shares at the date of grant will be charged to the operating expenses over the 4-year vesting period.

   On August 6, 2001, a putative securities class action, captioned Beveridge
v. Avanex Corporation et al., Civil Action No. 01-CV-7256, was filed against the Company, certain company officers and directors (the "individual defendants"), and four underwriters in the Company's initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") against the individual defendants, a violation of Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against the Company and the individual defendants, and violations of Section 12(2) of the Securities Act and Section 10(b) of the

                              AVANEX CORPORATION

Exchange Act (and Rules 10b-3 and 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between February 3, 2000 and December 6, 2000 (the "class period").

   On August 31, 2001, a similar complaint, captioned Blaney v. Avanex Corporation et al., Civil Action No. 01-CV-8216, was filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Beveridge complaint.

   Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 130 other companies. To date, there have been no significant developments in the litigation. The lawsuit, and all other "IPO allocation" securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

   However, the litigation process is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. Should the outcome of the litigation be adverse to the Company and if, in addition, the Company was required to pay significant monetary damages, the Company's business would be significantly harmed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

   There have been none.

                                   PART III

Item 10. Directors and Officers of the Registrant

   The information required by this item is incorporated by reference to our Proxy Statement with respect to our 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Item 11. Executive Compensation

   The information called for by this item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information called for by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information called for by this item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements

      (1) Index to Financial Statements

      The Financial Statements required by this item are submitted in Part II,
   Item 8 of this report.

      (2) Financial Statements Schedules

       The following financial statement schedule of Avanex Corporation for each of the past three years in the period ended June 30, 2001 should be read in conjunction with the Consolidated Financial Statements of Avanex Corporation.

                Schedule II--Valuation and Qualifying Accounts
                       Allowance For Doubtful Accounts:

                                             Additions
                                 Balance at  Charged to            Balance at
                                Beginning of Costs and  Deductions   End of
                                   Period     Expenses  Write-Offs   Period
                                ------------ ---------- ---------- ----------
  Year ended June 30, 1999.....   $     --    $ 30,000     $ --    $   30,000
  Year ended June 30, 2000.....   $ 30,000    $422,000     $ --    $  452,000
  Year ended June 30, 2001.....   $452,000    $557,000     $ --    $1,009,000

   All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      (3) Exhibits

  Exhibit
  Number                                      Description of Exhibits
-----------                                   -----------------------
 3.1+       Amended and Restated Certificate of Incorporation of the Registrant filed February 9, 2000

 3.2        Amended and Restated Bylaws of the Registrant

 4.1++      Specimen Common Stock Certificate

 4.2+++++++ Preferred Stock Rights Agreement, dated as of July 26, 2001, between the Registrant and the
            EquiServe Trust Company, N. A.

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

10.7++      Restricted Stock Purchase Agreement, including Security Agreement and Promissory Note, between the Registrant and Walter Alessandrini dated March 26, 1999

10.8++      Form of Restricted Stock Purchase Agreement

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

10.8.10++   Stock Option Agreement, and accompanying exhibits, between the Registrant and Jessy Chao dated February 3, 1998

10.8.11++   Stock Option Agreement, and accompanying exhibits, between the Registrant and Paul Shi-Qi
            Jiang dated February 3, 1998

  Exhibit
  Number                                     Description of Exhibits
-----------                                  -----------------------

10.8.12++   Form of Stock Option Agreements between the Registrant and certain directors

10.8.13++   Schedule of directors receiving stock options of the Registrant

10.8.15++++ Restricted Stock Purchase Agreement, including Security Agreement and Promissory Note, between the Registrant and Brian Kinard dated October 22, 1999

10.8.16++++ Restricted Stock Purchase Agreement, including Security Agreement and Promissory Note, between the Registrant and Brett Casebolt dated January 31, 2000

10.9++      Second Amended and Restated Shareholders Rights Agreement dated September 14, 1999

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

10.19.1++   Sublease between KLA-Tencor Corporation and Pathnet, Inc. for 405 International Parkway,
            Richardson, Texas dated October 16, 1997

10.20++     Amendment to Sublease for 405 International Parkway, Richardson, Texas dated January 1998

10.21++     Master Lease for 405 International Parkway, Richardson, Texas dated January 1, 1990

10.22*++    License and Supply Agreement between Registrant and Concord Micro-Optics, Inc. dated
            May 24, 1999

10.23*++    International Distributor Agreement between the Registrant and Hakuto Co., Ltd., dated
            November 1999

10.24++     Professional Services Agreement between the Registrant and AristaSoft Corporation dated
            July 7, 1999

10.25++     Cost Sharing Agreement between the Registrant and Avanex Cayman dated December, 1999

10.26*++    International Distributor Agreement between the Registrant and Sun Instruments dated
            December 20, 1999

10.27++     Subscription Agreement between the Registrant and Microsoft Corporation dated January 14,
            2000

  Exhibit
  Number                                     Description of Exhibits
-----------                                  -----------------------

10.28++     Subscription Agreement between the Registrant and MCI Worldcom Venture Fund dated
            January 14, 2000

10.29++     Third Amended and Restated Shareholder Rights Agreement dated January 14, 2000

10.30+      Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of
            40919 Encyclopedia Circle, Fremont, California dated March 1, 2000

10.31++     Revolving Credit and Security Agreement between Comerica Bank-California and the
            Registrant dated July 10, 2000

10.32+++    Asset Purchase Agreement by and among the Registrant, Aspen Acquisition Corporation and
            Holographix, Inc. dated May 22, 2000

10.33+++++  Terms of Employment between the Registrant and Paul Engle dated September 19, 2000

10.34+++++  Secured Promissory Note held by the Registrant for Paul Engle dated September 25, 2000

10.35+++++  Lease Agreement between GAL_LPC Stevenson Boulevard, LP and Avanex Corporation for
            Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9,
            2000.

10.36+++++  Lease Agreement between CFH Realty II/Glenville, L.P. and Avanex Corporation for the
            building at 1801 N. Glenville Drive, Richardson, Texas dated August 9, 2000.

10.37++++++ Amendment to Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated January 2, 2001.

10.38       Third Amendment to Amended and Restated Revolving Credit and Security Agreement dated
            July 19, 2001 between Registrant and Comerica Bank-California

21.1        List of subsidiaries of the Registrant

23.1        Consent of Ernst & Young LLP, Independent Auditors

24.1        Power of Attorney (See page II-74)

--------
      *  Confidential treatment requested.
      + Incorporated herein by reference to Registrant's Form 10-Q file May 16, 2000
     ++ Incorporated herein by reference to Registrant's Registration Statement on Form S-1 No. 333-92097
    +++ Incorporated herein by reference to Registrant's Form 8-K filed June 6, 2000
   ++++ Incorporated herein by reference to Registrant's Form 10-K filed September 21, 2000
  +++++ Incorporated herein by reference to Registrant's Form 10-Q filed November 15, 2000
 ++++++ Incorporated herein by reference to Registrant's Form 10-Q filed February 15, 2001
+++++++ Incorporated herein by reference to Registrant's Form 8-A filed with the Securities and Exchange Commission on August 24, 2001

   (b) Reports on Form 8-K

   On April 13, 2001, the Registrant filed a Current Report on Form 8-K disclosing the Registrant's preliminary financial results for the third quarter of fiscal 2001 and the announcement of a cost-containment plan. No financial statements were filed with this Current Report.

   On April 26, 2001, the Registrant filed a Current Report on Form 8-K disclosing the Registrant's financial results for the third quarter of fiscal 2001 and the appointment of a new Chief Executive Officer

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, County of Alameda, State of California, on September 17, 2001.

                                          AVANEX CORPORATION

                                          By:     /S/ JESSY CHAO
                                             -----------------------------------
                                             Jessy Chao
                                             Vice President Finance and
                                             Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jessy Chao and Thomas LaWer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                Title                         Date
         ---------                                -----                         ----

    /S/ WALTER ALESSANDRINI       Director and Chairman of the Board     September 17, 2001
---------------------------------
       Walter Alessandrini

    /S/ PAUL ENGLE                President, Chief Executive Officer and September 17, 2001
---------------------------------   Director
       Paul Engle

    /S/ JESSY CHAO                Vice President, Finance and Chief      September 17, 2001
---------------------------------   Financial Officer (principal
       Jessy Chao                   financial officer)

    /S/ SIMON CAO                 Director, Chief Technology Officer     September 17, 2001
---------------------------------   and Senior Vice President, Business
       Simon Cao                    Development

    /S/ VINT CERF                 Director                               September 17, 2001
---------------------------------
       Vint Cerf

    /S/ FEDERICO FAGGIN           Director                               September 17, 2001
---------------------------------
       Federico Faggin

    /S/ TODD BROOKS               Director                               September 17, 2001
---------------------------------
       Todd Brooks

    /S/ JOEL A. SMITH III         Director                               September 17, 2001
---------------------------------
       Joel A. Smith III