Form 10-Q
period 2001-09-30
AVANEX CORP
filed 2001-11-08
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    There were 66,443,871 shares of the Company's Common Stock, par value $.001 per share, outstanding on October 24, 2001.

AVANEX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)

                                                        September 30,    June 30,
                                                            2001          2001
                                                        ------------  ------------
                                                        (unaudited)     (note 1)
                          ASSETS
Current assets:
  Cash and cash equivalents........................... $     89,702  $     79,313
  Short-term investments..............................      105,568       125,278
  Accounts receivable, net............................        2,778        13,977
  Inventories.........................................        2,952         6,451
  Other current assets................................        1,034           877
                                                        ------------  ------------
    Total current assets..............................      202,034       225,896
Long-term investments.................................       22,441        16,462
Property and equipment, net...........................       25,212        25,864
Intangibles, net......................................       40,105        42,724
Other assets..........................................          652           643
                                                        ------------  ------------
        Total assets.................................. $    290,444  $    311,589
                                                        ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings............................... $     10,545  $      6,488
  Accounts payable....................................        6,045        13,506
  Accrued compensation and related expenses...........        3,626         4,756
  Current portion of accrued restructuring............        4,281         7,333
  Other accrued expenses..............................        6,102         6,563
  Warranty............................................        5,580         5,589
  Deferred revenue....................................          636         1,948
  Current portion of long-term obligations ...........        5,448         5,060
                                                        ------------  ------------
    Total current liabilities.........................       42,263        51,243

Long-term obligations.................................       11,771        12,527
Accrued restructuring.................................        2,243         2,465
                                                        ------------  ------------
    Total  liabilities................................       56,277        66,235

Commitments and contingencies

Stockholders' equity:
  Common stock........................................           67            65
  Additional paid-in capital..........................      491,064       489,204
  Notes receivable from stockholders..................       (1,646)       (2,048)
  Deferred compensation...............................      (25,301)      (32,818)
  Accumulated deficit.................................     (230,017)     (209,049)
                                                        ------------  ------------
    Total stockholders' equity........................      234,167       245,354
                                                        ------------  ------------

        Total liabilities and stockholders' equity.... $    290,444  $    311,589
                                                        ============  ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                --------------------------
                                                      2001          2000
                                                ------------  ------------
Net revenue................................... $      7,178  $     34,767
Cost of revenue...............................        9,471        19,255
                                                ------------  ------------
Gross profit (loss)...........................       (2,293)       15,512

Operating expenses:
  Research and development....................        5,782         8,165
  Sales and marketing.........................        1,469         3,965
  General and administrative..................        1,804         2,906
  Stock compensation..........................        8,939        21,141
  Acquired in-process research and development           --         4,700
  Amortization of intangibles.................        2,619         1,798
  Restructuring charge (recovery).............         (331)           --
                                                ------------  ------------
    Total operating expenses..................       20,282        42,675
                                                ------------  ------------
Loss from operations..........................      (22,575)      (27,163)
Other income, net.............................        1,607         3,415
                                                ------------  ------------
Loss before income taxes......................      (20,968)      (23,748)
Income taxes .................................           --         1,556
                                                ------------  ------------
Net loss...................................... $    (20,968) $    (25,304)
                                                ============  ============

Basic and diluted net loss
  per common share............................ $      (0.34) $      (0.46)
                                                ============  ============
Weighted-average shares
  used in computing basic
  and diluted net loss per
  common share................................       61,244        54,841
                                                ============  ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                            --------------------------
                                                                2001          2000
                                                            ------------  ------------
OPERATING ACTIVITIES
Net loss.................................................. $    (20,968) $    (25,304)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................        2,476         1,851
  Amortization of intangibles.............................        2,619         1,798
  Stock compensation......................................        8,939        21,141
  Acquired in-process research and development............           --         4,700
  Provision for excess inventory..........................        2,915            --
  Changes in operating assets and liabilities:
    Accounts receivable...................................       11,199        (6,442)
    Inventories...........................................          584        (5,898)
    Other current assets..................................         (157)       (1,079)
    Other assets..........................................           (9)         (219)
    Accounts payable......................................       (7,461)        7,203
    Accrued compensation and related expenses.............       (1,130)        2,744
    Accrued restructuring.................................       (3,274)           --
    Warranty..............................................           (9)        1,036
    Other accured expenses and deferred revenue...........       (1,773)       10,632
                                                            ------------  ------------
      Net cash provided by (used in) operating activities.       (6,049)       12,163
                                                            ------------  ------------
INVESTING ACTIVITIES
Purchases of held-to-maturity securities..................      (45,743)      (37,425)
Maturities of held-to-maturity securities.................       59,474        32,403
Acquisition of subsidiary, net of cash assumed............           --        (3,047)
Purchases of property and equipment.......................         (952)      (13,306)
                                                            ------------  ------------
      Net cash provided by (used in) investing activities.       12,779       (21,375)
                                                            ------------  ------------
FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations..       (1,240)       (2,064)
Proceeds from short-term borrowings and long-term debt....        4,057            --
Net proceeds from issuance of common stock................          440           691
Proceeds from payments of stockholders' notes receivable..          402           563
                                                            ------------  ------------
      Net cash provided by (used in) financing activities.        3,659          (810)
                                                            ------------  ------------

Net increase (decrease) in cash and cash equivalents......       10,389       (10,022)
Cash and cash equivalents at beginning of period..........       79,313        90,964
                                                            ------------  ------------
Cash and cash equivalents at end of period................ $     89,702  $     80,942
                                                            ============  ============

See accompanying notes.

AVANEX CORPORATION
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2001, and for the three months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiary (collectively "Avanex" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2001 and the consolidated operating results and consolidated cash flows for the three months ended September 30, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended June 30, 2001.

The consolidated results of operations for the three months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002. The balance sheets at June 30, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarter of fiscal 2002 and 2001 ended on September 28, 2001 and September 29, 2000 respectively.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                               September 30,    June 30,
                                                   2001          2001
                                               ------------  ------------
Raw materials................................ $        900  $      1,963
Work-in-process..............................        1,283         2,492
Finished goods...............................          769         1,996
                                               ------------  ------------
                                              $      2,952  $      6,451
                                               ============  ============

The company recorded a provision for excess inventory of $2.9 million. This charge was due to the significant decrease in demand for our products, which began in the second half of fiscal 2001 and continued through the first quarter of fiscal 2002. Management does not believe it can sell or use this inventory.

3. Restructuring Charge

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure, primarily in manufacturing and administration functions in Fremont, California facilities. Doing so would realign it resources with the current business outlook and lower the Company's cost structure. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001.

A summary of the activities in the restructuring liability is as follows (in thousands):

                                              Accrued       Adjustments                       Accrued
                                           Restructuring    to Accrued                     Restructuring
                                             Charge at     Restructuring  (Cash Payments)/   Charge at
                                           June 30, 2001      Charge      Cash Receipts   September 30, 2001
                                            --------------  -------------  --------------  ---------------
Workforce reduction...................... $        2,514  $         (15) $       (2,458) $             41
Abandonment of excess equipment..........             --           (316)            316                --
Abandonment of excess leased facilities..          4,009             --            (609)            3,400
Capital leases...........................          3,275             --            (192)            3,083
                                            --------------  -------------  --------------  -----------------
    Total ...............................          9,798           (331)         (2,943)            6,524
Less current portion ....................          7,333             --              --             4,281
                                            --------------  -------------  --------------  -----------------
Long-term portion ....................... $        2,465  $        (331) $       (2,943) $          2,243
                                            ==============  =============  ==============  =================

Remaining cash expenditures related to workforce reduction will be paid in the second quarter of fiscal 2002. Amounts related to the abandonment of excess leased facilities will be paid as the payments are due in fiscal 2002. Capital leases payments are due over the leases terms through third quarter of fiscal 2005.

4. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                   Three Months Ended
                                                      September 30,
                                                --------------------------
                                                    2001          2000
                                                ------------  ------------
Net loss...................................... $    (20,968) $    (25,304)
                                                ============  ============
Basic and diluted:
  Weighted-average shares of common
     stock outstanding........................       65,867        64,759
  Less: weighted-average shares
     subject to repurchase....................       (4,623)       (9,918)
                                                ------------  ------------
Weighted-average shares used in
  computing basic and diluted
  net loss per common share...................       61,244        54,841
                                                ============  ============
Basic and diluted net loss
  per common share............................ $      (0.34) $      (0.46)
                                                ============  ============

5. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company will be July 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with identified lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

6. Subsequent Event

On October 22, 2001, the Company announced it had executed a definitive agreement for the acquisition of LambdaFlex, a developer of intelligent optical modules for increased network flexibility. The acquisition will strengthen the Company's product portfolio in wavelength management solutions for the metro market, and adaptive wavelength equalization for the long-haul and ultra-long-haul markets. The Company will issue up to 2,857,143 Avanex common shares, including common stock and stock options, for substantially all of the assets and certain liabilities of LambdaFlex. The Company is expecting to close the transaction by the second quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward- looking (i) our future product mix, and (ii) other statements that are not based on historical facts, which can be identified by the use of such words as "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in "Risk Factors." These factors could cause actual results to differ materially from those predicted in any forward-looking statements and they include any accounting adjustments made during the close of the Company's quarter, general economic conditions, the pace of spending and the timing of economic recovery in the telecommunications industry (particularly the optical networks industry), the Company's inability to sufficiently anticipate market needs and develop products and product enhancements that achieve market acceptance, higher than anticipated expenses the Company may incur, or the inability to identify expenses which can be eliminated. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited consolidated financial statements and notes for the year ended June 30, 2001.

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

 We, like many of our peers in the communications equipment industry, have been affected by the slowdown in telecommunications equipment spending. Our revenues decreased from $30.3 million in the quarter ended March 31, 2001 to $18.2 million in the quarter ended June 30, 2001 and further decreased to $7.2 million in the quarter ended September 30, 2001. Due to the continued weakness in the general economy, and the telecom sector in particular, revenue in fiscal 2002 will likely be less than fiscal 2001, putting downward pressure on margins and profits. During the fourth quarter of fiscal 2001, we implemented cost containment plans to reduce our operating spending and these cost cutting strategies have reduced our operating expenses, excluding charges for amortization of deferred stock compensation, excess inventory, restructuring activities, acquired in-process research and development and amortization of intangible assets, by almost 30% in the first quarter of fiscal 2002 from prior quarter.

Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely.

Results of Operations

Net Revenue

Net revenue for the quarter ended September 30, 2001 was $7.2 million, compared to $34.8 million for the quarter ended September 30, 2000. In the quarter ended September 30, 2001, we had three customers that each accounted for greater than 10% of our net revenue and all three combined accounted for 83% of our first quarter fiscal 2002 total net revenue. This compared to two customers that accounted for greater than 10% of our net revenue and all two combined accounted for 86% of our total net revenue in the quarter ended September 30, 2000. The decrease in net revenue was primarily due to the decreased capital spending by telecommunication carriers.

The revenues currently recognized are primarily derived from sales of our PowerFilter, PowerMux, PowerExchanger, and PowerExpress to a limited number of customers. In first quarter fiscal 2002, sales of PowerFilter, PowerMux, and PowerExpress together accounted for 80% of our total net revenue. To date, we have generated a substantial portion of our revenue from a limited number of customers. While we are seeking to diversify our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

Cost of Revenue

Cost of revenue for the quarter ended September 30, 2001 was $9.5 million, compared to $19.3 million for the quarter ended September 30, 2000. Cost of revenue was in excess of net revenue in the quarter ended September 30, 2001 primarily due to a $2.9 million provision for excess inventory. The provision was required due to the significant decrease in future customer demand during the first quarter of fiscal 2002 and we do not expect to use the inventory previously provisioned for in the next 6 months.

The decrease in cost of revenue was primarily due to the decrease in net revenue and the implementation of cost containment plans. Our gross profit percentage decreased from 45% for the quarter ended September 30, 2000 to a negative 32% for the quarter ended September 30, 2001. The decrease in gross profit percentage was primarily due to the additional excess inventory provision, decrease in the average selling price of some of our products, and manufacturing inefficiencies resulting from declining revenue. Our gross profits are and will be primarily affected by changes in manufacturing volume, mix of products sold, changes in our pricing policies and those of our competitors, and mix of sales channels through which our products are sold. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

Research and Development

Research and development expenses decreased $2.4 million from $8.2 million for the quarter ended September 30, 2000 to $5.8 million for the quarter ended September 30, 2001. The decrease was primarily attributable to the implementation of new management processes that increase our operating effectiveness and realign our research and development projects with expected market demand.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, non-recurring engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a strong financial commitment to research and development is critical to the success of maintaining our leadership position in optical technology. We will increase our funding of research and development as we identify valuable products and technology solutions.

Sales and Marketing

Sales and marketing expenses were $1.5 million for the quarter ended September 30, 2001, a decrease of $2.5 million over the comparable quarter of fiscal 2001. The decrease was primarily attributable to the decreased sales commissions associated with lower net revenue and decreased promotional and product marketing expenses.

General and Administrative

General and administrative expenses totaled $1.8 million for the quarter ended September 30, 2001, a decrease of $1.1 million over the comparable quarter of fiscal 2001. The decrease was primarily attributable to decreased staffing for finance and human resources, and decreased recruiting and other infrastructure related expenses that resulted from the implementation of cost containment plans.

Stock Compensation

Stock compensation expense totaled $8.9 million for the quarter ended September 30, 2001, a decrease of $12.2 million over the comparable quarter of fiscal 2001. From inception through September 30, 2001, we have expensed a total of $96.9 million of stock compensation, leaving an unamortized balance of $25.3 million on our September 30, 2001 unaudited condensed consolidated balance sheets. This decrease was partially due to fewer grants of stock options and stock purchase rights to employees and consultants. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested Avanex options granted to Holographix employees. The deferred stock compensation was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

Amortization of Intangibles

For the quarter ended September 30, 2001, amortization of intangibles was $2.6 million. This expense is due to the amortization of goodwill and other intangible assets recorded in connection with our acquisition of Holographix, which was accounted for as purchase, and closed on July 25, 2000. These intangible assets are being amortized over their estimated remaining useful life of 3 to 5 years.

Our amortization of intangible assets will continue to generate net losses for the foreseeable future. Amortization of intangibles could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of property, equipment, and intangibles or render them not recoverable. We performed such an analysis as of September 30, 2001 and the estimated undiscounted future cash flow supported the carrying value of these assets. As a result, no revision of the estimated useful life or impairment charge was recorded other than as discussed in the following section.

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

Other Income, Net

Other income, net consists primarily of interest on our cash investments offset by interest expense related to our financing obligations. Other income, net was $1.6 million for the quarter ended September 30, 2001 and $3.4 million for the comparable quarter in fiscal 2001. The decrease in other income, net was primarily due to lower yields on our cash investments and additional interest charges on capital lease obligations and bank debt.

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

As of September 30, 2001, we had cash and cash equivalents and short-term investments of $195.3 million and long-term investment holdings of $22.4 million.

Cash used in operating activities was $6 million for the three months ended September 30, 2001, compared to $12.2 million of cash provided by operating activities for the comparative period of fiscal 2001. Our use of cash in operations was primarily the result of our operating loss, decreases in accounts payable and accrued restructuring charge. Offsetting this use of cash was our decrease in accounts receivable. Our use of cash was partially offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, stock compensation expense, and amortization of intangibles.

Cash generated by investing activities was $12.8 million for the three months ended September 30, 2001, primarily from the maturities of investment securities, net of purchases. Offsetting this was $1 million of cash used for the investments in production equipment, research and development equipment, and computers. Net cash used in investing activities was $21.4 million for the comparable period of fiscal 2001, principally for the net purchase activities of short and long-term investments, the acquisition of property and equipment, and the acquisition of Holographix.

Net cash generated from financing activities was $3.7 million for the three months ended September 30, 2001, primarily from the proceeds from short-term borrowings and long-term debt. Offsetting the cash proceeds were payments on long-term debt and capital lease obligations. Net cash used in financing activities was $0.8 million for the comparable period of fiscal 2001. Our use of cash in financing activities was primarily the result of our payments on long-term debt and capital lease obligations. We financed capital purchases through cash, capital leases or equipment credit lines. We had capitalized lease obligations outstanding of $12.7 million at September 30, 2001 and $2.7 million at September 30, 2000. The Company has a revolving line of credit from a financial institution, which allows maximum borrowings up to $20 million, of which $10.5 million was drawn down at September 30, 2001. The revolving credit agreement terminates July 10, 2002, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company will be July 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with identified lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

RISK FACTORS

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We have never been profitable. As of September 30, 2001, we had accumulated deficit of $230 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended September 30, 2001, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow.

We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

Period                                                Operating Loss
----------------------------------------------------  --------------
Three months ended September 30, 2001............... $  (22,575,000)
Fiscal year ended June 30, 2001.....................   (134,784,000)
Fiscal year ended June 30, 2000.....................    (44,356,000)
Fiscal year ended June 30, 1999.....................     (9,250,000)
From October 24, 1997 (inception) to June 30, 1998..     (1,133,000)

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we began implementation of a cost containment program in the quarter ended June 30, 2001, we still have a large amount of fixed expenses, and we expect to continue to incur significant manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability. Our net revenues decreased from $18.2 million in the quarter ended June 30, 2001, to $7.2 million in the quarter ended September 30, 2001. This decrease in revenue demonstrates that we cannot be certain that our revenues will grow or that we will ever maintain sufficient revenue levels to achieve profitability. We will need to generate significant revenue growth to achieve profitability and positive operating cash flow.

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

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. For example, our loss in the second half of fiscal 2001 is partially attributable to the high level of fixed expenses in manufacturing and research and development. New product introductions can result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. In addition, there may be significant costs relating to the introduction of new products into volume manufacturing. If growth in our revenues does not outpace the increase in our expenses, our results of operations could be seriously harmed.

Due to these and other factors, we believe that quarter-to- quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in future quarters our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.

MARKET CONDITIONS IN THE TELECOMMUNICATIONS MARKET MAY SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We sell our products primarily to a few large customers in the telecommunications market for use in infrastructure projects. Customers in the telecommunications market have recently been reducing their spending for infrastructure projects. The current economic downturn may lead to continued reductions in such infrastructure spending, and our customers may continue to significantly reduce their orders for our products. In addition, because we rely on a high percentage of our sales from only a few customers, any reductions in spending on our products by our current customers, or unwillingness to purchase our products by future customers, could significantly harm our financial position and results of operations. For example, declining orders from WorldCom contributed significantly to our sequential quarterly revenue decline in fiscal 2001 and declining orders from Nortel and Fujitsu have contributed to our quarterly revenue decline from the March 31, 2001 quarter through the September 30, 2001 quarter. Reduced infrastructure spending could also lead to increased price competition. If our customers and potential customers continue to reduce their infrastructure spending, we may fall short of our revenue expectations for future quarters or the fiscal year.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We are an early-stage company in the emerging photonic processor market. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the photonic processor market, and our business in particular, are unproven. We began shipping our PowerFilter products to customers for evaluation in April 1999 and our PowerMux products for evaluation in the quarter ended December 31, 1999. Volume shipments of PowerFilter did not commence until the quarter ended September 30, 1999 while volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerExpress product for beta testing purposes in the quarter ended December 31, 2000, and commenced commercial shipments in the quarter ended June 30, 2001. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

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

OUR INABILITY TO INTRODUCT NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD PREVENT US FROM INCREASING REVENUE.

We currently offer five products, PowerFilter, PowerMux, PowerExchanger, PowerExpress, and PowerShaper. The decline in demands for our PowerFilter and PowerMux products have resulted in the significant decrease in revenues during our 2001 fiscal year. We believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and may decline, and our business will be seriously harmed. The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers that have designed our new products into their system could instead purchase products from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs in attempting to complete delayed new products or to fix defective products. We cannot be certain that we will successfully develop and market these types of products and product enhancements. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. For example, our PowerMux product, which incorporates our PowerFilter product and additional functionality, has replaced our PowerFilter product in most applications. We must continue to develop state-of-the-art products and introduce them into the commercial market quickly in order to be successful. Although we introduced our PowerShaper product during the quarter ended March 31, 2000, it is still in the beta testing stage. Our experience with PowerShaper demonstrates the substantial amount of time it may take for the qualification and commercial deployment of a product. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerMux, PowerShaper, PowerExpress, PowerExchanger or our other future products to achieve market acceptance could significantly harm our business.

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS, WHICH COULD CAUSE US TO LOSE ORDERS OR CUSTOMERS AND RESULT IN LOWER REVENUES.

We currently use a rolling 6-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to our outsourced manufacturers, and we use them internally as well. It is very important that we accurately predict both the demand for our products and the lead time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, we, and our third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our requirements, we could have excess inventory of parts as well as over-capitalized manufacturing facilities. For example, the inventory provision booked in the year ended June 30, 2001 and in the quarter ended September 30, 2001 is a result of our inability to forecast the sudden decrease in demand for our products. Cumulatively, we have booked a $37.6 million inventory provision, including non-cancelable purchase order commitments. This provision is for inventory that is unique and we do not expect to use based on our 6-month sales forecast. We also may experience shortages of components from time to time, which could delay the manufacturing of our products and could cause us to lose orders or customers.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL CONTROLS, REPORTING SYSTEMS AND PROCEDURES, OUR BUSINESS MAY BE HARMED.

Our revenues have changed from $4.4 million in the quarter ended September 30, 1999 to $34.8 million in the quarter ended September 30, 2000, to $7.2 million in the quarter ended September 30, 2001. We had 740 employees as of June 30, 2000, and June 30, 2001. However, in April and July 2001, we had reductions-in-force which reduced our employees by approximately 654 people, including temporary employees. As of November 1, 2001, we had 431 employees. We currently operate facilities in Fremont, California and in Richardson, Texas. We also have a sales office with a regional sales manager in Newtown, Pennsylvania and a sales manager who services our customers in Canada. In addition, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc., a Delaware corporation located in Hudson, Massachusetts. As of November 1, 2001, this unit had six full-time and two part-time employees. The rapidly changing number of employees and volatile quarterly revenue, combined with the challenges of managing geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to manage our work force worldwide. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

Manufacturing our products involves complex, labor intensive and precise processes. Changes in our manufacturing processes or those of our suppliers, or the inadvertent use of defective materials by our suppliers or us, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and impair our gross margins. We may not obtain acceptable yields in the future.

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

In addition, international operations are subject to inherent risks, including without limitation the following:

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

We purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Mitsubishi Corporation, Wave Precision, Inc., REO, Inc., VLOC, Inc., Ericsson Corporation, Browave Corporation, Foxconn Optical Technology and Agilent Technologies. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers, and we typically purchase our components and equipment through purchase orders. We have experienced shortages and delays in obtaining components and equipment in the past, which adversely impacted delivery of our products, and we may fail to obtain these supplies in a timely manner in the future. Any interruption or delay in the supply of any of these components or equipment, or the inability to obtain these components or equipment from alternate sources at acceptable prices, at acceptable quality and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Lead times for components and equipment vary significantly and depend on numerous factors at any given time, including the specific supplier, specifications for the component or item of equipment, the size of the order, contract terms and market demand for a component or item of equipment. For substantial increases in production levels, suppliers may need longer-than- normal lead times and some may need at least nine months.

Furthermore, financial or other difficulties faced by these suppliers, or significant changes in demand for these components and equipment, could limit the availability of these components and equipment. In addition, a third party could acquire control of one or more of our suppliers and cut off our access to raw materials, components or equipment. For example, in 2000, JDS Uniphase acquired Casix, Inc., which was then one of our critical suppliers of specialty glass. Obtaining components and equipment from alternate suppliers is difficult because we must qualify each new supplier, and this process is time- consuming and expensive.

Because lead times for materials, components and equipment used in the assembly of our products are long and vary significantly, we may have excess or inadequate inventory of some materials, components and equipment if orders do not match forecasts. For example, in the year ended June 30, 2001 and in the quarter ended September 30, 2001, we have cumulatively booked a $37.6 million inventory provision, including non-cancelable purchase order commitments. Furthermore, if we change suppliers, our customers may require that our products be re-qualified by them, which is time consuming and expensive.

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

OUR FACILITIES ARE VULNERABLE TO POWER OUTAGES.

Our assembly facilities are located in the state of California, which presently is experiencing a severe shortage of electrical power. We have experienced several power outages in the recent past, and we may experience additional power outages in the future. These power outages have halted our production operations. If such future power outages occur, our ability to assemble, test and ship our products would be seriously impaired, which could seriously harm our business, financial condition and results of operations, particularly if these power outages occur in the last month of our fiscal quarter. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover our losses in this particular case, if at all.

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

We introduced our PowerExpress product, which is currently in commercial deployment, during the quarter ended March 31, 2001. Our PowerExpress product is the first product offered by us that incorporates firmware and electronic components. In the future, we plan to introduce more products, which will incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components require that we comply with additional regulations, both domestically and abroad, including without limitation, environmental compliance, power consumption, electrical emission regulations and other regulations known as homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

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

Some existing customers and potential future customers are also our competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. In addition, customers who are also competitors may unfairly disparage our products in order to gain a competitive advantage. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat in those or other products with their customers, especially as we develop, manufacture and sell products, which incorporate higher levels of sophistication such as our PowerExpress product.

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

Our customer base is limited and highly concentrated. Three customers accounted for an aggregate of 83% of our net revenue in the quarter ended September 30, 2001. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers.

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

In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier's product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until at least the adoption of a future redesigned system. Even then, many companies may be reluctant to design entirely new products into their new systems, as it could involve significant additional redesign efforts. If we fail to achieve design-in wins with potential customers, we will lose the opportunity for significant sales to that customer for a lengthy period of time.

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
  Potential adverse tax consequences;
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
  Political instability, terrorism and war;
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
  Changes in market valuations or financial results of telecommunications- related companies;
  Announcements by us or our competitors of technology innovations, new products or of significant acquisitions, strategic partnerships or joint ventures;
  Any deviation from projected growth rates in revenues;
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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although as of September 30, 2001, we had 28 U.S. patents issued or allowed and 1 foreign patent issued, we cannot assure you that the remaining 65 U.S. patent applications and 23 foreign patent applications that we have filed as of September 30, 2001 and have not been approved will be approved. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property has trade secrets implications, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

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

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third- party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could prevent us from operating our business.

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

IF WE ARE UNABLE TO RAISE ANY NEEDED ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO GROW OUR BUSINESS, WHICH COULD LOWER THE VALUE OF YOUR INVESTMENT.

We may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The development and marketing of new products will require a significant commitment of our resources. In addition, if the market for photonic processors continues to develop at a slower pace than we had anticipated or if we fail to establish significant market share and achieve a significantly increased level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. If cash from available sources is insufficient, or if cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. We cannot be certain that additional debt or equity capital will be available to us at all, or that, if it is available, it will be on terms favorable to us. Any inability to raise additional capital when we require it would seriously harm our business. Any additional issuance of equity or equity- related securities will dilute our existing stockholders' percentage ownership in us. In addition, if our stockholders sell substantial amounts of our common stock, including shares issued upon exercise of outstanding options or warrants, in the public market during a short period of time, our stock price may decline significantly, which would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. and in October 2001, we announced a definitive agreement for the acquisition of LambdaFlex, a developer of technologies for dynamic optical networks. Acquisitions or investments could result in a number of financial consequences, including without limitation:

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

As of September 30, 2001, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 20% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit quality issuers in short-term and long-term securities with maturities ranging from overnight up to 24 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company as of September 30, 2001, and June 30, 2001 (in thousands).

As of September 30, 2001:

                                                            Total      Fair
                                Years Ended September 30, Amortized   Market
                                   2002         2003        Cost       Value
                               ------------  -----------  ---------  ---------
Held-to-maturity securities.. $    105,568  $    22,441  $ 128,009  $ 128,003
Average interest rate........          4.7%         4.6%

As of June 30, 2001:

                                                              Total          Fair
                                    Years Ended June 30,    Amortized       Market
                                   2002          2003          Cost         Value
                               ------------  ------------  ------------  ------------
Held-to-maturity securities.. $    125,278  $     16,462  $    141,740  $    142,144
Average interest rate........          5.4%          5.3%

Exchange Rate Sensitivity

We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

E-Tek's complaint alleges that we, through Ma Li and Edward Ning, have participated in illegal recruitment of E-Tek employees. Specifically and without limitation, E-Tek alleges that we worked through Edward Ning, who then worked through Ma Li, to recruit and hire E-Tek employees in violation of Ma Li's agreement with E-Tek. Ma Li has agreed to a permanent injunction, and E- Tek has subsequently dismissed its case against Ma Li. E-Tek seeks a permanent injunction, damages to be determined at trial, and costs and attorney's fees. We believe that this allegation is without merit and intend to vigorously defend against it. We believe that this complaint will not have a material effect on our business.

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

Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 130 other companies. To date, there have been no significant developments in the litigation. The lawsuit, and all other "IPO allocation" securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (File No. 333- 92097) was declared effective on February 3, 2000 and we commenced our initial public offering ("IPO") on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Concurrently with the completion of this offering, we sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of WorldCom, an aggregate of 769,230 shares of our common stock for $13.00 per share. The proceeds from the sales of these shares were approximately $10 million.

Of the net proceeds, as of September 30, 2001, we have used approximately $15 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $5.5 million of the proceeds were used to repay long-term debt and capital lease obligations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

None.

(b) Reports on Form 8-K:

Report on Form 8-K as filed on August 2, 2001 reports the fourth quarter earnings press release for the year ended June 30, 2001. This report includes financial statements and pro forma financial statements.

Report on Form 8-K as filed on August 6, 2001 reports the announced Stockholder Rights Plan. Under the plan, Avanex will issue a dividend of one right for each share of common stock, par value of $0.001 per share, of the company held by stockholders of record as of the close of business on September 1, 2001.

Report on Form 8-K as filed on October 23, 2001 reports the first quarter earnings press release for the quarter ended September 30, 2001 and reports entering into a definitive agreement for the acquisition of LambdaFlex, a developer of technologies for dynamic optical networks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION

(Registrant)

By:	/s/ Jessy Chao

Jessy Chao
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 8, 2001