Form 10-Q
period 2001-12-28
AVANEX CORP
filed 2002-02-11
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    There were 69,342,946 shares of the Company's Common Stock, par value $.001 per share, outstanding on February 5, 2002.

AVANEX CORPORATION
FORM 10-Q
TABLE OF CONTENTS

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets (In thousands)

                                                        December 31,     June 30,
                                                            2001          2001
                                                        ------------  ------------
                                                        (unaudited)     (note 1)
                          ASSETS
Current assets:
  Cash and cash equivalents........................... $     63,788  $     79,313
  Short-term investments..............................       96,939       125,278
  Accounts receivable, net............................        3,230        13,977
  Inventories.........................................        3,723         6,451
  Other current assets................................          948           877
                                                        ------------  ------------
    Total current assets..............................      168,628       225,896
Long-term investments.................................       41,354        16,462
Property and equipment, net...........................       23,117        25,864
Intangibles, net......................................       44,562        42,724
Other assets..........................................          626           643
                                                        ------------  ------------
        Total assets.................................. $    278,287  $    311,589
                                                        ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings............................... $      6,756  $      6,488
  Accounts payable....................................        5,606        13,506
  Accrued compensation and related expenses...........        3,541         4,756
  Current portion of accrued restructuring............        3,678         7,333
  Other accrued expenses..............................        2,508         6,563
  Warranty............................................        4,266         5,589
  Deferred revenue....................................           16         1,948
  Current portion of long-term obligations ...........        5,622         5,060
                                                        ------------  ------------
    Total current liabilities.........................       31,993        51,243

Long-term obligations.................................       10,257        12,527
Accrued restructuring.................................        2,013         2,465
                                                        ------------  ------------
    Total  liabilities................................       44,263        66,235

Commitments and contingencies

Stockholders' equity:
  Common stock........................................           69            65
  Additional paid-in capital..........................      499,708       489,204
  Notes receivable from stockholders..................       (1,316)       (2,048)
  Deferred compensation...............................      (15,601)      (32,818)
  Accumulated deficit.................................     (248,836)     (209,049)
                                                        ------------  ------------
    Total stockholders' equity........................      234,024       245,354
                                                        ------------  ------------

        Total liabilities and stockholders' equity.... $    278,287  $    311,589
                                                        ============  ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                   Three Months Ended          Six Months Ended
                                                      December 31,                December 31,
                                                --------------------------  --------------------------
                                                      2001          2000          2001          2000
                                                ------------  ------------  ------------  ------------
Net revenue................................... $      8,297  $     47,948        15,475  $     82,715
Cost of revenue...............................        4,961        25,305        14,432        44,560
                                                ------------  ------------  ------------  ------------
Gross profit .................................        3,336        22,643         1,043        38,155

Operating expenses:
  Research and development....................        5,950        10,703        11,732        18,868
  Sales and marketing.........................        1,562         4,758         3,031         8,723
  General and administrative..................        1,705         3,809         3,509         6,715
  Stock compensation..........................        6,191        12,791        15,130        33,932
  Acquired in-process research and development        5,445            --         5,445         4,700
  Amortization of intangibles.................        2,619         2,619         5,238         4,417
  Restructuring charge (recovery).............         (120)           --          (451)           --
                                                ------------  ------------  ------------  ------------
    Total operating expenses..................       23,352        34,680        43,634        77,355
                                                ------------  ------------  ------------  ------------
Loss from operations..........................      (20,016)      (12,037)      (42,591)      (39,200)
Other income, net.............................        1,197         3,509         2,804         6,924
                                                ------------  ------------  ------------  ------------
Loss before income taxes......................      (18,819)       (8,528)      (39,787)      (32,276)
Income taxes .................................           --         2,754            --         4,310
                                                ------------  ------------  ------------  ------------
Net loss...................................... $    (18,819) $    (11,282) $    (39,787) $    (36,586)
                                                ============  ============  ============  ============

Basic and diluted net loss
  per common share............................ $      (0.29) $      (0.20) $      (0.64) $      (0.65)
                                                ============  ============  ============  ============
Weighted-average number of shares
  used in computing basic
  and diluted net loss per
  common share................................       63,797        56,914        62,528        55,991
                                                ============  ============  ============  ============

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                Six Months Ended
                                                                   December 31,
                                                             --------------------------
                                                                 2001          2000
                                                             ------------  ------------
OPERATING ACTIVITIES
Net loss................................................... $    (39,787) $    (36,586)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization............................        5,020         4,971
  Amortization of intangibles..............................        5,238         4,417
  Stock compensation.......................................       15,130        33,932
  Acquired in-process research and development.............        5,445         4,700
  Provision for excess inventory...........................        2,915            --
  Changes in operating assets and liabilities:
    Accounts receivable....................................       10,752       (14,387)
    Inventories............................................         (187)      (12,088)
    Other current assets...................................         (105)         (790)
    Other assets...........................................          (70)        1,075
    Accounts payable.......................................       (8,071)        9,673
    Accrued compensation and related expenses..............       (1,245)        2,478
    Accrued restructuring..................................       (3,907)           --
    Warranty...............................................       (1,323)        2,465
    Other accrued expenses and deferred revenue............       (6,842)       10,151
                                                             ------------  ------------
      Net cash provided by (used in) operating activities..      (17,037)       10,011
                                                             ------------  ------------
INVESTING ACTIVITIES
Purchases of held-to-maturity securities...................     (108,650)           --
Maturities of held-to-maturity securities..................      112,264         6,959
Acquisitions, net of cash assumed..........................          234        (3,077)
Purchases of property and equipment........................       (1,363)      (18,706)
                                                             ------------  ------------
      Net cash provided by (used in) investing activities..        2,485       (14,824)
                                                             ------------  ------------
FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations...       (6,569)       (2,262)
Payments on debt assumed in the acquisition................           --        (1,607)
Proceeds from short-term borrowings and long-term debt.....        4,057            --
Net proceeds from issuance of common stock.................          998         1,110
Repurchase of common stock.................................         (191)           --
Proceeds from payments of stockholders' notes receivable...          732           940
                                                             ------------  ------------
      Net cash used in financing activities................         (973)       (1,819)
                                                             ------------  ------------

Net decrease in cash and cash equivalents..................      (15,525)       (6,632)
Cash and cash equivalents at beginning of period...........       79,313        90,964
                                                             ------------  ------------
Cash and cash equivalents at end of period................. $     63,788  $     84,332
                                                             ============  ============
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases.................... $         --  $      6,824
                                                             ============  ============
Conversion of preferred stock to common stock ............. $         --  $         --
                                                             ============  ============
Common stock issued for notes receivable................... $         --  $         --
                                                             ============  ============
Stock accretion............................................ $         --  $         --
                                                             ============  ============
Warrants issued in connection with securing a line
  of credit................................................ $         --  $         --
                                                             ============  ============

See accompanying notes.

AVANEX CORPORATION
Notes To Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2001, and for the three and six months ended December 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively "Avanex" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2001, the consolidated operating results for the three and six months ended December 31, 2001 and 2000, and the consolidated cash flows for the six months ended December 31, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended June 30, 2001.

The consolidated results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002. The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date, but does not include the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The second quarter of fiscal 2002 and 2001 ended on December 28, 2001 and December 29, 2000, respectively.

2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

                                               December 31,     June 30,
                                                   2001          2001
                                               ------------  ------------
Raw materials................................ $      1,043  $      1,963
Work-in-process..............................        2,159         2,492
Finished goods...............................          521         1,996
                                               ------------  ------------
                                              $      3,723  $      6,451
                                               ============  ============

Additionally, during the third and fourth quarters of fiscal 2001, there was a sudden and significant decrease in forecasted revenues. As a result, the Company reviewed items on hand to identify quantities in excess of those require to meet the Company 6-month demand forecast. Based on that review, we identified and charged to cost of revenue excess inventories of $34.7 million, including non-cancelable purchase obligations, at June 30, 2001 and $2.9 million as of the quarter ended September 30, 2001.

In the six-month ended December 31, 2001, the Company unexpectedly utilized and sold inventory previously written-off totaling $1.3 million. As a result, cost of revenue associated with this revenue was zero. In addition, the cost of revenue for the quarter ended December 31, 2001 was reduced by a $0.6 million favorable settlement of non-cancelable purchase obligations as well as a $1.3 million reduction of warranty accrual. The later was reduced to align the balance with the Company current estimated related future costs.

3. Restructuring Charge/(Recovery)

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure, primarily in manufacturing and administration functions in Fremont, California facilities. Doing so realigned resources with the current business outlook and lowered the Company's cost structure. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. A summary of the activities in the restructuring liability is as follows (in thousands):

                                              Accrued       Adjustments                       Accrued
                                           Restructuring    to Accrued                     Restructuring
                                             Charge at     Restructuring  (Cash Payments)/   Charge at
                                           June 30, 2001      Charge      Cash Receipts   December 31, 2001
                                            --------------  -------------  --------------  ---------------
Workforce reduction...................... $        2,514  $         (15) $       (2,475) $             24
Abandonment of excess equipment..........             --           (436)            436                --
Abandonment of excess leased facilities..          4,009             --          (1,226)            2,783
Capital leases...........................          3,275             --            (391)            2,884
                                            --------------  -------------  --------------  -----------------
    Total ...............................          9,798           (451)         (3,656)            5,691
Less current portion ....................          7,333    ============== ==============           3,678
                                            --------------                                 -----------------
Long-term portion ....................... $        2,465                                 $          2,013
                                            ==============                                 =================

Remaining cash expenditures related to workforce reduction will be completed in the third quarter of fiscal 2002. Amounts related to the abandonment of excess leased facilities will be paid as the payments are due in fiscal 2002. Capital leases payments are due over the leases terms through third quarter of fiscal 2005.

4. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

                                                   Three Months Ended          Six Months Ended
                                                      December 31,                December 31,
                                                --------------------------  --------------------------
                                                    2001          2000          2001          2000
                                                ------------  ------------  ------------  ------------
Net loss...................................... $    (18,819) $    (11,282)      (39,787) $    (36,586)
                                                ============  ============  ============  ============
Basic and diluted:
  Weighted-average number of shares of common
     stock outstanding........................       67,597        65,209        66,734        64,982
  Less: weighted-average number of shares
     subject to repurchase....................       (3,800)       (8,295)       (4,206)       (8,991)
                                                ------------  ------------  ------------  ------------
Weighted-average number of shares used in
  computing basic and diluted
  net loss per common share...................       63,797        56,914        62,528        55,991
                                                ============  ============  ============  ============
Basic and diluted net loss
  per common share............................ $      (0.29) $      (0.20)        (0.64) $      (0.65)
                                                ============  ============  ============  ============

5. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company will be July 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with identified lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142 with respect to the acquisition of Holographix. Amortization of Intangibles for the three months ended December 31, 2001 and 2000, and for the six months ended December 31, 2001 and 2000 amounted to $2,619,000, $2,619,000, $5,238,000, and $4,417,000, respectively. The acquisition of LambdaFlex was accounted for using the guidance of SFAS 141 and SFAS 142 (see Note 6).

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of disposal of long- lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its financial position or results of operations.

6. Acquisition of LambdaFlex, Inc.

On November 19, 2001, the Company acquired LambdaFlex Inc., ("LambdaFlex"), a start-up Company that is developing intelligent optical modules for increased network flexibility. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of LambdaFlex subsequent to the acquisition date. The total purchase price of approximately $13 million included consideration of 2,750,318 shares of Avanex common stock, the issuance of options to purchase an aggregate of 106,801 shares of Avanex common stock in exchange for options to purchase LambdaFlex common stock and estimated direct transaction costs.

The total estimated purchase cost of LambdaFlex is as follows (in thousands):

Value of securities issued .............. $  11,936
Assumption of LambdaFlex options ........       429
                                            --------
                                             12,365
Estimated transaction costs and expenses.       600
                                            --------
                                          $  12,965
                                            ========

The preliminary purchase price allocation is as follows (in thousands):

                                                   Amount
                                                 ----------

Tangible net assets (liabilities).............. $      (46)
Intangible assets acquired:
    In-process research and development........      5,445
    Deferred compensation .....................        577
    Goodwill...................................      6,989
                                                 ----------
Total estimated purchase price allocation...... $   12,965
                                                 ==========

The purchase price allocation for LambdaFlex acquisition is preliminary. The Company will finalize the purchase price allocation subsequent to the receipt of the final independent appraisal and validation of its result by the Company. Tangible net assets acquired included cash, short-term investments, accounts receivable, and property and equipment. Liabilities assumed principally include accounts payable, deferred wages, and accrued expenses.

A portion of the purchase price has been allocated to in- process research and development ("IPR&D"). IPR&D was identified and valued through extensive interviews, analysis of data provided by LambdaFlex concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing IPR&D.

The acquisition provided several benefits to the Company; first, LambdaFlex was developing certain technology that the Company believed could be leveraged across many other products in its portfolio, with technology that is thought to be industry leading in a market that is in its infancy. Second, the acquisition of LambdaFlex increases the potential to capitalize on opportunities in the market for next generation long haul and ultra long haul amplifiers and "intelligent" metro optical add-drop nodes. Third, the Company believed it was gaining a critical time-to-market advantage over its potential competitors in this market. Lastly, the Company believed there were synergies for LambdaFlex as part of the Company, including leveraging its know-how in the area of diffractive gratings, a key component of the DGFF product.

In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. The discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

Deferred compensation is recognized for the intrinsic value of the unvested Avanex's options granted to LambdaFlex employees. The amount of approximately $577,000 of deferred compensation will be amortized over the remaining vesting period, of approximately 3 years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will not be amortized, based on the recently issued accounting pronouncements SFAS 141 and SFAS 142. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The Company will be using an impairment-only method to evaluate the LambdaFlex goodwill in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward-looking (i) our future product mix and future operating costs, and (ii) other statements that are not based on historical facts, which can be identified by the use of such words as "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in "Risk Factors". These factors could cause actual results to differ materially from those predicted in any forward-looking statements and they include any accounting adjustments made during the close of the Company's quarter, general economic conditions, the pace of spending and the timing of economic recovery in the telecommunications industry (particularly the optical networks industry), the Company's inability to sufficiently anticipate market needs and develop products and product enhancements that achieve market acceptance, higher than anticipated expenses the Company may incur, or the inability to identify expenses which can be eliminated. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company undertakes no obligation to update forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited consolidated financial statements and notes for the year ended June 30, 2001, included in our Form 10-K filed with SEC on September 17, 2001.

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

 We, like many of our peers in the communications equipment industry, have been affected by the downturn in telecommunications equipment spending. Our revenues decreased from $18.2 million in the quarter ended June 30, 2001 to $7.2 million in the quarter ended September 30, 2001 and slightly increased to $8.3 million in the quarter ended December 31, 2001. Due to the continued weakness in the general economy, and the telecom sector in particular, revenue in fiscal 2002 will be significantly less than fiscal 2001, putting downward pressure on margins and profits. During the fourth quarter of fiscal 2001, we implemented cost containment plans to reduce our operating spending and these cost cutting strategies have reduced our operating expenses, excluding charges for amortization of deferred stock compensation, excess inventory, restructuring activities, acquired in-process research and development and amortization of intangible assets, by almost 30% in the first and second quarter of fiscal 2002 from the fourth quarter of fiscal 2001.

Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely.

Results of Operations

Net Revenue

Net revenue for the quarter ended December 31, 2001 was $8.3 million, compared to $47.9 million for the quarter ended December 31, 2000. In the quarter ended December 31, 2001, we had two customers that each accounted for greater than 10% of net revenue, compared to three customers that each accounted for greater than 10% of net revenue in the quarter ended December 31, 2000. Net revenue for the six-month period ended December 31, 2001 was $15.5 million, compared with $82.7 million for the six-month period ended December 31, 2000. The decrease in net revenue was primarily due to the substantial decrease of shipments to customers, including WorldCom, reflecting reduced capital spending by telecommunication carriers and other telecommunication suppliers.

We currently derive our revenue primarily from the sale of our PowerFilter, PowerMux and PowerExchanger, which accounted for 89.1% of our total net revenue in the quarter ended December 31, 2001. To date, we have generated a substantial portion of our revenue from a limited number of customers. While we are seeking to diversify our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

Cost of Revenue

Cost of revenue for the quarter ended December 31, 2001 was $5 million, compared to $25.3 million for the quarter ended December 31, 2000. Cost of revenue for the quarter ended December 31, 2001 was reduced by: 1) the unexpected utilization and sale of $1.3 million of inventory previously written-off, 2) the $0.6 million favorable settlement of non-cancelable purchase obligations, and 3) $1.3 million reduction of the warranty accrual. The later was reduced to align the balance with our current estimate of related costs.

During the second half of the year, certain customers may order products which may include components and parts previously written-off. While there is no assurance this will occur, we do not expect the effect to differ significantly from those of the first half of the year.

In addition, we are continuing negotiations with certain suppliers to further reduce our remaining $4.4 million non-cancelable purchase obligations. The results of these negotiations if any, will be recorded in the period in which they are ultimately settled.

Cost of revenue for the six-month period ended December 31, 2001 was $14.4 million, compared to $44.6 million for the same six-month period ended December 31, 2000. The decrease in cost of revenue was primarily due to the decease in revenue. Cost of revenue for the six- months ended December 31, 2001 was reduced by: 1) the unexpected utilization and sale of $1.3 million of inventory previously written-off, 2) the $0.6 million favorable settlement of non-cancelable purchase obligations, and 3) $1.3 million reduction of the warranty accrual. The later was reduced to align the balance with our current estimate of related costs. Our gross profit percentage decreased from 47% for the quarter ended December 31, 2000 to 40% for the quarter ended December 31, 2001. The decrease in gross profit percentage was primarily due to the decrease in the average selling price of some of our products, and manufacturing inefficiencies resulting from declining revenue. Our gross profits are and will be primarily affected by changes in manufacturing volume, mix of products sold, changes in our pricing policies and those of our competitors, and mix of sales channels through which our products are sold. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

Our ability to achieve improvement in our gross margins is particularly dependent upon (1) substantially increasing revenues which improves manufacturing efficiencies and (2) reducing our manufacturing costs through increased use of third party contractors and establishing offshore manufacturing facilities in lower cost localities.

Research and Development

Research and development expenses decreased $4.7 million from $10.7 million for the quarter ended December 31, 2000 to $6.0 million for the quarter ended December 31, 2001, and decreased $7.2 million from $18.9 million for the six-month period ended December 31, 2000 to $11.7 million for the six-month period ended December 31, 2001. The decrease was primarily attributable to the implementation of new management processes, including reduced headcount and reduced use of consultants, that increase our operating effectiveness and realign our research and development projects with expected market demand.

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

Sales and Marketing

Sales and marketing expenses decreased $3.2 million from $4.8 million for the quarter ended December 31, 2000 to $1.6 million for the quarter ended December 31, 2001, and decreased $5.7 million from $8.7 million for the six-month period ended December 31, 2000 to $3.0 million for the six-month period ended December 31, 2001. The decrease was primarily attributable to the decreased sales commissions associated with lower net revenue and decreased promotional and product marketing expenses.

General and Administrative

General and administrative expenses decreased $2.1 million from $3.8 million for the quarter ended December 31, 2000 to $1.7 million for the quarter ended December 31, 2001, and decreased $3.2 million from $6.7 million for the six-month period ended December 31, 2000 to $3.5 million for the six-month period ended December 31, 2001. The decrease was primarily attributable to decreased staffing for finance and human resources, and decreased recruiting and other infrastructure related expenses that resulted from the implementation of cost containment plans.

Stock Compensation

Stock compensation expenses decreased $6.6 million from $12.8 million for the quarter ended December 31, 2000 to $6.2 million for the quarter ended December 31, 2001, and decreased $18.8 million from $33.9 million for the six-month period ended December 31, 2000 to $15.1 million for the same six-month period ended December 31, 2001. From inception through December 31, 2001, we have expensed a total of $103.1 million of stock compensation, leaving an unamortized balance of $15.6 million on our December 31, 2001 unaudited condensed consolidated balance sheets. This decrease was partially attributable to decreased amortization of deferred stock compensation resulting from options cancelled as a result of the restructuring. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed from Holographix. The deferred stock compensation for options assumed from Holographix and LambdaFlex was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

Acquired In-Process Research and Development ("IPR&D")

For the three- and six-month ended December 31, 2001, the Company recorded $5.4 million of acquired IPR&D resulting from the acquisition of LambdaFlex. See Note 6 of Notes to Condensed Consolidated Financial Statements. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

A portion of the purchase price has been allocated to IPR&D. IPR&D was identified and valued through extensive interviews, analysis of data provided by LambdaFlex concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the IPR&D.

In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. The discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

Amortization of Intangibles

Amortization of intangibles for the quarter ended December 31, 2001 and for the quarter ended December 31, 2000 was $2.6 million. Amortization of intangibles increased $0.8 million from $4.4 million for the six-month period ended December 31, 2000 to $5.2 million for the six- month period ended December 31, 2001. This expense is due to the amortization of goodwill and other intangible assets recorded in connection with our acquisition of Holographix, which was accounted for as a purchase, and closed on July 25, 2000. These intangible assets are being amortized over their estimated remaining useful life of 3 to 5 years.

Our amortization of intangibles will continue to generate net losses for the foreseeable future. Amortization of intangibles could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of property, equipment, and intangibles or render them not recoverable. We performed such an analysis as of December 31, 2001 and the estimated undiscounted future cash flow supported the carrying value of these assets. As a result, no revision of the estimated useful life or impairment charge was recorded other than as discussed in the following section.

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

Other Income, Net

Other income, net consists primarily of interest on our cash investments offset by interest expense related to our financing obligations. Other income, net was $1.2 million for the quarter ended December 31, 2001 and $3.5 million for the comparable quarter in fiscal 2001. Other income, net was $2.8 million for the six-month period ended December 31, 2001 and $6.9 million for the six-month period ended December 31, 2000. The decrease in other income, net was primarily due to lower yields on our cash investments and additional interest charges on capital lease obligations and bank debt.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily through private sales of approximately $30.4 million of convertible preferred stock. We have also financed our operations through bank borrowings as well as through equipment lease financing. In February 2000, we received net proceeds of approximately $238 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors.

As of December 31, 2001, we had cash and cash equivalents and short-term investments of $160.7 million and long-term investment holdings of $41.4 million.

Cash used in operating activities was $17.0 million for the six months ended December 31, 2001, compared to $10.0 million of cash provided by operating activities for the comparative period of fiscal 2001. Our use of cash in operations was primarily the result of our operating loss, decreases in accounts payable, decrease in other accrued and deferred revenue, and cash restructuring liabilities. Offsetting this use of cash was our decrease in accounts receivable. Our use of cash was also partially offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, stock compensation expense, amortization of intangibles, and acquired in-process research and development.

Cash generated by investing activities was $2.5 million for the six months ended December 31, 2001, primarily from the maturities of investment securities, net of purchases of held-to-maturities securities. Offsetting this was $1.4 million of cash used for the investments in production equipment, research and development equipment, and computers. Net cash used in investing activities was $14.8 million for the comparable period of fiscal 2001, principally for the net purchase activities of short and long- term investments, the purchases of property and equipment, and the acquisition of Holographix.

Net cash used in financing activities was $1.0 million for the six months ended December 31, 2001, primarily for payments on long-term debt and capital lease obligations. Offsetting the cash used were proceeds from short-term borrowings, cash payments received from stockholders' notes receivable and the proceeds from issuance of common stock. Net cash used in financing activities was $1.8 million for the comparable period of fiscal 2001. Our use of cash in financing activities in the six months ended December 31, 2000 was primarily the result of our payments on long-term debt and capital lease obligations. We financed capital purchases through cash, capital leases or equipment credit lines. The Company has a revolving line of credit from a financial institution, which allows maximum borrowings up to $20 million, of which $6.8 million was drawn down at December 31, 2001. The revolving credit agreement terminates July 10, 2002, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for us will be July 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with identified lives will not be amortized. We are currently evaluating the impact of the provisions of SFAS 141 and SFAS 142. The acquisition of LambdaFlex has occurred after June 30, 2001, therefore the goodwill is not being amortized, and will be accounted for using the guidance of SFAS 141 and SFAS 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 14, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its financial position or results of operations

RISK FACTORS

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We have never been profitable. As of December 31, 2001, we had an accumulated deficit of $249 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended December 31, 2001, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow.

We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

Period                                                Loss From Operations
----------------------------------------------------  ------------------
Six months ended December 31, 2001.................. $      (42,591,000)
Fiscal year ended June 30, 2001.....................       (134,784,000)
Fiscal year ended June 30, 2000.....................        (44,356,000)
Fiscal year ended June 30, 1999.....................         (9,250,000)
From October 24, 1997 (inception) to June 30, 1998..         (1,133,000)

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we began implementation of a cost containment program in the quarter ended September 30, 2001, we still have a large amount of fixed expenses, and we expect to continue to incur significant manufacturing, sales and marketing, product development and administrative expenses. As a result, we will need to generate higher revenues while containing costs and operating expenses if we are to achieve profitability.

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
  Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including JDS Uniphase, Agere, Lucent Technologies, Nortel Networks, Fujitsu, Oplink Communications, Chorum Technologies, Wavesplitter and New Focus, and pricing pressures;
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

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed. For example, our loss in the second half of fiscal 2001 is partially attributable to the high level of fixed expenses in manufacturing and research and development. New product introductions can result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. In addition, there may be significant costs relating to the introduction of new products into volume manufacturing. If growth in our revenues does not outpace the increase in our expenses, our results of operations could be seriously harmed.

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

MARKET CONDITIONS IN THE TELECOMMUNICATIONS MARKET MAY SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We sell our products primarily to a few large customers in the telecommunications market for use in infrastructure projects. In the telecommunications market, there has recently been a reduction in spending for infrastructure projects. The current economic downturn may lead to continued reductions in such infrastructure spending, and our customers may continue to significantly reduce their orders for our products. In addition, because we rely on a high percentage of our sales from only a few customers, any reductions in spending on our products by our current customers, or unwillingness to purchase our products by future customers, could significantly harm our financial position and results of operations. For example, declining orders from WorldCom contributed significantly to our sequential quarterly revenue decline in fiscal 2001 and declining orders from Nortel and Fujitsu have contributed to our quarterly revenue decline from the March 31, 2001 quarter through the September 30, 2001 quarter. Reduced infrastructure spending could also lead to increased price competition. If our customers and potential customers continue to reduce their infrastructure spending, we may fall short of our revenue expectations for future quarters or the fiscal year.

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

OUR INABILITY TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD PREVENT US FROM INCREASING REVENUE.

We currently offer five products, PowerFilter, PowerMux, PowerExchanger, PowerExpress, and PowerShaper. The declines in demand for our PowerFilter and PowerMux products have resulted in the significant decrease in revenues during fiscal 2001 and the first half of fiscal 2002. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and may decline, and our business will be seriously harmed. The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers that have designed our new products into their system could instead purchase products from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs in attempting to complete delayed new products or to fix defective products. We cannot be certain that we will successfully develop and market these types of products and product enhancements. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. For example, our PowerMux product, which incorporates our PowerFilter product and additional functionality, has replaced our PowerFilter product in most applications. We must continue to develop state-of-the-art products and introduce them into the commercial market quickly in order to be successful. Although we introduced our PowerShaper product during the quarter ended March 31, 2000, it is still in the beta testing stage. Our experience with PowerShaper demonstrates the substantial amount of time it may take for the qualification and commercial deployment of a product. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerMux, PowerShaper, PowerExpress, PowerExchanger or our other future products to achieve market acceptance could significantly harm our business.

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS, WHICH COULD CAUSE US TO LOSE ORDERS OR CUSTOMERS AND RESULT IN LOWER REVENUES.

We currently use a rolling 6-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to our outsourced manufacturers, and we use them internally as well. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our requirements, we, and our third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our requirements, we could have excess inventory of parts as well as over-capitalized manufacturing facilities. For example, the inventory write-off booked in the year ended June 30, 2001 and in the quarter ended December 31, 2001 is a result of our inability to forecast the sudden decrease in demand for our products. Cumulatively, we have booked $35.7 million inventory write-off, this provision is for inventory that is unique and we do not expect to use based on our 6-month sales forecast. There may be instances, however, where the Company, due to unforeseen future demand, may utilize this excess inventory. We also may experience shortages of components from time to time, which could delay the manufacturing of our products and could cause us to lose orders or customers.

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

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS MAY RESULT IN PRODUCT DELIVERY DELAYS AND MAY HAVE AN ADVERSE AFFECT ON OUR OPERATIONS.

We rely on a small number of outsourced manufacturers to manufacture our subcomponents. We intend to deepen our relationship with outsourced manufacturers so that they will eventually manufacture a substantial portion of our commercial volume, and possibly our products in the future. The qualification of these manufacturers is an expensive and time-consuming process, and these outsourced manufacturers build optical components for other companies, including our competitors. In addition, we do not have contracts in place with many of these manufacturers. We have very limited experience in working with third party manufacturers and we may not be able to effectively manage our relationships with our manufacturers. We cannot be certain that they will be able to fill our orders in a timely manner. If we cannot effectively manage these manufacturers or they fail to deliver components in a timely manner, we could experience significant delays in shipping our product. Product delays may have an adverse effect on our business and results of operations.

Our outsourced manufacturers have a limited history of manufacturing optical subcomponents and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these outsourced manufacturers could harm our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers. In addition, the products and subcomponents that these outsourced manufacturers build for us may be insufficient in quality or in quantity to meet our needs. The inability of our outsourced manufacturers to provide us with adequate supplies of high-quality products and subcomponents in the future could cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and could seriously harm our business.

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

In addition, our outsourced manufacturers may begin to integrate these subcomponents for us to produce turnkey products for us, which will add to the complexity and difficulty of obtaining sufficient quantities of these products at acceptable quality from these outsourced manufacturers. Any failure of these outsourced manufacturers to timely produce turnkey products for us in the quantities and quality needed will seriously harm our business.

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL CONTROLS, REPORTING SYSTEMS AND PROCEDURES, OUR BUSINESS MAY NOT SUCCEED.

Our revenues have changed from $6.5 million in the quarter ended December 31, 1999 to $47.9 million in the quarter ended December 31, 2000, to $8.3 million in the quarter ended December 31, 2001. We had 740 employees as of June 30, 2000, and as of June 30, 2001. However, in April and July 2001, we had reductions-in-force which reduced our employees by approximately 654 people, including temporary employees. As of December 31, 2001, we had 436 employees. We currently operate facilities in Fremont, California and in Richardson, Texas. We also have a sales office with a regional sales manager in Newtown, Pennsylvania and a sales manager who services our customers in Canada. In addition, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc., a Delaware corporation located in Hudson, Massachusetts. As of December 31, 2002, this unit had six full-time and two part-time employees. The rapidly changing number of employees and volatile quarterly revenue, combined with the challenges of managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to manage our work force worldwide. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. In particular, our future success depends upon the continued services of our executive officers, particularly Paul Engle, our President and Chief Executive Officer, and Xiaofan (Simon) Cao, our Chief Technology Officer and Senior Vice President of Business Development, and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees is bounded by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. The current challenging environment will place a significant demand on our management and operational resources. Many of the members of our management team have only been with us for a relatively short period of time. For example, our Chief Executive Officer joined us in September 2000, and four out of our eight current executive officers have joined us since September 1999. Failure of the new management team to work effectively together could seriously harm our business.

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

Because lead times for materials, components and equipment used in the assembly of our products are long and vary significantly, we may have excess or inadequate inventory of some materials, components and equipment if orders do not match forecasts. For example, in the year ended June 30, 2001 and in the quarter ended December 31, 2001, we have cumulatively booked a $35.7 million inventory provision, including non-cancelable purchase order commitments. Furthermore, if we change suppliers, our customers may require that our products be re-qualified by them, which is time consuming and expensive.

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

AS OUR COMPETITORS CONSOLIDATE, THEY MAY OFFER PRODUCTS OR PRICING, WHICH WE CANNOT MEET, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

Consolidation in the fiber optic component industry could intensify the competitive pressures that we face. For example, three of our competitors, JDS Uniphase, SDL, Inc. and E-Tek Dynamics, Inc. merged over the past several years. This merged company has announced its intention to offer more integrated products that could make our products less competitive. Our customers may prefer to purchase products from certain of our competitors who offer broader product lines, which would negatively affect our sales and operating results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, ONE OR MORE OF THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

Our customer base is limited and highly concentrated. Three customers accounted for an aggregate of 58.7% of our net revenue in the quarter ended December 31, 2001. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although as of December 31, 2001, we had 39 U.S. patents issued or allowed and 3 foreign patents issued or allowed, we cannot assure you that the remaining 65 U.S. patent applications and 19 foreign patent applications that we have filed as of December 31, 2001 and have not been approved will be approved. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property has trade secrets implications, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

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

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. and in November 2001, we acquired LambdaFlex, a developer of technologies for dynamic optical networks. Acquisitions or investments could result in a number of financial consequences, including without limitation:

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

As of December 31, 2001, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 20% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company (in thousands).

As of December 31, 2001:

                                                            Total      Fair
                                Years Ended December 31,  Amortized   Market
                                   2002         2003        Cost       Value
                               ------------  -----------  ---------  ---------
Held-to-maturity securities.. $     96,771  $    41,354  $ 138,125  $ 138,573
Average interest rate........          3.8%         3.9%

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

IPO Class Action Lawsuit

On August 6, 2001, a putative securities class action, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256, was filed against the Company, certain company officers and directors (the "individual defendants"), and four underwriters in the Company's initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between February 3, 2000 and December 6, 2000 (the "class period"). Several complaints substantially identical to Beveridge were later filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New. These cases have been consolidated under Civil Action No. 01-CV-6890.

These complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex Corp. and certain of its directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuit and all other "IPO allocation" securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

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

Of the net proceeds, as of December 31, 2001[Update], we have used approximately $26.5 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $9.6 million of the proceeds were used to repay long-term debt and capital lease obligations.

In connection with our acquisition of LambdaFlex, we issued 2,750,318 shares of our common stock (the "Merger Shares") to the existing stockholders of LambdaFlex in exchange for all of the outstanding shares of capital stock of LambdaFlex. In addition, outstanding options to purchase LambdaFlex common stock were converted into options to purchase approximately 106,801 shares of our common stock. The Merger Shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary, and we used reasonable care to assure that the stockholders of LambdaFlex were not underwriters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

None

(b) Reports on Form 8-K:

Report on Form 8-K as filed on October 23, 2001 reports the first quarter earnings press release for the quarter ended September 30, 2001 and reports the acquisition of LambdaFlex, a developer of technologies for dynamic optical network.

Report on Form 8-K as filed on January 24, 2002 reports the second quarter earnings press release for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION

(Registrant)

By:	/s/ Jessy Chao

Jessy Chao
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: February 11, 2002