Form 10-Q
period 2002-03-31
AVANEX CORP
filed 2002-05-13
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-29175

AVANEX CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3285348
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

40919 Encyclopedia Circle
Fremont, California 94538
(Address of Principal Executive Offices including Zip Code)

(510) 897-4188
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

There were 69,484,424 shares of the Company’s Common Stock, par value $.001 per share, outstanding on April 30, 2002.

AVANEX CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AVANEX CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2002	June 30, 2001
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$54,525	$79,313
Short-term investments	99,024	125,278
Accounts receivable, net	2,464	13,977
Inventories	5,681	6,451
Other current assets	2,558	877

Total current assets	164,252	225,896
Long-term investments	39,082	16,462
Property and equipment, net	20,630	25,864
Intangibles, net	41,870	42,724
Other assets	605	643

Total assets	$266,439	$311,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,524	$6,488
Accounts payable	4,300	13,506
Current portion of accrued restructuring	3,964	7,333
Accrued compensation and related expenses	3,615	4,756
Other accrued expenses	2,431	6,563
Warranty	4,134	5,589
Current portion of long-term obligations	5,842	5,060
Deferred revenue	187	1,948

Total current liabilities	30,997	51,243
Long-term obligations	8,718	12,527
Accrued restructuring	18,078	2,465

Total liabilities	57,793	66,235
Commitments and contingencies
Stockholders’ equity:
Common stock	69	65
Additional paid-in capital	500,053	489,204
Notes receivable from stockholders	(1,316)	(2,048)
Deferred compensation	(11,208)	(32,818)
Accumulated deficit	(278,952)	(209,049)

Total stockholders’ equity	208,646	245,354

Total liabilities and stockholders’ equity	$266,439	$311,589

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net revenue	$10,185	$30,311	$25,660	$113,026
Cost of revenue	7,182	39,775	21,614	84,335
Stock compensation	137	462	752	8,376

Gross profit (loss)	2,866	(9,926)	3,294	20,315
Operating expenses:
Research and development	6,087	11,064	17,819	29,932
Sales and marketing	1,698	4,083	4,729	12,806
General and administrative	2,151	3,275	5,660	9,990
Stock compensation (1)	4,194	10,101	18,709	36,119
Acquired in-process research and development	—	—	5,445	4,700
Amortization of intangibles	2,632	2,619	7,870	7,036
Restructuring charge	17,116	—	16,665	—

Total operating expenses	33,878	31,142	76,897	100,583

Loss from operations	(31,012)	(41,068)	(73,603)	(80,268)
Interest and other income, net	1,546	3,855	5,951	11,508
Interest and other expense, net	(650)	(302)	(2,251)	(1,031)

Loss before income taxes	(30,116)	(37,515)	(69,903)	(69,791)
Income taxes (benefits)	—	(1,101)	—	3,209

Net loss	$(30,116)	$(36,414)	$(69,903)	$(73,000)

Basic and diluted net loss per common share	$(0.45)	$(0.62)	$(1.09)	$(1.28)

Weighted-average number of shares used in computing basic and diluted net loss per common share	66,583	58,607	63,863	56,849

(1) Below is the allocation of stock compensation expense:
Research and development	$2,403	$7,191	$10,560	$27,008
Sales and marketing	50	523	469	2,058
General and administrative	1,741	2,387	7,680	7,053

	$4,194	$10,101	$18,709	$36,119

See accompanying notes.

AVANEX CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(69,903)	$(73,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,799	8,646
Amortization of intangibles	7,870	7,036
Stock compensation	19,462	44,495
Acquired in-process research and development	5,445	4,700
Provision for excess inventory	3,943	11,375
Non-cash portion of restructuring charge	17,216	—

Changes in operating assets and liabilities:
Accounts receivable	11,518	(18,617)
Inventories	(3,173)	(25,583)
Other current assets	(1,715)	(347)
Other assets	11	1,237
Accounts payable	(9,377)	21,340
Accrued compensation and related expenses	(1,171)	3,356
Accrued restructuring	(4,972)	—
Warranty	(1,455)	3,352
Other accrued expenses and deferred revenue	(6,748)	8,852

Net cash used in operating activities	(25,250)	(3,158)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(155,957)	—
Maturities of held-to-maturity securities	159,758	28,741
Acquisitions, net of cash assumed	234	(3,077)
Purchases of property and equipment	(1,655)	(22,224)

Net cash provided by investing activities	2,380	3,440

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(3,899)	(2,853)
Payments on debt assumed in the acquisition	—	(1,607)
Payments on short-term borrowings	(4,021)	—
Proceeds from short-term borrowings and long-term debt	4,057	14,075
Net proceeds from issuance of common stock	1,404	3,665
Repurchase of common stock	(191)	—
Proceeds from payments of stockholders’ notes receivable	732	940

Net cash provided by (used in) financing activities	(1,918)	14,220

Net increase (decrease) in cash and cash equivalents	(24,788)	14,502
Cash and cash equivalents at beginning of period	79,313	90,964

Cash and cash equivalents at end of period	$54,525	$105,466

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases	$—	$12,905

See accompanying notes.

AVANEX CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2002, and for the three and nine months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2002, the consolidated operating results for the three and nine months ended March 31, 2002 and 2001, and the consolidated cash flows for the nine months ended March 31, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended June 30, 2001.

The consolidated results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002. The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date, but does not include the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The third quarter of fiscal 2002 and 2001 ended on March 29, 2002 and March 30, 2001, respectively.

2.    Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

	March 31, 2002	June 30, 2001
Raw materials	$2,975	$1,963
Work-in-process	2,325	2,492
Finished goods	381	1,996

	$5,681	$6,451

It is the Company’s policy to permanently write off 100% of the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to the Company.

In the third quarter of fiscal 2001, the Company recorded charges to cost of revenue of $11.4 million for excess and obsolete inventory and $10.2 million for non-cancelable purchase obligations. In the fourth quarter of fiscal 2001, the Company recorded an additional charge of $13.1 million for excess and obsolete inventory. In the three and nine months ended March 31, 2002, the Company recorded charges for excess and obsolete inventory of $1.0 million and $3.9 million.

In the three and nine months ended March 31, 2002, the Company sold inventory previously written-off with original cost totaling $2.2 million and $3.4 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero. In addition, the cost of revenue for the nine-months ended March 31, 2002 was reduced by a $0.6 million favorable settlement of non-cancelable purchase obligations as well as a $1.5 million reduction of warranty accrual. The warranty accrual was reduced to align the balance with the Company’s current estimated related future costs.

3.    Restructuring Charge

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure, primarily in manufacturing and administration functions in its Fremont, California facilities. Doing so realigned resources with the then current business outlook and lowered the Company’s cost structure. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. This charge included excess manufacturing equipment with a carrying value of $14.7 million. This equipment was abandoned because its use was no longer required to support expected operating levels and, given the downturn in the Company’s industry, the Company concluded it could not be sold. Through March 31, 2002, the Company sold and received total proceeds of $536,000 for certain portions of this equipment. Those proceeds are reflected in the table below as a reduction of the initial charge for abandoned equipment.

Also during the quarter ended March 31, 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the city where the facilities are located. After considering information provided by the companies leasing agent, the Company concluded it was probable these facilities could not be subleased at the rate originally contemplated nor could they be subleased by June 30, 2002 as originally planned. As a result, the Company recorded an additional charge of $17.2 million relating to these facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through September 2003.

A summary of the activities in the restructuring liability is as follows (in thousands):

	Accrued Restructuring Charge at June 30, 2001	Adjustments to Accrued Restructuring Charge	(Cash Payments)/ Cash Receipts	Accrued Restructuring Charge at Marh 31, 2002
Workforce reduction	$2,514	$(15)	$(2,499)	$—
Abandonment of excess equipment	—	(536)	536	—
Abandonment of excess leased facilities.	4,009	17,216	(1,861)	19,364
Capital leases	3,275	—	(597)	2,678

Total	9,798	$16,665	$(4,421)	22,042

Less current portion	7,333			3,964

Long-term portion	$2,465			$18,078

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the term of the leases. Capital leases payments are due over the terms of the leases through third quarter of fiscal 2005.

4.    Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net loss	$(30,116)	$(36,414)	$(69,903)	$(73,000)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	69,376	65,595	67,611	65,188
Less: weighted-average number of shares subject to repurchase	(2,793)	(6,988)	(3,748)	(8,339)

Weighted-average number of shares used in computing basic and diluted net loss per common share	66,583	58,607	63,863	56,849

Basic and diluted net loss per common share	$(0.45)	$(0.62)	$(1.09)	$(1.28)

5.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (“SFAS 141”) “Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS 142 will significantly reduce amortization expense, which included $2.5 million, $2.5 million, $7.5 million and $6.7 million of goodwill amortization for the three months ended March 31, 2002 and 2001, and for the nine months ended March 31, 2002 and 2001. Goodwill was $39.9 million at March 31, 2002. The Company will reclassify indefinite lived intangible assets as defined by SFAS 142, which are not expected to be significant, to goodwill at the date of adoption. The Company will test for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company expects to perform the first step of the required impairment test of goodwill and indefinite lived intangible assets as of July 1, 2002 in the first quarter of fiscal 2003. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003. The Company believes there will be a single reporting unit. Also, if the current downward trend and near term outlook in the Company’s industry continues, the Company expects to complete the second step evaluation process in the first quarter of fiscal 2003.

The acquisition of LambdaFlex was accounted for using the guidance of SFAS 141 and SFAS 142, thus, the goodwill related to this transaction is not being amortized (see Note 6).

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its financial position, results of operations or cash flows.

6.    Acquisition of LambdaFlex, Inc.

On November 19, 2001, the Company acquired LambdaFlex Inc., (“LambdaFlex”), a start-up Company that had been developing intelligent optical modules for increased network flexibility. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of LambdaFlex subsequent to the acquisition date. The total purchase price of approximately $13 million included consideration of 2,750,318 shares of Avanex common stock, the issuance of options to purchase an aggregate of 106,801 shares of Avanex common stock in exchange for options to purchase LambdaFlex common stock and estimated direct transaction costs.

The total purchase cost of LambdaFlex is as follows (in thousands):

Amount
Value of securities issued	$11,936
Assumption of LambdaFlex options	429

12,365
Estimated transaction costs and expenses	600

$12,965

The purchase price allocation is as follows (in thousands):

Amount
Tangible net assets (liabilities)	$(46)
Intangible assets acquired:
In-process research and development	5,445
Deferred compensation	577
Goodwill	6,834
Assembled workforce	155

Total purchase price allocation	$12,965

Tangible net assets acquired included cash, short-term investments, accounts receivable, and property and equipment. Liabilities assumed principally include accounts payable, deferred wages, and accrued expenses. A portion of the purchase price has been allocated to in-process research and development (“IPR&D”). IPR&D was identified and valued through extensive interviews, analysis of data provided by LambdaFlex concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing IPR&D.

The acquisition provided several benefits to the Company. First, LambdaFlex was developing certain technology that the Company believed could be leveraged across many other products in its portfolio, with technology that is thought to be industry leading in a market that is in its infancy. Second, the acquisition of LambdaFlex increases the potential to capitalize on opportunities in the market for next generation long haul and ultra long haul amplifiers and “intelligent” metro optical add-drop nodes. Third, the Company believed it was gaining a critical time-to-market advantage over its potential competitors in this market. Lastly, the Company believed there were synergies for LambdaFlex as part of the Company, including leveraging its know-how in the area of diffractive gratings, a key component of the DGFF product.

In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

The acquired assembled workforce is comprised of 7 skilled employees. The Company is amortizing the value assigned to the assembled workforce of approximately $155,000 on a straight-line basis over an estimated remaining useful life of 3 years.

Deferred compensation is recognized for the intrinsic value of the unvested Avanex’s options granted to LambdaFlex employees. The amount of approximately $577,000 of deferred compensation will be amortized over the remaining vesting period, of approximately 3 years.

Goodwill, which represents the excess of the purchase price over the fair value of the underlying net identifiable assets and deferred compensation, will not be amortized, based on the recently issued accounting pronouncement SFAS 142. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The Company will be using an impairment-only method to evaluate the LambdaFlex goodwill in the future.

7.    Proposed Acquisition of Oplink Communications, Inc.

On March 18, 2002, Avanex and Oplink Communications, Inc. (“Oplink”) entered into an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which Avanex intends to acquire all of the outstanding capital stock of Oplink by exchanging 0.405344 of a share of Avanex common stock for each share of Oplink common stock outstanding on the closing date, subject to the terms and conditions of the Agreement. In addition, at the closing of the merger, Avanex will assume all options to purchase Oplink common stock, after application of the exchange ratio, and will reserve shares of Avanex common stock for issuance upon the exercise of the assumed options. The transaction is expected to close during the quarter ending June 30, 2002, after which Oplink would become a wholly owned subsidiary of Avanex. The merger is subject to approval by Oplink and Avanex stockholders and other customary closing conditions.

The acquisition will be accounted for under the purchase method of accounting. The estimated total purchase price of approximately $315.6 million consists of:

i)	Approximately 66.5 million shares of Avanex common stock, based upon an exchange ratio of 0.405344 of a share of Avanex common stock for each outstanding share of common stock of Oplink at March 31, 2002. The actual number of shares of Avanex common stock to be issued will be determined based on the actual number of shares of Oplink common stock outstanding at the closing of the merger. The average market price of Avanex’s common stock of $4.20 was determined based on the average of the Avanex closing price from March 15, 2002 to March 21, 2002, which includes two trading days prior and two trading days subsequent to the public announcement of the merger.

ii)
Approximately 11.8 million vested and unvested options to purchase shares of Avanex common stock, based upon an exchange ratio of 0.405344 of a share of Avanex common stock for each outstanding share of common stock of Oplink at March 31, 2002. The actual number of options to purchase Avanex common stock to be assumed will be determined based on the actual number of options to purchase Oplink common stock outstanding at the closing of the merger. The fair value of the outstanding options was determined using a Black-Scholes valuation model.

iii)	Estimated direct transaction costs of $5.4 million.

The total estimated purchase price of Oplink is as follows (in thousands):

Amount
Value of securities issued	$279,275
Assumption of Oplink common stock options	30,885
Estimated transaction costs and expenses	5,424

Total estimated purchase price	$315,584

The proposed stock-for-stock acquisition of Oplink will be valued based on a $4.20 Avanex common stock price. Since the time when this value was fixed, Avanex’s stock price has declined. If the current downward trend and near term outlook in the Company’s industry continues, the Company expects to complete the second step of the impairment evaluation process under SFAS 142 (see note 5) in the first quarter of fiscal 2003. Resultant impairment, if any, would be recorded in the first quarter of fiscal 2003.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This quarterly report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward-looking: (i) our future product mix and future operating costs, and (ii) other statements that are not based on historical facts, which can be identified by the use of such words as “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in “Risk Factors”. These factors could cause actual results to differ materially from those predicted in any forward-looking statements and they include any accounting adjustments made during the close of the Company’s quarter, general economic conditions, the pace of spending and the timing of economic recovery in the telecommunications industry (particularly the optical networks industry), the Company’s inability to sufficiently anticipate market needs and develop products and product enhancements that achieve market acceptance, any slowdown or deferral of new orders for our products, higher than anticipated expenses the Company may incur, or the inability to identify expenses which can be eliminated, the impact of the Company’s restructuring on its ability to achieve increased efficiencies in its operations and the possibility that the proposed merger with Oplink may not close, or that the closing may be delayed. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company undertakes no obligation to update forward-looking statements.

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

The market for photonic processors is new and evolving and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products, and the practice of customers in the communications industry to sporadically place orders with short lead times, may cause our revenues, gross margins and operating results to vary significantly and unexpectedly from quarter to quarter.

We, like many of our peers in the communications equipment industry, have been affected by the downturn in telecommunications equipment spending. Due to the continued weakness in the general economy, and the telecommunications sector in particular, revenue in fiscal 2002 will be significantly less than fiscal 2001, putting downward pressure on margins and profits. During the fourth quarter of fiscal 2001, we implemented cost containment plans to reduce our operating spending, primarily relating to employee-related costs. These cost cutting strategies have resulted in annualized savings of approximately $25.8 million compared to the estimated savings of $22.5 million. The increase in costs savings is mainly a result of higher than estimated headcount reductions and changes in the mix of employees terminated.

Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management’s expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely.

On March 18, 2002, Avanex and Oplink entered into an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which Avanex intends to acquire all of the outstanding capital stock of Oplink by exchanging 0.405344 of a share of Avanex common stock for each share of Oplink common stock outstanding on the closing date, subject to the terms and conditions of the Agreement. In addition, at the closing of the merger, Avanex will assume all options to purchase Oplink common stock, after application of the exchange ratio, and will reserve shares of Avanex common stock for issuance upon the exercise of the assumed options. The transaction is expected to close during the quarter ending June 30, 2002, after which Oplink would become a wholly owned subsidiary of Avanex. The merger is subject to approval by Oplink and Avanex stockholders and other customary closing conditions.

The acquisition will be accounted for under the purchase method of accounting. The estimated total purchase price is approximately $315.6 million. See Note 7 to Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We generally recognized product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed and determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of the evaluation period if not returned, and collection is assured.

We record a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue net of sales returns could be improperly stated.

Allowance for Doubtful Accounts.    We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of sales to a limited number of customers, although this risk is somewhat limited due to the size and stability of those customers.

Excess and Obsolete Inventory.    We write off 100% of the value of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that we will no longer use in our manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. If actual product demand and market conditions are less favorable than those estimated by management, additional inventory write offs may be required.

Impairment of Goodwill.    In assessing the recoverability of goodwill and other identified intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective July 1, 2002, we will adopt Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets,” and will be required to perform an initial impairment review and annual impairment reviews thereafter. If we determine through the impairment review process that our intangible assets have been impaired, we would record the impairment charge in our statement of operations. See notes 6 and 7 to the unaudited condensed consolidated financial statements.

Warranties.    We accrue for the estimated cost to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreases to gross profit.

Restructuring.    We have recorded significant accruals in connection with our restructuring program. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. Actual costs may differ from these estimates, as happened in the quarter ended March 31, 2002. See note 3 to the unaudited condensed consolidated financial statements.

Purchase Accounting.    We accounted for the acquisitions of Holographix and LambdaFlex, and we will account for the acquisition of Oplink, under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations. The remaining values are based on our judgments and estimates, and accordingly, the Company’s financial position or results of operations may be affected by changes in these estimates and judgments.

Contingencies.    We are subject to proceedings, lawsuits and other claims related to labor matters, our initial public offering and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue and consultation with legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, resulting in higher net loss.

Results of Operations

Net Revenue

Net revenue for the quarter ended March 31, 2002 was $10.2 million, compared to $30.3 million for the quarter ended March 31, 2001. In the quarter ended March 31, 2002, Fujitsu and Cisco each accounted for greater than 10% of net revenue, compared to three customers that each accounted for greater than 10% of net revenue in the quarter ended March 31, 2001. Together Fujitsu and Cisco accounted for 74% of net revenue for the quarter ended March 31, 2002. Net revenue for the nine-month period ended March 31, 2002 was $25.7 million, compared with $113.0 million for the nine-month period ended March 31, 2001. These decreases in net revenue were primarily due to the substantial decrease of shipments to customers, reflecting reduced capital spending by telecommunication carriers. Additionally, in the nine-month period ended March 31, 2002 there was a small impact due to decreases in average selling prices of our products over the similar period in the prior year.

We currently derive our revenue primarily from the sale of our PowerFilter, PowerMux and PowerExchanger, which accounted for 96% of our total net revenue in the quarter ended March 31, 2002. To date, we have generated a substantial portion of our revenue from a limited number of customers. While we are seeking to diversify our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

Cost of Revenue

Cost of revenue for the quarter ended March 31, 2002 was $7.2 million, compared to $39.8 million for the quarter ended March 31, 2001, a decrease of $32.6 million. Cost of revenue for the quarter ended March 31, 2001 was high due to a provision for excess inventory of $21.6 million as compared to $1.0 million in the quarter ended March 21, 2002. Additionally, cost of revenue for the quarter ended March 31, 2002 was reduced by the sale of inventory previously written-off with an original cost of $2.2 million and by $5.0 million due to savings from headcount reductions.

If the product mix demand reflected in our current sales forecast is achieved, product sales in the next quarter ending June 30, 2002 may include components and parts previously written-off with original cost of $1.3 million. However, we can give no assurance this result will be accomplished.

In addition, we are continuing negotiations with certain suppliers to further reduce our remaining $2.2 million non-cancelable purchase obligations. The results of these negotiations, if any, will be recorded in the period in which they are ultimately settled.

Cost of revenue for the nine-month period ended March 31, 2002 was $21.6 million, compared to $84.3 million for the nine-month period ended March 31, 2001, a decrease of $62.7 million. The decrease in cost of revenue was primarily due to the decrease in revenue. Cost of revenue for the nine-months ended March 31, 2001 was high due to a provision for excess inventory of $21.6 million as compared to $3.9 million in the nine-months ended March 31, 2002. Cost of revenue for the nine-months ended March 31, 2002 was also reduced by: 1) the utilization and sale of previously written-off inventory with an original cost of $3.4 million, 2) the $0.6 million favorable settlement of non-cancelable purchase obligations, 3) $15.1 million in savings from headcount reductions and 4) $1.5 million reduction of the warranty accrual to align the warranty accrual balance with our current estimate of related costs.

Our gross profit percentage increased to 28% for the quarter ended March 31, 2002 from a negative 33% for the quarter ended March 31, 2001. The increase in gross profit percentage was primarily due to the reduction in the inventory write-off from $1.0 million recorded in the quarter ended March 31, 2002 compared to $21.6 million recorded in the quarter ended March 31, 2001 and due to the benefit from the sale in the quarter ended March 31, 2002 of inventory with no associated cost of sales because the $2.2 million original cost thereof had previously been written-off compared to no comparable benefit in the quarter ended March 31, 2001. Our gross profits are and will be primarily affected by changes in manufacturing volume, mix of products sold, changes in our pricing policies and those of our competitors, and mix of sales channels through which our products are sold. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect increased pressure on our gross profit percentage as a result of underutilized manufacturing capacity and price competition.

Our ability to achieve improvement in our gross margins is particularly dependent upon (1) substantially increasing revenues which improves manufacturing efficiencies and (2) reducing our manufacturing costs through increased use of third party contractors and establishing offshore manufacturing facilities in lower cost localities.

Research and Development

Research and development expenses decreased $5.0 million from $11.1 million for the quarter ended March 31, 2001 to $6.1 million for the quarter ended March 31, 2002, and decreased $12.1 million from $29.9 million for the nine-month period ended March 31, 2001 to $17.8 million for the nine-month period ended March 31, 2002. The decreases were primarily attributable to the implementation of new management processes to increase our operating effectiveness and realign our research and development projects with expected market demand, which provided cost savings of $3.6 million in the quarter ended March 31, 2002 and $8.8 million in the nine-month period ended March 31, 2002. Additionally, we realized costs savings of $1.0 million and $2.9 million in the three- and nine-month periods ended March 31, 2002, respectively, due to head count reductions that occurred in the quarters ended June 30, 2001 and September 30, 2001.

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

Sales and Marketing

Sales and marketing expenses decreased $2.4 million from $4.1 million for the quarter ended March 31, 2001 to $1.7 million for the quarter ended March 31, 2002, and decreased $8.1 million from $12.8 million for the nine-month period ended March 31, 2001 to $4.7 million for the nine-month period ended March 31, 2002. The decreases were primarily attributable to the decreased sales commissions associated with lower net revenue and decreased promotional and product marketing expenses.

General and Administrative

General and administrative expenses decreased $1.1 million from $3.3 million for the quarter ended March 31, 2001 to $2.2 million for the quarter ended March 31, 2002, and decreased $4.3 million from $10.0 million for the nine-month period ended March 31, 2001 to $5.7 million for the nine-month period ended March 31, 2002. The decreases were primarily attributable to cost savings of $0.4 million in the quarter ended March 31, 2002 and $1.3 million in the nine-month period ended March 31, 2002 related to headcount reductions for finance and human resources, and $0.6 million in the quarter ended March 31, 2002 and $2.8 million in the nine-month period ended March 31, 2002 related to decreased recruiting and other infrastructure related expenses that resulted from the implementation of cost containment plans.

Stock Compensation

Stock compensation related to cost of revenue and operating expenses decreased $6.3 million from $10.6 million for the quarter ended March 31,

2001 to $4.3 million for the quarter ended March 31, 2002, and decreased $25.0 million from $44.5 million for the nine-month period ended March 31, 2001 to $19.5 million for the nine-month period ended March 31, 2002. From inception through March 31, 2002, we have expensed a total of $107.4 million of stock compensation, leaving an unamortized balance of $11.2 million on our March 31, 2002 unaudited condensed consolidated balance sheet. The decrease in stock compensation expenses was partially attributable to decreased amortization of deferred stock compensation resulting from options cancelled as a result of the restructuring. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed from Holographix. The deferred stock compensation for options assumed from Holographix and LambdaFlex was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

The allocation of stock compensation expenses by expense category for the quarters ended March 31, 2002 and 2001 was approximately 3% and 4% cost of sales, 55% and 68% research and development, 2% and 5% sales and marketing and 40% and 23% general and administrative and for the nine-months ended March 31, 2002 and 2001 the allocation was approximately 4% and 19% cost of sales, 54% and 60% research and development, 2% and 5% sales and marketing and 40% and 16% general and administrative. The decrease in the percentage for research and development in the three- and nine-month periods ended March 31, 2002 compared to the same periods in fiscal 2001 was due to a reduction in headcount that occurred in the quarters ended June 30, 2001 and September 30, 2001. The increase in the percentage for general and administrative in the three- and nine-month periods ended March 31, 2002 compared to the same periods in fiscal 2001 was due primarily to compensation expense in fiscal 2002 relating to a grant of 1,000,000 shares of restricted common stock to Paul Engle, president and chief executive officer of the Company. The decrease in the percentage for cost of sales in the quarter ended March 31, 2002 was due to a consultant option that was expensed in the quarter ended March 31, 2001 which did not recur in the quarter ended March 31, 2002.

Acquired In-Process Research and Development (“IPR&D”)

For the nine-month period ended March 31, 2002, the Company recorded $5.4 million of acquired IPR&D resulting from the acquisition of LambdaFlex. See Note 6 of Notes to Condensed Consolidated Financial Statements. This amount compares to $4.7 million recorded in the nine-month period ended March 31, 2001 relating to the acquisition of Holographix. These amounts were expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

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

In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

One significant project, concave grating, represented $3.5 million of the IPR&D charge incurred in the Holographix acquisition. This project, which was 80% complete at the date of acquisition, was 100% complete at March 31, 2002. This holographic diffraction grating technology will be used in our new PowerLeveler and PowerRouter product families, which are in the product evaluation stage. From the date of acquisition to March 31, 2002, we have incurred $1.5 million of costs to complete this project, which was consistent with our original expectation.

Two significant projects, DGFF and OWR, represented $3.2 million and $2.2 million, respectively, of the IPR&D charge incurred in the LambdaFlex acquisition. Both DGFF and OWR strengthen our product portfolio in wavelength management solutions for the metro market as well as adaptive wavelength equalization for the long-haul and ultra long-haul markets. The DGFF project was 50% complete at the date of acquisition and was 70% complete at March 31, 2002. From the date of acquisition to March 31, 2002, we have incurred $0.3 million of costs and expect total costs at completion of this project in the second quarter of fiscal 2003 to be $0.5 million. This is consistent with our original expectation. The OWR project was 50% complete at the date of acquisition and was 65% complete at March 31, 2002. From the date of acquisition to March 31, 2002, we have incurred $0.1 million of costs and expect total costs at completion of this project in the third quarter of fiscal 2003 to be $0.4 million. This is consistent with our original expectation.

The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features, and technical performance requirements. As such the timing of completion and ultimate commercial application are affected by the successful completion of these activities and ultimately, market acceptance.

Amortization of Intangibles

Amortization of intangibles for the quarter ended March 31, 2002 and for the quarter ended March 31, 2001 was $2.6 million. Amortization of intangibles increased $0.9 million from $7.0 million for the nine-month period ended March 31, 2001 to $7.9 million for the nine-month period ended March 31, 2002. This expense is primarily due to the amortization of goodwill and other intangible assets recorded in connection with our acquisition of Holographix, which was accounted for as a purchase, and closed on July 25, 2000. These intangible assets are being amortized over their estimated remaining useful life of 3 to 5 years. The acquisition of LambdaFlex was accounted for using the guidance of SFAS 141 and SFAS 142, thus the goodwill related to this transaction is not being amortized as the transaction was completed after June 30, 2001. The Company will be using the impairment only method to evaluate the LambdaFlex goodwill in the future.

Amortization of intangibles could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of property, equipment, and intangibles or render them not recoverable. We performed such an analysis as of March 31, 2002 and the estimated undiscounted future cash flow supported the carrying value of these assets. As a result, no revision of the estimated useful life or impairment charge was recorded other than as discussed in the following section.

Certain factors that the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value.

Restructuring Charge

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure, primarily in manufacturing and administration functions in its Fremont, California facilities. Doing so realigned resources with the then current business outlook and lowered the Company’s cost structure. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. This charge included excess manufacturing equipment with a carrying value of $14.7 million. This equipment was abandoned because its use was no longer required to support expected operating levels and, given the downturn in the Company’s industry, the Company concluded it could not be sold. Through March 31, 2002, the Company sold and received total proceeds of $536,000 for certain portions of this equipment.

Also during the quarter ended March 31, 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the city where the facilities are located. After considering information provided by the companies leasing agent, the Company concluded it was probable these facilities could not be subleased at a rate originally contemplated nor could they be subleased by June 30, 2002 as originally planned. As a result, the Company recorded an additional charge of $17.2 million relating to these facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through September 2003.

Other Income, Net

Other income, net consists primarily of interest on our cash investments offset by interest expense related to our financing obligations. Other income, net was $0.9 million for the quarter ended March 31, 2002 and $3.6 million for the comparable quarter in fiscal 2001. Other income, net was $3.7 million for the nine-month period ended March 31, 2002 and $10.5 million for the nine-month period ended March 31, 2001. The decrease in other income, net was primarily due to lower yields on our cash investments and additional interest charges on capital lease obligations and bank debt.

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

As of March 31, 2002, we had cash and cash equivalents and short-term investments of $153.5 million and long-term investment holdings of $39.1 million.

Net cash used in operating activities was $25.3 million for the nine months ended March 31, 2002, compared to $3.2 million of cash used in operating activities for the comparative period of fiscal 2001. Our use of cash in operations was primarily the result of our operating loss, decreases in accounts payable and a decrease in other accrued and deferred revenue. Offsetting this use of cash was our decrease in accounts receivable. Our use of cash was also partially offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, stock compensation expense, amortization of intangibles, restructuring charges, and acquired in-process research and development.

Net cash provided by investing activities was $2.4 million for the nine months ended March 31, 2002. Cash provided by investing activities was primarily the result of maturities of investment securities, net of purchases of held-to-maturities securities. Offsetting this was $1.7 million of cash used for the investments in property and equipment. Net cash provided by investing activities was $3.4 million for the comparable period of fiscal 2001, principally due to maturities of investment securities, offset by the purchases of property and equipment, and the acquisition of Holographix.

Net cash used in financing activities was $1.9 million for the nine months ended March 31, 2002, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings. Offsetting the cash used were proceeds from short-term borrowings, cash payments received from stockholders’ notes receivable and the proceeds from the issuance of common stock. Net cash provided by financing activities was $14.2 million for the comparable period of fiscal 2001, primarily as a result of proceeds from short-term debt and capital lease obligations. We financed capital purchases through cash, capital leases or equipment credit lines.

Our principal source of liquidity as of March 31, 2002 consisted of $192.6 million in cash, cash equivalents, short-term and long-term investments. Additionally, the Company has a revolving line of credit from a financial institution, which allows maximum borrowings up to $20 million, of which $6.5 million was drawn down at March 31, 2002. The revolving credit agreement terminates July 10, 2002, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

From time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital. Although we believe that our current cash and cash equivalents, short-term and long-term investment balance will be sufficient to fund our operations for at least 12 months, we cannot assure you that we will not seek additional funds through public or private equity or debt financing or from other sources within this time frame or that additional funding, if needed, will be available on terms acceptable to us, or at all.

Our contractual obligations and commitments have been summarized in the table below (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$3,796	$1,627	$2,169	$—	$—
Capital Lease Obligations	13,442	5,117	8,285	40	—
Operating Leases	50,513	5,553	11,460	11,819	21,681
Unconditional Purchase Obligations	2,879	2,879	—	—	—

Total Contractual Cash Obligations	$70,630	$15,176	$21,914	$11,859	$21,681

Other Commercial Commitments	Total Amounts Committed	Amounts of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of Credit	$6,524	$6,524	$—	$—	$—
Standby Letters of Credit	3,965	3,965	—	—	—

Total Commercial Commitments	$10,489	$10,489	$—	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of March 31, 2002, we had approximately $2.9 million of purchase obligations, of which $2.2 million is included on our balance sheet in accounts payable.

Under operating leases we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities. We have included in the balance sheet $4.0 million and $18.1 million in current and long-term restructuring liabilities for the abandoned facilities as of March 31, 2002.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (“SFAS 141”) “Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continued to be amortized over their estimated useful lives.

The Company will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS 142 will significantly reduce amortization expense, which included $2.5 million, $2.5 million, $7.5 million and $6.7 million of goodwill amortization for the three months ended March 31, 2002 and 2001, and for the nine months ended March 31, 2002 and 2001. Goodwill was $39.9 million at March 31, 2002. The Company will reclassify indefinite lived intangible assets as defined by SFAS 142, which are not expected to be significant, to goodwill at the date of adoption. The Company will test for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company expects to perform the first step of the required impairment test of goodwill and indefinite lived intangible assets as of July 1, 2002 in the first quarter of fiscal 2003. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003. The Company believes there will be a single reporting unit. Also, if the current downward trend and near term outlook in the Company’s industry continues, the Company expects to complete the second step evaluation process in the first quarter of fiscal 2003.

The acquisition of LambdaFlex occurred after June 30, 2001 and was accounted for using the guidance of SFAS 141 and SFAS 142, thus the goodwill related to this transaction is not being amortized. Amortization of goodwill for the three months ended March 31, 2002 and 2001, and for the nine months ended March 31, 2002 and 2001 amounted to $2.5 million, $2.5 million, $7.5 million and $6.7 million, respectively.

Further, the proposed stock-for-stock acquisition of Oplink Communications, Inc. will be valued based on a $4.20 Avanex common stock price. Since the time when this value was fixed, our stock price has declined. If the current downward trend and near term outlook in the Company’s industry continues, the Company expects to complete the second step of the impairment evaluation process under SFAS 142 in the first quarter of fiscal 2003. Resultant impairment, if any, would be recorded in the first quarter of fiscal 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its financial position or results of operations.

RISK FACTORS

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We have never been profitable. As of March 31, 2002, we had an accumulated deficit of $279 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended March 31, 2002, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow. We have experienced operating losses in each quarterly and annual period since inception.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we began implementation of a cost containment program in the quarter ended September 30, 2001, we still have a large amount of fixed expenses, and we expect to continue to incur significant manufacturing, sales and marketing, product development and administrative expenses. Failure to generate higher revenues while containing costs and operating expenses will significantly harm our financial position.

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

•
Fluctuations in demand for and sales of our products, which will depend on, among other things, the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace and the general level of equipment spending in the telecommunications industry;

•	Cancellations of orders and shipment rescheduling;

•	Changes in product specifications required by customers for existing and future products;

•	Satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	Our ability to provide appropriate manufacturing capacity, and in particular limit excess capacity, commensurate with the volatile demand levels for our products;

•	Our ability to manage outsourced manufacturing, in which we have no previous experience;

•	The ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products, in the quantity and of the quality we require;

•	The mix of our products sold;

•	The practice of companies in the communications industry to sporadically place large orders with short lead times;

•
Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including JDS Uniphase, Agere Systems, Lucent Technologies, Nortel Networks, Fujitsu Limited, Oplink Communications, Corning, Alcatel Optronics, Finisar, Stratos Lightwave, Bookham Technology, Optical Communications Products, Chorum Technologies, Wavesplitter Technologies and New Focus, and pricing pressures;

•	Our ability to effectively develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	Our ability to control expenses, particularly in light of our limited operating history;

•	Availability of components for our products and equipment and increases in the price of these components and equipment;

•
New product introductions resulting in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced;

•	The unpredictability of customer demand and difficulties in meeting such demand; and

•	Economic conditions in general as well as those specific to the communications and related industries.

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions are essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is possible that in future quarters our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.

MARKET CONDITIONS IN THE TELECOMMUNICATIONS MARKET MAY SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We sell our products primarily to a few large customers in the telecommunications industry for use in infrastructure projects. There has recently been a reduction in spending for infrastructure projects in the telecommunications industry. The current economic downturn may lead to continued reductions in such infrastructure spending, and our customers may continue to cancel, defer or significantly reduce their orders for our products. Reduced infrastructure spending could also lead to increased price competition. If our customers and potential customers continue to reduce their infrastructure spending, we may fall short of our revenue expectations for future quarters or the fiscal year. In addition, customers in the communications industry tend to order large quantities of products on an irregular basis. This means that customers who account for a significant portion of our net revenue in one quarter may not place any orders in the following quarter. These ordering patterns can result in significant quarterly fluctuations in our operating results.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, ONE OR MORE OF THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

Our customer base is limited and highly concentrated. Two customers, Fujitsu Limited and Cisco, accounted for an aggregate of 74% of our net revenue in the quarter ended March 31, 2002. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. For example, declining orders from WorldCom contributed significantly to our sequential quarterly revenue decline in fiscal 2001 and declining orders from Nortel and Fujitsu Limited have contributed to our quarterly revenue decline from the March 31, 2001 quarter through the September 30, 2001 quarter. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We are an early-stage company in the emerging photonic processor market. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the photonic processor industry, and our business in particular, are unproven. We began shipping our PowerFilter products to customers for evaluation in April 1999 and our PowerMux products for evaluation in the quarter ended December 31, 1999. Volume shipments of PowerFilter did not commence until the quarter ended September 30, 1999 while volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerExpress product for beta testing purposes in the quarter ended December 31, 2000, and commenced commercial shipments in the quarter ended June 30, 2001. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving industry.

OUR CUSTOMERS ARE NOT OBLIGATED TO BUY SIGNIFICANT AMOUNTS OF OUR PRODUCTS AND MAY CANCEL OR DEFER PURCHASES ON SHORT NOTICE.

Our customers typically purchase our products under individual purchase orders and may cancel, defer or decrease purchases on short notice without significant penalty. While we have executed a long-term contract with one of our customers and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate the customers to buy significant amounts of our products, and are subject to cancellation with little or no advance notice and little or no penalty. Further, certain of our customers have a tendency to purchase our products near the end of the fiscal quarter. A cancellation or delay of such an order may therefore cause us to fail to achieve that quarter's financial and operating goals. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if they are not anticipated.

OUR INABILITY TO INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS COULD PREVENT US FROM INCREASING REVENUE.

We currently offer five products, PowerFilter, PowerMux, PowerExchanger, PowerExpress, and PowerShaper. The declines in demand for our PowerFilter and PowerMux products have resulted in the significant decrease in revenues during fiscal 2001 and the first nine months of fiscal 2002. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow and may decline, and our business will be seriously harmed. The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerMux, PowerShaper, PowerExpress, PowerExchanger or our other future products to achieve market acceptance could significantly harm our business.

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS, WHICH COULD CAUSE US TO LOSE ORDERS OR CUSTOMERS AND RESULT IN LOWER REVENUES.

We currently use a rolling six-month forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to our outsourced manufacturers. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our component and material requirements, we and our third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our component and material requirements, we could have excess inventory as well as over-capitalized manufacturing facilities. For example, the inventory write-off taken in the year ended June 30, 2001 and in the nine months ended March 31, 2002 is a result of our inability to forecast the sudden decrease in demand for our products. Cumulatively, we have booked $38.5 million inventory write-off. While this provision is for inventory that is unique and not expected to be used based on our six-month sales forecast, there may be instances where the Company, due to unforeseen future demand, may utilize this excess inventory. We also may experience shortages of components and materials from time to time, which could delay the manufacturing of our products and could cause us to lose orders or customers.

WE WILL NOT ATTRACT ORDERS AND CUSTOMERS AND WE MAY LOSE CURRENT ORDERS AND CUSTOMERS IF WE ARE UNABLE TO COMMIT TO DELIVER SUFFICIENT QUANTITIES OF OUR PRODUCTS TO SATISFY MAJOR CUSTOMERS' NEEDS.

Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. We may be unable to pursue large orders if we do not have sufficient manufacturing capacity to enable us to provide customers with specified quantities of products.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS MAY RESULT IN PRODUCT DELIVERY DELAYS AND MAY HAVE AN ADVERSE AFFECT ON OUR OPERATIONS.

We rely on a small number of outsourced manufacturers to manufacture our subcomponents. We intend to strengthen our relationship with outsourced manufacturers so that they will eventually manufacture a substantial portion of our subcomponents, and possibly our products, in the future. The qualification of these outsourced manufacturers is an expensive and time-consuming process. Our outsourced manufacturers have a limited history of manufacturing optical subcomponents and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these outsourced manufacturers could harm our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers. In addition, the products and subcomponents that these outsourced manufacturers build for us may be insufficient in quality or in quantity to meet our needs. The inability of our outsourced manufacturers to provide us with adequate supplies of high-quality products and subcomponents could cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and could seriously harm our business. We do not have contracts in place with many of these manufacturers and we have very limited experience in working with third party manufacturers. As a result, we may not be able to effectively manage our relationships with these manufacturers. If we cannot effectively manage our relationship with these manufacturers or if they fail to deliver components in a timely manner, we could experience significant delays in product shipping, which could have an adverse effect on our business and results of operations.

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL CONTROLS, REPORTING SYSTEMS AND PROCEDURES, OUR BUSINESS MAY NOT SUCCEED.

The rapid growth, and subsequent decrease, in our business, combined with the challenges of managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. Our revenues have changed from $10.5 million in the quarter ended March 31, 2000 to $30.3 million in the quarter ended March 31, 2001, to $10.2 million in the quarter ended March 31, 2002. We had 738 employees as of June 30, 2000, and 744 employees as of June 30, 2001. However, in April and July 2001, we had reductions-in-force which reduced our employees by approximately 654 people. As of March 31, 2002, we had 463 employees. We currently operate facilities in Fremont, California, Richardson, Texas, Newtown, Pennsylvania and Hudson, Massachusetts. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

OUR PRODUCTS MAY HAVE DEFECTS THAT ARE NOT DETECTED UNTIL FULL DEPLOYMENT OF A CUSTOMER'S SYSTEM, WHICH COULD RESULT IN A LOSS OF CUSTOMERS AND REVENUE AND DAMAGE TO OUR REPUTATION.

Our products are designed to be deployed in large and complex optical networks and must be compatible with existing and future components of such networks. In addition, our products may not operate as expected and can only be fully tested for reliability when deployed in networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. If we are unable to fix errors or other problems, we could experience:

•	Loss of customers or customer orders;

•	Loss of or delay in revenues;

•	Loss of market share;

•	Loss or damage to our brand and reputation;

•	Inability to attract new customers or achieve market acceptance;

•	Diversion of development resources;

•	Increased service and warranty costs;

•	Legal actions by our customers; and

•	Increased insurance costs.

We may be required to indemnify our customers against certain liabilities arising from defects in our products. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative affect on our results of operations. However, we cannot be certain that product defects will not have a material negative affect on our results of operations in the future. A material product liability claim may have significant consequences on our ability to compete effectively and generate positive cash flow and may seriously harm our business, financial condition and results of operations.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS IN A COST-EFFECTIVE MANNER OR ACHIEVE SUFFICIENT PRODUCT RELIABILITY, THIS COULD DELAY PRODUCT SHIPMENTS TO OUR CUSTOMERS OR REQUIRE US TO DEVELOP NEW MANUFACTURING PROCESSES, WHICH WOULD IMPAIR OUR OPERATING RESULTS.

Manufacturing our products involves complex, labor intensive and precise processes. Changes in our manufacturing processes or those of our suppliers, or the inadvertent use of defective materials by us or our suppliers, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and impair our gross margins. We may not obtain acceptable yields in the future. In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost effectively meet our production goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation to increase our gross margins and achieve the targeted cost levels of our customers. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS THAT COULD PREVENT US FROM SUCCESSFULLY MANUFACTURING, MARKETING AND DISTRIBUTING OUR PRODUCTS INTERNATIONALLY.

We may expand our international operations in the future, including expansion of overseas product manufacturing. Further, we intend to increase our international sales and the number of our international customers. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to establish or maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally. In addition, international operations are subject to inherent risks, including, without limitation, the following:

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	Import or export licensing and product certification requirements;

•	Tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	Potential adverse tax consequences;

•	Seasonal reductions in business activity in some parts of the world;

•	Burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property, license requirements, environmental requirements, and homologation;

•	The impact of recessions in economies outside of the United States;

•	Unexpected changes in regulatory or certification requirements for optical systems or networks;

•	Reduced protection for intellectual property rights in some countries, including China, where some of our subcomponents and products will be manufactured; and

•	Political and economic instability, terrorism and war.

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

BECAUSE WE DEPEND ON SINGLE OR LIMITED SOURCES OF SUPPLY WITH LONG LEAD TIMES FOR SOME KEY COMPONENTS OF OUR PRODUCTS AND SOME OF OUR EQUIPMENT, WE COULD ENCOUNTER DIFFICULTIES IN MEETING SCHEDULED PRODUCT DELIVERIES TO OUR CUSTOMERS, WHICH COULD CAUSE CUSTOMERS TO CANCEL ORDERS.

We purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Mitsubishi Corporation, Wave Precision, Inc., REO, Inc., VLOC, Inc., Ericsson Corporation, Browave Corporation, Foxconn Optical Technology and Agilent Technologies. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers, and we typically purchase our components and equipment through purchase orders. We have experienced shortages and delays in obtaining components and equipment in the past, which adversely impacted delivery of our products, and we may fail to obtain these components and equipment in a timely manner in the future. Any interruption or delay in the supply of any of these components or equipment, or the inability to obtain these components or equipment from alternate sources at acceptable prices, at acceptable quality and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Our inability to obtain supplies and materials in sufficient quality or quantity will seriously harm the yield and production of our products and could seriously harm our business.

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

WE COULD INCUR COSTS AND EXPERIENCE DISRUPTIONS COMPLYING WITH ENVIRONMENTAL REGULATIONS AND OTHER REGULATIONS.

We handle small amounts of hazardous materials as part of our manufacturing activities. Although we believe that we have complied to date with all applicable environmental regulations in connection with our operations, we may incur environmental remediation costs to comply with current or future environmental laws. We introduced our PowerExpress product, which is currently in commercial deployment, during the quarter ended March 31, 2001. Our PowerExpress product is the first product offered by us that incorporates firmware and electronic components. In the future, we plan to introduce more products, which will incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components require that we comply with additional regulations, both domestically and abroad, related to power consumption, electrical emissions and homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

WE EXPECT COMPETITION TO INCREASE.

We believe that our principal competitors in the optical systems and component industry include Agere Systems, Alcatel Optronics, Bookham Technology, Chorum Technologies, Corning, Finisar, Fujitsu Limited, JDS Uniphase, Lucent Technologies, New Focus, Inc., Nortel Networks, Oplink Communications, Stratos Lightwave, and Wavesplitter Technologies. We may also face competition from companies that may expand into our industry in the future and may introduce additional competitive products. Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have larger market capitalizations or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Many of our competitors and potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings.

Some existing customers and potential future customers are also our competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat in those or other products with their customers. As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins and loss of market share.

AS OUR COMPETITORS CONSOLIDATE, THEY MAY OFFER PRODUCTS OR PRICING, WHICH WE CANNOT COMPETE WITH, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

Consolidation in the fiber optic component industry could intensify the competitive pressures that we face. For example, three of our competitors, JDS Uniphase, SDL, Inc. and E-Tek Dynamics, Inc. merged over the past several years. This merged company has announced its intention to offer more integrated products that could make our products less competitive. Our customers may prefer to purchase products from our competitors who offer broader product lines, which would negatively affect our sales and operating results.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR PRODUCTS MAY BE DROPPED FROM SUPPLY PROGRAMS AND OUR OPERATING RESULTS COULD SUFFER.

Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality system. Customers may require that we be registered and maintain registration under international quality standards, such as ISO 9001. We successfully passed the ISO 9001 registration audit and received formal registration of our quality system in August 2000 and passed the review in August 2001. Delays in product qualification or losing ISO 9001 registration by us may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

OUR LENGTHY AND VARIABLE QUALIFICATION AND SALES CYCLE MAKES IT DIFFICULT TO PREDICT THE TIMING OF A SALE OR WHETHER A SALE WILL BE MADE, WHICH MAY CAUSE US TO HAVE EXCESS MANUFACTURING CAPACITY OR INVENTORY AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

Customers typically expend significant efforts in evaluating and qualifying our products and manufacturing processes. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to nine months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, if we are required to add additional manufacturing capacity in order to service the customer's requirements, such manufacturing capacity may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. Our long sales cycles, as well as the practice of companies in the communications industry to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

WE WILL LOSE SIGNIFICANT SALES AND MAY NOT BE SUCCESSFUL IF OUR CUSTOMERS DO NOT QUALIFY OUR PRODUCTS TO BE DESIGNED INTO THEIR PRODUCTS AND SYSTEMS.

In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier's product or component, these potential customers design the product into their system, which is known as a “design-in” win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until the adoption of a future redesigned system at the earliest. Even then, many companies may be reluctant to design entirely new products into their new systems, as it could involve significant additional redesign efforts. If we fail to achieve design-in wins in potential customer's qualification process, we may lose the opportunity for significant sales to such customers for a lengthy period of time.

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

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A WIDESPREAD COMMUNICATION AND COMMERCE MEDIA, DEMAND FOR OUR PRODUCTS MAY DECLINE FURTHER.

Our future success depends on the continued growth of the Internet as a widely used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. If the Internet does not continue to expand as a widespread communication medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical transmission products may not develop. As a result, it would be unlikely that our products would achieve commercial success.

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

OUR STOCK PRICE IS HIGHLY VOLATILE.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000 and is likely to remain volatile in the future. In addition, the trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including without limitation, the following:

•	Quarterly variations in our operating results;

•	Changes in financial estimates by securities analysts;

•	Changes in market valuations or financial results of telecommunications-related companies;

•	Announcements by us or our competitors of technology innovations, new products or of significant acquisitions, strategic partnerships or joint ventures;

•	Any deviation from projected growth rates in revenues;

•	Any loss by us of a major customer or a major customer order;

•	Additions or departures of key management or engineering personnel;

•	Any deviations in our net revenues or in losses from levels expected by securities analysts;

•	Activities of short sellers and risk arbitrageurs;

•	Future sales of our common stock; and

•	Volume fluctuations, which are particularly common among highly volatile securities of telecommunications-related companies.

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. As long as we continue to depend on a limited customer base and a limited number of products, there is substantial risk that our quarterly results will vary widely. Furthermore, if our stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

CURRENT AND FUTURE LITIGATION AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

In August 2001, two putative class action lawsuits were filed against us, certain officers and directors, and the underwriters of our initial public offering. The lawsuits allege that the underwriters received excessive commissions and manipulated our stock price after the initial public offering. While we believe we have meritorious defenses and will vigorously defend ourselves against these charges, an unfavorable result to this litigation could be costly to us. Securities litigation may result in substantial costs and may divert managements’ attention and resources, which may seriously harm our business, financial condition, results of operations or cash flows.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, THIS TECHNOLOGY COULD BE MISAPPROPRIATED, WHICH WOULD MAKE IT DIFFICULT

TO COMPETE IN OUR INDUSTRY.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although as of March 31, 2002, we had 42 U.S. patents issued or allowed and 3 foreign patents issued or allowed, we cannot assure you that the remaining 64 non-provisional and 15 provisional U.S. patent applications and 24 foreign patent applications that we have filed as of March 31, 2002 have been approved or will be approved. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property has trade secrets implications, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY BECOME UNAVAILABLE TO US OR BECOME VERY EXPENSIVE, WE MAY BECOME UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS, WHICH WOULD PREVENT US FROM OPERATING OUR CURRENT BUSINESS.

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could prevent us from operating our business. We license technology from Fujitsu Limited related to their proprietary virtually imaged phased array technology that is critical to our PowerShaper product. The license agreement expires, unless earlier terminated, when the latest issued patent covered by the agreement expires. Currently, the latest issued patent covered by the agreement will expire on October 10, 2017. The license agreement is also subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

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

We may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property, or we may be subject to litigation to defend our intellectual property against infringement claims of others. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	Stop selling, incorporating or using our products that use the challenged intellectual property;

•	Obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	Redesign the products that use the technology; or

•	Indemnify certain customers against intellectual property claims asserted against them.

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

ACQUISITIONS AND INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. and in November 2001, we acquired LambdaFlex, Inc. Acquisitions or investments could result in a number of financial consequences, including:

•	Potentially dilutive issuances of equity securities;
•	Large one-time write-offs;
•	Reduced cash balances and related interest income;
•	Higher fixed expenses which require a higher level of revenues to maintain gross margins;
•	The incurrence of debt and contingent liabilities; and
•	Amortization expenses related to goodwill and other intangible assets.

Furthermore, acquisitions involve numerous operational risks, including:

•	Difficulties integrating operations, personnel, technologies, products and the information systems of the acquired companies;
•	Diversion of management's attention from other business concerns;
•	Diversion of resources from our existing businesses, products or technologies;
•	Risks of entering geographic and business markets in which we have no or limited prior experience; and
•	Potential loss of key employees of acquired organizations.

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

As of March 31, 2002, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 17% of our outstanding common stock. These stockholders, if acting together, potentially would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

AVANEX FACES NUMEROUS ADDITIONAL RISKS IN CONNECTION WITH THE PROPOSED TRANSACTION WITH OPLINK, WHICH MAY ADVERSELY AFFECT OUR BUSINESS WHETHER
OR NOT THE MERGER IS COMPLETED.

WHILE OUR SHARE PRICE HAS BEEN VOLATILE IN RECENT PERIODS, THE MERGER EXCHANGE RATIO IS FIXED AND NO ADJUSTMENT TO THE EXCHANGE RATIO WILL BE MADE AS A RESULT OF FLUCTUATIONS IN THE MARKET PRICE OF OUR STOCK.

Our stock price has been volatile in the past and may continue to be volatile in the future. Upon completion of the merger, each share of Oplink common stock will be exchanged for 0.405344 of a share of our common stock. The exchange ratio will not change even if the market price of either or both the Oplink common stock and our common stock fluctuates. In addition, neither party may withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of Oplink common stock or our common stock. Any reduction in our stock price will result in Oplink stockholders receiving less value in the merger at closing. Conversely, any increase in our stock price will result in Oplink stockholders receiving less value in the merger at closing. Conversely, any increase in our stock price will result in Oplink stockholders receiving greater value in the merger at closing. The specific dollar value of our common stock that Oplink stockholders will receive upon completion of the merger will depend on the market value of our common stock at that time. Stockholders will not know the exact value of Avanex common stock to be issued to Oplink stockholders in the merger at the time of the special meeting of stockholders.

WE MAY NOT REALIZE THE BENEFITS WE EXPECT FROM THE MERGER.

Our integration with Oplink will be complex, time consuming and expensive and may disrupt the business of the combined company. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient and successful execution of a number of post-merger events, including:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	the potential strain on the combined company’s financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the merger and the combined operations.

The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to successfully integrate our operations, technology and personnel with those of Oplink, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the merger and, as a result, on the market price of our common stock.

AS A RESULT OF THE MERGER, WE WILL BE A SUBSTANTIALLY LARGER AND BROADER ORGANIZATION, AND IF THE COMBINED COMPANY’S MANAGEMENT IS UNABLE TO MANAGE THE COMBINED COMPANY, ITS RESULTS WILL SUFFER.

As a result of the merger, we will acquire approximately 1,399 employees based at Oplink’s headquarters in San Jose, California and at its facilities in China. To date, most of our employees have been based at or near our headquarters in Fremont, California. As a result, the combined company will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on the combined company after the merger and, as a result, on the market price of our common stock.

THE MERGER COULD CAUSE US TO LOSE KEY PERSONNEL, WHICH COULD MATERIALLY AFFECT OUR BUSINESS AND REQUIRE US TO INCUR SUBSTANTIAL COSTS TO RECRUIT REPLACEMENTS FOR LOST PERSONNEL.

As a result of the merger, current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. In addition, in connection with the merger, certain employees may be entitled to acceleration of vesting of stock and stock options, which may adversely affect the ability of the combined company to retain such employees following the merger. Any failure to attract and retain key personnel could have a material adverse effect on our business.

GENERAL UNCERTAINTY RELATED TO THE MERGER COULD HARM THE COMPANY.

Our customers may, in response to the announcement of the proposed merger, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increase in revenue could be lower than expected. Also, speculation regarding the likelihood of the closing of the merger could increase the volatility of our share price.

THIRD PARTIES MAY TERMINATE OR ALTER EXISTING CONTRACTS.

We have contracts with some of our suppliers, distributors, customers, licensors and other business partners. Certain of these contracts require that we obtain consent from these other parties in connection with the merger. If their consent cannot be obtained on favorable terms, the combined company may suffer a loss of potential future revenue and may lose rights to facilities or intellectual property that are material to the business of the combined company.

SOME OF OUR OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT OR APPROVE THE MERGER.

Certain of our officers and directors may participate in arrangements that provide them with interests in the merger that are different than yours, including, among others, the continued service as an officer or director of the combined company, retention and severance benefits, the acceleration of stock and stock option vesting, and the potential ability to sell an increased number of shares of the combined company. These interests, among others, may influence our officers and directors to support or approve the merger.

DURING THE PENDENCY OF THE MERGER, WE MAY NOT BE ABLE TO ENTER INTO A MERGER OR BUSINESS COMBINATION WITH ANOTHER PARTY AT A FAVORABLE PRICE BECAUSE OF RESTRICTIONS IN THE MERGER AGREEMENT.

Covenants in the merger agreement may impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, we may be at a disadvantage to our competitors. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to our stockholders.

FAILURE TO COMPLETE THE MERGER MAY RESULT IN OUR PAYING A TERMINATION FEE TO OPLINK WHICH COULD HARM OUR COMMON STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

If the merger is not completed, we may be subject to the following risks:

•	if the merger agreement is terminated under certain circumstances, we will be required to pay Oplink a termination fee of $12 million;

•
under those same circumstances, the stock option agreement to acquire shares of the common stock of the party paying such fee would become exercisable for a number of shares that, as of March 15, 2002, represented 19.9% of the issued and outstanding shares of such party’s capital stock such that, if such option were exercised (a) the other party would hold a significant voting block of the issuer’s outstanding capital stock and (b) the holdings of the issuer’s other stockholders would be diluted accordingly;

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

•	costs related to the merger, such as legal, accounting and certain financial advisory fees, must be paid even if the merger is not completed.

WE MAY BE SUBJECT TO ADVERSE REGULATORY CONDITIONS.

A condition to completing the merger is the termination or expiration of the waiting period under the Hart-Scott-Rodino Act. The Federal Trade Commission has granted early termination of the antitrust waiting period for the merger. However, the Department of Justice or the Federal Trade Commission, as well as a foreign regulatory agency or government, state or private person, may challenge the merger at any time before or after its completion. We cannot assure you that the Department of Justice or Federal Trade Commission will not try to prevent the merger or seek to impose restrictions or conditions on the combined company as a condition of their not challenging the merger. Depending on the nature of any restrictions or conditions, these restrictions or conditions may jeopardize or delay completion of the merger, or lessen the anticipated benefits of the merger.

THE MERGER MAY BE COMPLETED EVEN THOUGH MATERIAL ADVERSE CHANGES MAY RESULT FROM THE ANNOUNCEMENT OF THE MERGER, INDUSTRY-WIDE CHANGES AND OTHER CAUSES.

In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between the date of signing, March 18, 2002, and the closing. However, certain types of changes will not prevent the merger from going forward, even if they would have a material adverse effect on either party, including:

•	changes resulting from the announcement or pendency of the merger;

•	changes in our stock price or trading volume, in and of itself;

•	changes resulting from our failure to meet published revenue or earnings projections, in and of itself;

•	changes resulting from or relating to any change in accounting requirements or principles or any change in applicable laws, rules or regulations or the interpretation thereof; or

•	changes affecting the optical networking industry or the economy as a whole.

If adverse changes occur but we must still complete the merger, our stock price may suffer. This in turn may reduce the value of the merger to our stockholders.

CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFECT THE MARKET VALUE OF OUR COMMON STOCK FOLLOWING THE MERGER.

If the benefits of the merger are not achieved, the combined company’s financial results, including earnings per share, could be adversely affected. In accordance with United States generally accepted accounting principles, the combined company will account for the merger using the purchase method of accounting. The combined company will allocate the total estimated purchase price to Oplink’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development, which is expected to be approximately $5.6 million, will be expensed by the combined company in the quarter in which the merger is completed. The combined company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger, which is expected to be approximately $1.9 million on an annual basis. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets.

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

As of March 31, 2002:

	Periods Ended March 31,		Total Amortized Cost	Fair Market Value
	2002	2003
Held-to-maturity securities	$99,024	$39,082	$138,107	$138,272
Average interest rate	3.2%	3.4%

As of June 30, 2001:
	Years Ended June 30,		Total Amortized Cost	Fair Market Value
	2002	2003
Held-to-maturity securities	$125,278	$16,462	$141,740	$142,144
Average interest rate	5.4%	5.3%

Exchange Rate Sensitivity

We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

E-Tek Litigation

On December 7, 1999, before the effective date of our initial public offering, E-Tek Dynamics, Inc. (E-Tek), now a subsidiary of JDS Uniphase, filed a complaint with the Superior Court of California, County of Santa Clara. E-Tek initially named us and Ma Li, a third party individual not associated with Avanex Corporation, as defendants in the complaint. E-Tek has amended its complaint to add Edward Ning, an employee of Avanex, as an additional named defendant.

E-Tek’s complaint alleges that we, through Ma Li and Edward Ning, have participated in illegal recruitment of E-Tek employees. Specifically and without limitation, E-Tek alleges that we worked through Edward Ning, who then worked through Ma Li, to recruit and hire E-Tek employees in violation of Ma Li’s agreement with E-Tek. Ma Li has agreed to a permanent injunction, and E-Tek has subsequently dismissed its case against Ma Li. E-Tek seeks a permanent injunction, damages to be determined at trial, and costs and attorney’s fees. We believe that this allegation is without merit and intend to vigorously defend against it. We believe that this complaint will not have a material effect on our business.

IPO Class Action Lawsuit

On August 6, 2001, a putative securities class action, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256, was filed against the Company, certain company officers and directors (the “individual defendants”), and four underwriters in the Company’s initial public offering (“IPO”), in the United States District Court for the Southern District of New York. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between February 3, 2000 and December 6, 2000 (the “class period”). Several complaints substantially identical to Beveridge were later filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New York. These cases have been consolidated under Civil Action No. 01-CV-6890.

These complaints generally allege that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

Item 2.     Changes in Securities and Use of Proceeds

Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our initial public offering (“IPO”) on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the Company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Concurrently with the completion of this offering, we sold to Microsoft Corporation and MCI WorldCom Venture Fund, an affiliate of WorldCom, an aggregate of 769,230 shares of our common stock for $13.00 per share. The proceeds from the sales of these shares were approximately $10 million.

Of the net proceeds, as of March 31, 2002, we have used approximately $34.0 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $11.6 million of the proceeds were used to repay long-term debt and capital lease obligations.

In the future, we expect to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under “Risk Factors”. Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.

Item 4.     Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 6.     Exhibits And Reports On Form 8-k

(a)	List of Exhibits

2.1        Agreement and Plan of Reorganization by and among Avanex Corporation, Pearl Acquisition Corp., a wholly owned subsidiary of Avanex, and Oplink Communications, Inc. dated as of March 18, 2002, which appears as Exhibit 2.1 to our Form 8-K filed on March 22, 2002, which exhibit is incorporated herein by reference.

(b)	Reports on Form 8-K:

Report on Form 8-K as filed on January 24, 2002 reports the second quarter earnings press release for the quarter ended December 31, 2001.

Report on Form 8-K as filed on March 22, 2002 reports the issuance of a joint press release with Oplink Communications, Inc. announcing the execution of a definitive merger agreement between the two companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/s/ JESSY CHAO
Jessy Chao
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 13, 2002