Form 10-K/A
period 2001-06-30
AVANEX CORP
filed 2002-05-29
CIK 1056794

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1
TO

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29175

AVANEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3285348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40919 Encyclopedia Circle
Fremont, California 94538
(510) 897-4188
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $296,348,171 as of Friday, August 31, 2001, based upon the closing price on the Nasdaq National Market reported for such date. 66,422,843 shares of the Registrant’s Common Stock, $.001 par value, were outstanding as of September 1, 2001.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2001 (“Form 10-K”) for the purpose of amending Item 1 of Part I and Items 6, 7 and 8 of Part II of the Form 10-K. This amendment is also filed in connection with the Company’s restatement of its financial statements for the quarters ended March 31, 2001 and June 30, 2001 as well as for the year ended June 30, 2001. The circumstance necessitating the restatement and its effects for the year ended June 30, 2001 are more fully described in Note 14 of Notes to Consolidated Financial Statements. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

AVANEX CORPORATION

FORM 10-K/A

Year Ended June 30, 2001

EXHIBITS

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

We are headquartered in Fremont, California. In addition to our facilities in Fremont, we also maintain a dedicated facility, The Photonics Center™, in Richardson, Texas for customer-oriented optical network design, network modeling, network testing, and application engineering. Additionally, we maintain in Hudson, Massachusetts, the Hudson Development Center which specializes in the design and production of holographic diffraction gratings and related technology for use in our product offerings.

Our photonic processing solutions are used by fiber optic transmission systems providers and their network carrier customers to enhance system performance and increase network speed and efficiency.

Communications network carriers are deploying fiber optic transmission systems to improve the networks’ ability to transmit and manage the high volume of voice, video and data traffic generated by the growth of the Internet. Our photonic processing technologies are designed to increase the performance of these optical transmission systems.

Fundamentally, photonic processing technologies increase the speed and capacity of fiber optic networks. More specifically, they directly increase the number of wavelengths of light that can travel on optical networks, and they extend the distance an optical signal can travel without electrical regeneration, which adds expense and complexity to network transmission systems.

Unlike optical system components, photonic processing solutions from Avanex perform optical signal processing and influence systems architecture. The company’s photonic processor solutions are micro-optics based devices, modules or sub-systems with built-in optical processing algorithms.

We are currently providing photonic processing solutions of five product families: PowerFilter™ wavelength separators, PowerMux™ wavelength channel processors, PowerExchanger™ wavelength processors, PowerExpress™ wavelength processors, and PowerShaper™ dispersion management processors.

The PowerFilter™ was Avanex’s initial product and provided the majority of our early revenue. Shipments of our PowerMux™ product family, which incorporates our PowerFilter™ and adds functionality, began in March 2000 and are now the primary source for revenue to the company.

The PowerMux™ has begun to replace the PowerFilter™ in most DWDM (dense wavelength division multiplexing) applications. Further, we expect increased market acceptance and revenue generation from shipments of our recently introduced next generation PowerExchanger™ and PowerExpress™ solutions.

The PowerShaper™ Dispersion Management Processor is expected to begin commercial shipments during the later part of fiscal 2002. Additional new photonic processing solutions under development include the PowerMux™ NxG and the PowerExpress™ Raman Amplifier.

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

Our headquarters and manufacturing facility is located in Fremont, California, and occupies 145,000 square feet. In addition, The Photonics Center™, which was moved to a new location in Richardson, Texas in fiscal 2001, occupies 22,000 square feet. The Photonics Center™ is a customer demonstration and training center and product development center that houses our own, dedicated 3,000-kilometer simulated optical network.

On July 25, 2000, we acquired substantially all of the assets and certain liabilities of Holographix, Inc. of Hudson, Massachusetts, a developer and manufacturer of holographic diffraction gratings that are a key element of our next generation PowerMux™ (PowerMux NxG™) line of photonic processing solutions.

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

We also currently outsource the production of certain limited subcomponents to two third-party contract manufacturers based in Asia. It is the company’s intent to use outsourced manufacturing to an increasing degree with commercial volume products, while retaining key integration processes, prototype development and pilot run operations in our Fremont and Richardson facilities.

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

At a more fundamental level, today’s networks are being managed within the constraints of the traditional, circuit-switched architecture. We believe a transition to a next-generation optical architecture relying on increasing the number of available light wavelengths must occur as the only effective solution to meet the increasing bandwidth demand.

Technological challenges of the transition to an all-optical network

The advent of all-optical networks is widely believed to be the solution to increasing the ability to transmit voice, data and video across the Internet quickly, efficiently and cost-effectively. The technical challenges to achieving an all-optical network encompass the following requirements:

•	solutions that integrate effectively with existing deployments;

•	bandwidth that is virtually unlimited, with clear transmission of signals across long distances;

•	the ability to simply and economically pick-up or drop-off specific messages along a network route.

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

Adding or Dropping of Data.    As multiple optical signals (composite signals) are transmitted across the network, it is often necessary to have some data dropped off or added at a given location. This process is known as add/drop multiplexing and is required because composite optical signals contain data with different geographic destinations. In order to remove data from or add data to a composite optical signal using conventional technology, that signal must be converted to an electrical signal and then reconverted back to a composite optical signal, even if that signal does not otherwise require regeneration at that location. Opto-electrical conversion currently occurs at multiple points in the network, and in different types of network equipment. This process is costly for the following reasons:

•	The equipment is specific to a particular bit rate, protocol and signal format and therefore is neither scalable nor flexible enough to handle other transmission speeds, protocols or signal formats;

•	It requires expensive equipment throughout the network;

•	The equipment occupies valuable space;

•	The equipment consumes significant electrical power and generates excess heat.

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

The Avanex Solution

Avanex designs, manufactures and markets optical communications solutions based on our photonic processing technologies. Avanex’s photonic processors are designed to deliver the “Wavelengths in Abundance”™ required to overcome limitations in today’s network architectures and to improve the networks’ speed, carrying capacity and efficiency. Avanex’s photonic processors also are designed for scalability, reduced complexity and lower cost as compared with current alternatives, and feature miniaturized packaging to save valuable central office space.

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

Provide a Flexible and Scalable Solution.    Applying our expertise in networking design, we have developed solutions that are flexible, modular and designed to be easily deployed into existing and future networks. Our solution is scalable because our photonic processors are designed to enable easy upgrading of an optical system to a higher number of channels. Our photonic processors provide functionality that accommodates existing protocols, including synchronous optical networks, or SONET, Internet protocol, or IP and asynchronous transfer mode, or ATM. Our photonic processors are designed to meet the demands placed on today’s network.

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

Enhance the Avanex Brand.    We plan to enhance the Avanex brand throughout the communications industry by engaging in a range of marketing programs to position us as the leading global provider of photonic processing solutions that enable next generation performance for optical communications networks. These activities will include participation in industry conferences and trade shows, advertisements in print publications, direct marketing and Internet-based marketing. We also plan to build awareness through product demonstrations and customer education and training at The Photonics Center™.

Technologies

Our optical technology platforms are used in products designed to cost-effectively increase the efficiency, speed, and transmission distance of metropolitan and long haul optical networks. Our products incorporate several core optical technologies that we believe will enable the next-generation optical networks. These include:

Integrated/Tuned Dielectric Filter Technology.    Integrated/tuned dielectric filter technology is the key enabler of our PowerFilter™ Channel Separators, PowerMux™ Wavelength Channel Processors, and PowerExchanger™ Optical Add/Drop Processors. This technology allows certain wavelength channels, or optical signals, to pass through certain respective filters while other optical signals are reflected. These filters are used in DWDM systems to separate, or demultiplex, incoming optical signals and combine, or multiplex, outgoing optical signals. During manufacturing, these filters can be adjusted to different frequencies, which increases yields and reduces the number of types of filters needed in a DWDM system, which reduces the costs associated with maintaining inventory. In addition, our PowerFilter™ products are configured so that individual channels do not have to pass through multiple filters within a DWDM system thus keeping signal loss to a minimum.

Spectral Segmentation Technology.    Traditional DWDM technology multiplexes and demultiplexes wavelength channels individually. Our proprietary spectral segmentation solutions enable the multiplexing and demultiplexing of wavelength channels in groups. This allows for more efficient and flexible packaging and less degradation of the optical signal because of the reduced number of cascaded subcomponents in the DWDM system. Our PowerMux™ and PowerExchanger™ products incorporate this technology in the dense multiplexing, demultiplexing, and add/drop processing of wavelength channels in a DWDM system.

Virtually Imaged Phased Array (VIPA) Technology.    Chromatic dispersion deteriorates the quality of signals in optical networks. The farther the signal travels, the more it is distorted. Dispersion typically limits high bit-rate optical signal transmission such as 10 Gigabit to about 100 kilometers. Our VIPA technology, utilized in our PowerShaper™ product line and based upon patents held by Avanex and Fujitsu, corrects for chromatic dispersion. Our technology allows one single product to function across multiple wavelength channels and to be dynamically tuned, functionality necessary for very high bit-rate systems, to compensate for chromatic dispersion. The VIPA technology incorporated in Avanex’s PowerShaper™ Dispersion Management Processors can extend optical transmission distance while avoiding costly electrical regeneration of the signal.

Asymmetric Nonlinear Interferometer Technology.    Asymmetric nonlinear interferometer technology enables Avanex photonic processors to multiplex virtually any number of channels, at any channel spacing and at any bit rate. Frequency/phase nonlinearity also enables “square-shaped” passbands that produce a crisp, clear optical signal with low insertion loss and high channel isolation. Avanex is also in the process of introducing a next generation implementation of this technology for use in the PowerMux NxG™ Channel Processor line. This version will offer increased performance as well as a smaller device footprint.

Micro-Optic Array Router Technology.    The micro-optic array router technology incorporated in Avanex’s PowerMux NxG™ Channel Processors is designed to significantly reduce cost per channel of DWDM, making it practical for metropolitan networks requiring high channel counts. In combination with Avanex’s Asymmetric Nonlinear Interferometer technology, array routing enables the transmission of multiple channels at low costs and enables high-speed signal processing. Array technology also enhances manufacturability.

Electro-strictive, Electro-optic, and Magneto-optic Technologies.    Combined with Avanex’s Integrated/Tuned Dielectric Filter and Spectral Segmentation technologies, these technologies form the basis of two new functions within the PowerExchanger™ Optical Add/Drop Processor line. The first function is power balancing optical signals as they are added to a composite signal, and the second function is reconfigurability. Power balancing is critical to maintaining optimal performance of the amplifiers in an optical system and reconfigurability enables carriers to dynamically allocate bandwidth in their networks.

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

PowerFilter™.    The PowerFilter™ product family is designed to improve overall performance and reduce the costs of thin-film dielectric filter-based WDM multiplexers. The PowerFilter’s™ unique integrated device configuration enables low insertion loss and high isolation which improves overall system performance and higher spectral utilization. In addition, PowerFilter’s™ modular design enables system scalability and ease of migration to higher channel counts. It is in production and shipping to customers.

PowerMux™.    The PowerMux™ product family is a next-generation dense wavelength division multiplexer that enables optical networks to meet escalating bandwidth demands. The PowerMux™ is ideal for systems requiring high channel counts and scalability. The PowerMux™ is capable of processing virtually any number of optical signals at any channel spacing, at any bit rate. PowerMux’s™ modular design enables system scalability and ease of migration to higher channel modules. It is in production and shipping to customers.

PowerShaper™.    PowerShaper™ is a broadband chromatic dispersion compensation processor and is specifically designed to correct the inherent bandwidth and distance limitations in optical transmission systems resulting from chromatic dispersion. Chromatic dispersion refers to variations in the speeds of different wavelengths of light transmitted over optical fiber. Chromatic dispersion limits the distance of optical transmission without signal regeneration. The PowerShaper™ is designed to restore the integrity of the light signals, allowing signals to travel longer distances without electrical regeneration. The PowerShaper™ can act as a fixed or variable dispersion compensator, which will permit system providers to optimize their network for improved network performance. It is in early stage production and is a part of the PowerExpress™ module which is in production and shipping to customers.

PowerExchanger™.    The PowerExchanger™ family of optical add/drop processors allows channels to be added to or dropped from a fiber optic network. The PowerExchanger™ utilizes a combination of our PowerMux™ and PowerFilter™ products combined with our proprietary Electro-strictive, Electro-optic and Magneto-optic technologies that enable signal redirection in real time. Because this redirection happens in the optical domain, signal quality and integrity is maintained throughout the transmission. It is in production and shipping to customers.

PowerExpress™ Integrated Long Haul Processor.    The PowerExpress™ is an optical amplifier for DWDM transport systems. The PowerExpress™ is an Erbium Doped Fiber Amplifier (EDFA) designed to provide high optical power and low noise. Innovative features include integrated dispersion compensation and Optical Add/Drop Multiplexing (OADM) via our PowerShaper™ and PowerExchanger™ products. It is in beta testing.

PowerExpress™ Metro Amplifier.    The PowerExpress™ Metro Amplifier allows a user to add and drop wavelengths in service without reconfiguring units. It supports bi-directional (16x16) transmission at the highest bit rate in the metro market (OC-192). It is in production and shipping to customers.

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

Our marketing efforts are centered on demonstration of and education about our products’ performance at trade shows and The Photonics Center™, continued publicity through paid advertising and direct mail and Internet-based communication and promotion. We sell and market our products through a combination of direct sales and international distributors and representatives.

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

During fiscal 2001, Fujitsu Limited, Nortel Networks Corporation, and WorldCom, Inc. each accounted for at least 10% or more of Avanex’s net revenue during any particular quarter, and all three combined accounted for 77% of Avanex’s fiscal 2001 net revenue. This compared to fiscal 2000, in which WorldCom, Inc. was the only 10% customer and accounted for 92% of Avanex’s total fiscal 2000 net revenue. During fiscal 1999, Hitachi, Sorrento Networks Corp. (Osicom) and WorldCom, Inc. each accounted for at least 10% or more of Avanex’s net revenue and all three combined accounted for 94% of Avanex’s fiscal 1999 net revenue.

As of September 1, 2001, we had four people in customer service and support, located in our Fremont, California corporate headquarters.

The Photonics Center™

To help market our technology and product performance and enable our pull-push marketing strategy, we have established The Photonics Center™ in Richardson, Texas, which is a leading-edge customer testing, demonstration and training facility that enables deployment of our products in a simulated network. As a result, we benefit from immediate feedback from our current and potential customers about our photonic processors.

The Photonics Center™ also provides testing capabilities for the development of products and prototypes. In addition, we believe that The Photonics Center™ shortens our products’ evaluation cycle with potential customers because they receive initial evaluation information on our products before these products are shipped to the customer location for full testing and evaluation. This initial information gives the potential customer a better understanding of the product before delivery to their location, which we believe gives us an advantage in the sales process.

Recently The Photonics Center™ has started to develop new subsystem products such as PowerExpress™ Metro amplifier subsystem and the just recently demonstrated PowerExpress™ Raman amplifier subsystem that is in early prototype alpha testing.

During the fiscal year ended June 30, 2001, The Photonics Center™ moved to a new location in Richardson, Texas, that contains about three times the space of its previous site.

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

Manufacturing

We currently perform optical sub-assembly, and final integration, and ship all of our products from our 145,000-square-foot Fremont, California facility. Our in-house manufacturing capabilities include product design, optical assembly, optical, mechanical, and electronic integration of final products, and thorough testing of all final components, sub-assemblies and products.

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

Quality

We have established a quality assurance system to continuously improve Avanex’s ability to ensure that our customers’ requirements are consistently met. Our Fremont corporate headquarters and manufacturing facility have been in compliance with the International Standard ISO 9001: 1994 Edition for the past year, as certified by Det Norske Veritas (DNV).

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

Our material patents relate to various aspects of our wavelength division multiplexers (including our phase differential methodology and nonlinear interferometers), dispersion compensators which incorporate our virtually imaged phased array (VIPA) technologies and chromatic dispersion compensation schemes, and other proprietary optical network componentry including some of our optical isolators and circulators, add/drop systems and cross connects. These technologies are incorporated into our products and are covered by patents that expire between February 2020 and April 2022.

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

We license technology from Fujitsu Ltd. that is critical to our PowerShaper™ product. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this important license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from making a bid to acquire us.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements contained in this report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward looking statements include, but are not limited to, statements contained in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have never been profitable. As of June 30, 2001, we had an accumulated deficit of $206 million. We may incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended June 30, 2001, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow.

We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

Period	Operating Loss
Fiscal year ended June 30, 2001 (Restated)	$(132,053,000)
Fiscal year ended June 30, 2000	(44,356,000)
Fiscal year ended June 30, 1999	(9,250,000)
From October 24, 1997 (inception) to June 30, 1998	(1,133,000)

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

•	Cancellations of orders and shipment rescheduling;

•	Changes in customers’ requirements in general as well as those specific to product specifications;

•	Satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	Our ability to provide appropriate manufacturing capacity commensurate with the volatile demand levels for our products;

•	Our ability to manage outsourced manufacturing, in which we have no previous experience;

•	The ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products, in the quantity and of the quality we require;

•	The mix of our products sold;

•	The practice of companies in the communications industry to sporadically place large orders with short lead times;

•
Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including Agere, Lucent Technologies, Nortel Networks, Fujitsu, Oplink Communications, Inc., Chorum Technologies, Wavesplitter and New Focus, Inc., and pricing pressures;

•	Our ability to effectively develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	Our ability to control expenses, particularly in light of our limited operating history;

•	Availability of components for our products and equipment and increases in the price of these components and equipment;

•	Our ability to meet customer product specifications and qualifications;

•	Volatility of customer demand. Demand is unpredictable as to timing and amount and it may be hard for us to prepare to meet in volume when received;

•	Difficulties in collecting accounts receivable;

•	Our ability to continue to attract and retain qualified, competent and experienced professional employees;

•	Our ability to continue production operations in areas that are subject to irregular and increasing power disruptions;

•	Our ability to introduce effective automation into our production process;

•	Our ability to obtain the necessary basic services for our facilities, such as electricity, and the timing of any loss of these basic services, which halts our operations; and

•	Economic conditions in general as well as those specific to the communications and related industries.

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

We are an early-stage company in the emerging photonic processor market. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of the photonic processor market, and our business in particular, are unproven. We began shipping our PowerFilter™ products to customers for evaluation in April 1999 and our PowerMux™ products for evaluation in the quarter ended December 31, 1999. Volume shipments of PowerFilter™ did not commence until the quarter ended October 1, 1999 while volume shipments of PowerMux™ did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerExpress™ product for beta testing purposes in the quarter ended December 31, 2000 and commenced commercial shipments in the quarter ended June 30, 2001. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

Our customers are not obligated to buy significant amounts of our products and may cancel or defer purchases on short notice.

Our customers typically purchase our products under individual purchase orders and may cancel or defer purchases on short notice without significant penalty. While we have executed a long-term contract with one of our customers and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate the customers to buy significant amounts of our products, and are subject to cancellation or a slow down on delivery with little or no advance notice and little or no penalty. We also may enter into long-term contracts that do not guarantee orders, and may impose harsher terms and conditions on sales than previously received from that customer in purchase orders. Further, certain of our customers have a tendency to purchase our products near the end of our fiscal quarter. A cancellation or delay of such an order may therefore cause us to fail to achieve that quarter’s financial and operating goals. Accordingly, sales in a particular period are difficult to predict. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may have a material adverse effect on us, particularly if we do not anticipate them.

Sales of our PowerFilter™ and PowerMux™ products currently represent nearly all of our revenues and if we are unsuccessful in commercially selling our future products, our revenues will not grow significantly.

We currently offer five products, PowerFilter™, PowerExpress™, PowerExchanger™, PowerShaper™ and PowerMux™. Sales of our PowerMux™ currently account for substantially all of our revenues. We will continue to substantially depend on PowerFilter™ and PowerMux™ for our near-term revenue. Although we have begun to sell our PowerShaper™ product for beta testing and our PowerExpress™ for commercial deployment, sales of these products to date have not represented a significant portion of our revenue. Our customers who have purchased PowerShaper™ and PowerExpress™ products from us to date may not choose to purchase any additional products for commercial use. Declines in the price of, or demand for, our PowerFilter™ or PowerMux™ products, or their failure to achieve broad market acceptance, would seriously harm our business. For example, the decline in demand for our PowerFilter™ or PowerMux™ products has resulted in the significant decrease in revenues during the 2001 fiscal year. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our PowerExpress™ product and other future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow significantly and may decline, and our business will be seriously harmed.

Our inability to introduce new products and product enhancements could prevent us from increasing revenue.

The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. These products may contain defects or have unacceptable manufacturing yields when first introduced or as new versions are released. If we do not introduce new products in a timely manner, we will not obtain incremental revenues from these products or be able to replace more mature products with declining revenues or gross margins. Customers that have designed our new products into their system could instead purchase products from our competitors, resulting in lost revenue over a longer term. We could also incur unanticipated costs in attempting to complete delayed new products or to fix defective products. We cannot be certain that we will successfully develop and market these types of products and product enhancements. In addition, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. For example, our PowerMux™ product, which incorporates our PowerFilter™ product and additional functionality, has replaced our PowerFilter™ product in most applications. We must continue to develop state-of-the-art products and introduce them in the commercial market quickly in order to be successful. We introduced our PowerExpress™ product, which is currently in commercial deployment, during the quarter ended March 31, 2001. Although we introduced our PowerShaper™ product during the quarter ended March 31, 2000, it is still in the beta testing stage. Our experience with PowerShaper™ demonstrates the substantial amount of time it may take for the qualification and commercial deployment of a product. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerMux™, PowerShaper™, PowerExpress™, PowerExchanger™ or our other future products to achieve market acceptance could significantly harm our business.

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

We will not attract orders and customers or we may lose current orders and customers and will not be successful in our industry if we are unable to commit to deliver sufficient quantities of our products to satisfy major customers’ needs.

Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. We will be unable to pursue many large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products.

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

To successfully meet our overall production goals, we will also have to coordinate effectively our operations in California with those of our outsourced manufacturers in China. We have very limited experience in coordinating and managing production operations that are located on different continents or in the transfer of manufacturing operations from one facility to another. The geographic distance between our headquarters in California and outsourced manufacturers’ manufacturing facilities in China will make it difficult for us to manage the relationship and oversee operations there to assure product quality and timely delivery. Our failure to successfully coordinate and manage multiple sites or to transfer our manufacturing operations could seriously harm our overall production.

Because our outsourced manufacturers’ production facilities are located in China, these outsourced manufacturers will be subject to the risk of political instability in China and the possible imposition of restrictive trade regulations and tariffs. We will also be exposed to risks of foreign currency exchange rate fluctuations and lack of adequate protection of intellectual property under Chinese law.

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

Our products may have defects that are not detected until full deployment of a customer’s system, which could result in a loss of customers, damage to our reputation and substantial costs.

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

Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. In particular, our future success depends upon the continued services of our executive officers, particularly Paul Engle, our President and Chief Executive Officer, and Xiaofan (Simon) Cao, our Chief Technology Officer and Senior Vice President of Business Development, and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term and these personnel may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

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

In addition, international operations are subject to inherent risks, including, without limitation the following:

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	Unexpected changes in regulatory or certification requirements for optical systems or networks;

•	Reduced protection for intellectual property rights in some countries, including China, where some of our subcomponents and products will be manufactured; and

•	Political and economic instability.

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

We introduced our PowerExpress™ product, which is currently in commercial deployment, during the quarter ended March 31, 2001. Our PowerExpress™ product is the first product offered by us that incorporates firmware and electronic components. In the future, we plan to introduce more products which will incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components require that we comply with additional regulations, both domestically and abroad, including without limitation, environmental compliance, power consumption, electrical emission regulations and other regulations known as homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

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

Some existing customers and potential future customers are also our competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. In addition, customers who are also competitors may unfairly disparage our products in order to gain a competitive advantage. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat in those or other products with their customers, especially as we develop, manufacture and sell products which incorporate higher levels of sophistication such as our PowerExpress™ product.

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

Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality system. Our existing manufacturing line, as well as each new manufacturing line, must pass through various levels of approval with our customers. Customers may require that we be registered and maintain registration under international quality standards, such as ISO 9001. We successfully passed the ISO 9001 registration audit and received formal registration of our Quality System in August 2000 and passed the review in August 2001. Our products may also have to be qualified to specific customer requirements. This customer approval process determines whether we can consistently achieve the customers’ quality, performance and reliability standards. In order for outsourced manufacturers to manufacture products or discrete components for us in the future, their manufacturing process and Quality System may also need to be qualified by our customers. Delays in product qualification or losing ISO 9001 registration by us, our suppliers or our outsourced manufacturers may cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

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

If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, the additional manufacturing capacity that we add to service the customer’s requirements may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. Our long sales cycles, as well as the practice of companies in the communications industry to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

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

In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier’s product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until at least the adoption of a future redesigned system. Even then, many companies may be reluctant to design entirely new products into their new systems, as it could involve significant additional redesign efforts. If we fail to achieve design-in wins with potential customers, we will lose the opportunity for significant sales to such customers for a lengthy period of time.

If carriers for new telecommunications systems deployments do not select our systems-level customers, our shipments and revenues will be reduced.

Sales of our components depend on sales of fiber optic telecommunications systems by our systems-level customers, which are shipped in quantity when telecommunications service providers, or carriers, add capacity. Systems manufacturers compete for sales in each capacity deployment. If systems manufacturers that use our products in their systems do not win a contract, their demand for our products will decline, reducing our future revenues. Similarly, a carrier’s delay in selecting systems manufacturers for a deployment could delay our shipments and revenues.

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

•	Greater difficulty in accounts receivable collections;

•	Import or export licensing and product certification requirements;

•	Tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	Potential adverse tax consequences;

•	Fluctuations in currency exchange rates;

•	Seasonal reductions in business activity in some parts of the world;

•	Unexpected changes in regulatory requirements;

•	Burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property, license requirements, environmental requirements and homologation;

•	Difficulties and costs of staffing and managing foreign operations;

•	Political instability, terrorism and war;

•	The impact of recessions in economies outside of the United States; and

•	Limited ability to enforce agreements, intellectual property and other rights in some foreign countries.

If we do not substantially expand our direct and indirect sales operations, we may not be able to increase market awareness and sales of our products and our revenues will suffer.

Our products and services require a long, involved sales effort targeted at several departments within our prospective customers’ organizations. Therefore, our sales effort requires the prolonged efforts of executive personnel, specialized system and application engineers and marketing personnel working together with dedicated salespersons in making sales. Because we have a relatively small number of dedicated salespersons and application engineers, our sales could be significantly disrupted if we failed to retain our team. Competition for these individuals is intense, and we might not be able to hire the type and number of sales personnel, system and application engineers and marketing personnel we need.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000 and is likely to remain volatile in the future. In addition, the trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including without limitation, the following:

•	Quarterly variations in our operating results;

•	Changes in financial estimates by securities analysts;

•	Changes in market valuations or financial results of telecommunications-related companies;

•	Announcements by us or our competitors of technology innovations, new products or of significant acquisitions, strategic partnerships or joint ventures;

•	Any deviation from projected growth rates in revenues, or decreases in our book to bill ratio;

•	Any loss by us of a major customer or a major customer order;

•	Additions or departures of key management or engineering personnel;

•	Any deviations in our net revenues or in losses from levels expected by securities analysts;

•	Activities of short sellers and risk arbitrageurs;

•	Future sales of our common stock; and

•	Volume fluctuations, which are particularly common among highly volatile securities of telecommunications-related companies.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be targeted for similar litigation. Our acquisition activity may involve us in disputes from time to time. Litigation that may arise from these disputes may lead to volatility in our stock price or may result in our being the target of securities class action litigation. Securities litigation may result in substantial costs and divert management’s attention and resources, which may seriously harm our business, financial condition and results of operations.

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

We license technology from Fujitsu Limited that is critical to our PowerShaper™ product and other products that use their proprietary virtually imaged phased array technology. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

We could become subject to litigation regarding intellectual property rights, which could divert management attention, cause us to incur significant costs and prevent us from selling or using the challenged technology.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. As a result of the proliferation of the Internet and other networking technologies, there has been, and we expect that there will continue to be, an increasing amount of this litigation in our industry. Many companies in the high-technology industry aggressively use their patent portfolios to bring infringement claims against their competitors. As a result, it is possible that we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property, or we may be subject to litigation to defend our intellectual property against infringement claims of others. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time- consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	Stop selling, incorporating or using our products that use the challenged intellectual property;

•	Obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	Redesign the products that use the technology.

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

We may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for photonic processors develops at a slow pace over the next few years or if we fail to establish significant market share and achieve a significantly increased level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. If cash from available sources is insufficient, or if cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. We cannot be certain that additional debt or equity capital will be available to us at all, or that, if it is available, it will be on terms favorable to us. Any inability to raise additional capital when we require it would seriously harm our business. Any additional issuance of equity or equity-related securities will dilute our existing stockholders’ percentage ownership in us. In addition, if our stockholders sell substantial amounts of our common stock, including shares issued upon exercise of outstanding options or warrants, in the public market during a short period of time, our stock price may decline significantly, which would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Acquisitions and investments may adversely affect our business.

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. Acquisitions or investments could result in a number of financial consequences, including without limitation:

•	Potentially dilutive issuances of equity securities;

•	Large one-time write-offs;

•	Reduced cash balances and related interest income;

•	Higher fixed expenses which require a higher level of revenues to maintain gross margins;

•	The incurrence of debt and contingent liabilities; and

•	Amortization expenses related to intangible assets.

Furthermore, acquisitions involve numerous operational risks, including without limitation:

•	Difficulties in the integration of operations, personnel, technologies, products and the information systems of the acquired companies;

•	Diversion of management’s attention from other business concerns;

•	Diversion of resources from our existing businesses, products or technologies;

•	Risks of entering geographic and business markets in which we have no or limited prior experience; and

•	Potential loss of key employees of acquired organizations.

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

Item 6.    Selected Financial Data

	Years Ended June 30,				Period from October 24, 1997 (Inception) to June 30,
	2001		2000	1999	1998
	(Restated)

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$131,244		$40,743	$510	$—
Cost of revenue	110,794		26,343	531	—
Stock compensation	8,764		2,732	394	—

Gross profit (loss)	11,686	(1)	11,668	(415)	—
Operating expenses:
Research and development	37,856		15,587	4,086	515
Sales and marketing	15,493		6,047	956	125
General and administrative	11,862		5,702	723	131
Stock compensation (2)	41,589	(1)	28,688	3,070	362
Acquired in-process research and development	4,700		—	—	—
Amortization of intangibles	9,653		—	—	—
Restructuring charge	22,586		—	—	—

Total operating expenses	143,739		56,024	8,835	1,133

Loss from operations	(132,053	)(1)	(44,356)	(9,250)	(1,133)
Other income (expense), net	12,521		5,671	29	(4)

Net loss	(119,532)		(38,685)	(9,221)	(1,137)
Stock accretion	—		(37,743)	—	—

Net loss attributable to common stockholders	$(119,532	)(1)	$(76,428)	$(9,221)	$(1,137)

Basic and diluted net loss per common share	$(2.07	)(1)	$(3.07)	$(4.97)	$(7.20)

Weighted average shares used in computing basic and diluted net loss per common share	57,620		24,936	1,857	158

(1)	See Note 14 to Consolidated Financial Statements.

(2)	Below is the allocation of stock compensation expense:

Research and development	$32,216	$16,568	$1,445	$206
Sales and marketing	745	4,058	160	18
General and administration	8,628	8,062	1,465	138

	$41,589	$28,688	$3,070	$362

	June 30,
	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$204,591	$184,321	$3,724	$2,874
Working capital	174,653	185,534	2,660	2,637
Total assets	311,589	278,141	6,816	3,339
Long-term obligations, excluding current portion	14,992	2,067	563	341
Redeemable convertible preferred stock	—	—	10,357	3,529
Total other stockholders’ equity (deficit)	245,354	257,157	(6,534)	(805)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our restated fiscal 2001 consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K/A.

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

The revenues currently recognized are primarily derived from sales of our dense wavelength division multiplexing products, PowerFilter™ and PowerMux™, to a limited number of customers. We commenced shipments of our PowerFilter™ and PowerMux™ in April 1999 and December 1999, respectively. Our dense wavelength division multiplexing products accounted for 96%, 100%, and 100% of our net revenue during fiscal 2001, 2000, and 1999, respectively.

In September 1999, we began shipping beta test units of our PowerShaper™ product. In July 2000, we began shipping PowerExchanger™. In December 2000, we began shipping our PowerExpress™ product. In fiscal 2001, sales of PowerExchanger™, PowerShaper™ and PowerExpress™ together accounted for approximately 4% of our net revenue in the year ended June 30, 2001.

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

The market for photonic processors is new and evolving and the volume and timing of orders are difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Long sales and implementation cycles for our products, as well as the practice of customers in the communications industry to sporadically place large orders with short lead times may cause our revenues, gross margins, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

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

	2001	2000	1999
North America	62%	95%	70%
Asia	31	5	30
Europe	7	—	—

	100%	100%	100%

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

In November 2000 we relocated our Richardson facility to its current address. The 22,000 square feet Richardson facility houses The Photonics Center™ and main sales office. Our Hudson facility is our development center for holographix diffractive gratings.

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

Our gross margins will primarily be affected by the following factors:

•	Shipment levels;

•	Changes in manufacturing volume;

•	Mix of products sold;

•	Changes in our pricing policies and those of our competitors;

•	Mix of sales channels through which our products are sold; and

•	Mix of domestic and international sales.

We expect cost of revenue, as a percentage of revenue, to fluctuate from period to period.

During the third quarter and fourth quarter of fiscal 2001, we experienced gross loss of $9.9 million and $8.6 million, respectively. The gross loss was primarily due to declining sales and to the $21.6 million and $13.1 million provisions for excess inventory that were recorded in the third and the fourth quarter respectively.

The external and internal environmental factors, which underlie these charges, included rapidly escalating demand for our products during fiscal 2000 and the first half of fiscal 2001. In the first half of fiscal 2001, sales increased by $71.8 million or 657.7% over the same period in the prior fiscal year. During this same period, we escalated component purchases as well as committed to non-cancelable purchases of components in order to secure the supply we believed was required to meet expected demand. Purchase orders issued during the first quarter of fiscal 2001 increased by $38.0 million, or 128%, from the fourth quarter of fiscal 2000. Non-cancelable purchase obligations gradually increased to $10.2 million during the third quarter of fiscal 2001. We experienced a sudden and significant decrease in demand for our products. Customers advised us of reductions in order commitments for the third and fourth quarters of fiscal 2001, as well as their reduced expectations for periods beyond those quarters. Since we market our products primarily to three customers, the sudden and significant drop in demand from these customers resulted in both excess supplies on hand and excess supplies associated with non-cancelable purchase commitments.

As a result of the reduced demand for our products, we assessed the actions taken by our major customers as well as the reliability of our rolling sales forecast. We concluded that we could no longer rely on a 12-month rolling sales forecast as a basis for determining purchase and inventory levels. As a result, we moved to a 9-month rolling sales forecast for the three-months ended March 31, 2001. After doing so, we identified components in excess of the 9-month supply totaling $11.4 million, as well as non-cancelable purchase obligations for similar excess components totaling $10.2 million.

        Then we evaluated the potential future use of this excess inventory. Our customer base is limited and concentrated within the telecommunications industry. We concluded that the industry would be severely impacted by the economic downturn. Consequently, it was not likely we would return to demand levels that would consume these excess quantities before the items became obsolete. In these circumstances, coupled with the pace at which technological obsolescence can occur in our business, there is high inherent risk of excess quantities becoming obsolete components during long inventory holding periods. Since there were no viable prospects to sell these items or convert them to alternate use, we concluded that it was probable that the costs associated with the excess supply of these components would not be recovered. Accordingly at the end of the third quarter of fiscal 2001, we recorded a permanent write-off of this inventory totaling $11.4 million, as well as non-cancelable purchase obligations for similar excess components totaling $10.2 million.

In the fourth quarter of fiscal 2001, our key customers confirmed that they expected to buy fewer of our products. They communicated reductions in anticipated orders and canceled some previously placed orders for the first half of fiscal 2002. Based on these events, as well as the diminished visibility, we reduced our sale outlook period to six months in the three-months ended June 30, 2001. This was the maximum length of time we could look forward and reasonably predict the expected demand for our products. Based on that sales outlook, a further reduction in expected sales, and a review which considered (1) parts and subassemblies that could be used in alternative finished products, (2) parts and subassemblies that were unlikely to be engineered out of our products, and (3) known designs changes which would reduce our ability to use the inventory as planned, we identified additional excess component parts totaling $13.1 million.

As a result of the continued reduction in demand for our products, we evaluated the potential future use of our excess inventory. We followed the same processes we used in the prior quarter and concluded that the external sales environment had worsened and it was likely to further deteriorate in the near term. Since there were no viable prospects to sell this excess inventory or convert it to alternate use, we concluded that it was probable that the costs would not be recovered. Accordingly, at the end of the fourth quarter of fiscal 2001, we recorded an additional permanent write-off of inventory totaling $13.1 million.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, non-recurring engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel. However, due to the recent downturn in the telecommunication equipment industry, we are prioritizing our development projects by expected returns and other measurements. As a result, we expect our research and development expenses to be flat or decrease in dollar amount next year compared to fiscal 2001.

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

Despite growing annual revenues, we have not been profitable for any quarter since October 24, 1997 (inception). As of June 30, 2001, we had an accumulated deficit of $206.3 million. These losses have resulted primarily from developing our products, increasing manufacturing capacity, promoting brand recognition, developing our sales channels, establishing our management team, writing off excess inventory, restructuring operations and amortizing deferred stock compensation. As of June 30, 2001, we had net operating loss carry forwards for federal income tax purposes of approximately $40 million, which expire in years 2013 through 2021. We also had net operating loss carry forwards for state income tax purpose of approximately $33 million, which expire in years 2006 through 2011, at June 30, 2001.

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

Results of Operations

Comparison of Fiscal 2001 and 2000

Net Revenue

Net revenue for fiscal 2001 was $131.2 million, compared to $40.7 million for fiscal 2000. The increase in net revenue was primarily due to our commercial success in PowerMux™ and to the increased demand in PowerFilter™ in the first half of fiscal 2001. Our average selling price increased 32% primarily as a result of PowerMux™ commanding a higher average selling price than PowerFilter™. Three customers, Fujitsu, Nortel, and WorldCom each accounted for at least 10% of net revenue for an aggregate of approximately 77% in fiscal 2001. In fiscal 2000, WorldCom alone accounted for 92% of net revenue.

Cost of Revenue

Our cost of revenue increased to $110.8 million in fiscal 2001 from $26.3 million in fiscal 2000. As a percentage, gross profit decreased on a year-over-year basis, from a gross profit of 28.6% for the year ended June 30, 2000 to a gross profit of 8.9% for the year ended June 30, 2001. Excluding charges for non-cash stock compensation, the gross profit percentages were 35.3% for the year ended June 30, 2000 and 15.6% for the year ended June 30, 2001. The decrease in gross profit percentage was primarily the result of a $34.7 million provision for excess inventory. Excluding this charge, the gross profit percentage improved during the first half of fiscal 2001 due to increased economies of scale associated with substantial revenue growth in the first half of fiscal 2001, but declined in the second half of fiscal 2001 due to excess manufacturing capacity resulting from declining revenues reflecting the slowdown in telecommunications spending, and to the $34.7 million provision for excess inventory. See Note 4 of “Notes to Consolidated Financial Statements”.

We make inventory purchases and commitments decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configuration, we built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. Due to the sudden and significant decrease in demand for our products, inventory levels exceeded our requirements based on 6-month sales forecasts. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our 6-month demand forecast. In the third quarter of fiscal 2001, the Company recorded charges to cost of revenue of $11.4 million for excess and obsolete inventory and $10.2 million for non-cancelable purchase obligations. In the fourth quarter of fiscal 2001, the Company recorded an additional charge of $13.1 million for excess and obsolete inventory. At June 30, 2001, $5.3 million of the charge for non-cancelable purchase obligations remained in accounts payable.

Research and Development

Research and development expenses increased to $37.9 million in fiscal 2001 from $15.6 million in fiscal 2000. The absolute dollar increase in research and development expenses from year to year was primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for PowerMux™, PowerExchanger™, PowerExpress™ and PowerShaper™ and costs of other development projects. The decrease in research and development expense as a percentage of net revenue, from 38% in fiscal 2000 to 29% in fiscal 2001, was primarily the result of an increase in our net revenue in fiscal 2001.

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

Stock Compensation

Stock compensation expense increased to $50.4 million in fiscal 2001 from $31.4 million in fiscal 2000. In fiscal 2001, we have recorded a total of $51.1 million of deferred stock compensation, with an unamortized balance of $34.7 million on our June 30, 2001 balance sheet. This increase was partially due to the granting of stock options and stock purchase rights to additional employees and consultants. Additionally, the increase was due to amortization of deferred stock compensation recognized for the intrinsic value of the unvested Avanex options granted to Holographix employees in exchange for their existing options. The deferred stock compensation was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

The allocation of stock compensation expenses by expense category for the years ended June 30, 2001 and 2000 was approximately 17% and 9% cost of sales, 64% and 53% research and development, 2% and 13% sales and marketing and 17% and 25% general and administrative. The increase in the percentage for cost of sales in the year ended June 30, 2001 from the year ended June 30, 2000 was due to granting of stock options to a manufacturing consultant during fiscal 2001 with no corresponding amount in fiscal 2000. The increase in the percentage for research and development in the year ended June 30, 2001 from the year ended June 30, 2000 was due to amortization of deferred stock compensation recognized as part of the acquisition of Holographix in the first quarter of fiscal 2001. The decrease in the percentage for sales and marketing and general and administrative in the year ended June 30, 2001 from the year ended June 30, 2000 was a result of more accelerated growth in functional areas other than sales and marketing and general and administrative.

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

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development (“IPRD”). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Holographix concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

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

One significant project, concave grating, represented $3.5 million of the IPRD charge incurred in the acquisition. This project, which was 80% complete at the date of acquisition, was 90% complete at June 30, 2001. This holographic diffraction grating technology will be used in our new PowerLeveler and PowerRouter product families, which are in the product evaluation stage. From the date of acquisition to June 30, 2001, we have incurred $0.7 million of costs and expect total cost at completion of the project in the third quarter of fiscal 2002 to be $1.5 million, which is consistent with our original expectation.

The nature of the efforts required to develop purchased IPRD into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. As such, the timing of completion and ultimate commercial application are affected by the successful completion of these activities and ultimately, market acceptance.

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

Restructuring Charges

In the fourth quarter of fiscal year 2001, we announced a restructuring program to downsize our organizational structure, primarily in manufacturing and administrative functions in our Fremont facilities, in order to align resources with the current business outlook and to lower our cost structure. As a result, we recorded in the consolidated statements of operations a total pre-tax restructuring charge of $22.6 million in the fourth quarter of fiscal 2001, which includes workforce reduction cost of $3.3 million, abandonment of excess capital equipment of $14.7 million and abandonment of excess leased facilities of $4.6 million. See Note 2 of Notes to Consolidated Financial Statements.

Workforce Reduction

We reduced our headcount by a total of 654, primarily in manufacturing and administrative functions, through involuntary employee separations. As of June 30, 2001, approximately 349 employee separations were completed and 305 were completed on July 3, 2001. We recorded a charge of $3.3 million for this reduction, which included termination benefits and related expenses, with a total remaining cash outlay of $2.5 million that is expected in the first quarter of fiscal 2002.

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

We realized $3.3 million cash savings from the restructuring plan in fiscal 2001. The restructuring plan is expected to yield cash savings of approximately $22.5 million annually, beginning in fiscal 2002. These savings largely relate to reduced employee-related costs and are expected to be realized primarily as $18.0 million in cost of revenue, $2.9 million in research and development and $1.5 million in general and administrative.

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

Comparison of Fiscal 2000 and 1999

Net Revenue

Net revenue for fiscal 2000 was $40.7 million. One customer, WorldCom, accounted for 92% of net revenue in fiscal 2000. Net revenue for fiscal 1999 was $510,000. During fiscal 1999, Hitachi, Sorrento, and WorldCom each accounted for at least 10% or more of Avanex’s net revenue and all three combined accounted for 94% of Avanex’s net revenue. The increase in net revenues was primarily due to the fact that fiscal 2000 was our first full year of product sales, during which we established acceptance of our products with customers and began volume shipments.

Cost of Revenue

Our cost of revenue increased to $26.3 million in fiscal 2000 from $531,000 in fiscal 1999. Gross profit (loss) percentages also increased on a year-over-year basis, from gross loss of 81.4% for the year ended June 30, 1999 to gross profit of 28.6% for the year ended June 30, 2000. Excluding charges for non-cash stock compensation, the gross profit percentages were 4.1% for the year ended June 30, 1999 and 35.3% for the year ended June 30, 2000. The increase in gross profit (loss) was primarily the result of an increase in net revenue for the period.

Research and Development

Research and development expense increased to $15.6 million in fiscal 2000 from $4.1 million in fiscal 1999. The absolute dollar increase in research and development expenses from year to year was primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for PowerMux™ and PowerShaper™ and cost of other development projects. The decrease in research and development expense as a percentage of net revenue, from 801% in fiscal 1999 to 38% in fiscal 2000, was primarily the result of an increase in our net revenue in fiscal 2000.

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

The allocation of stock compensation expenses by expense category for the years ended June 30, 2000 and 1999 was approximately 9% and 11% cost of sales, 53% and 42% research and development, 13% and 5% sales and marketing and 25% and 42% general and administrative. The increase in the percentage for sales and marketing in the year ended June 30, 2000 from the year ended June 30, 1999 was a result of increasing the size of the sales organization, due to the fact that fiscal 2000 was the first full year of product sales. The decrease in the percentage for general and administrative in the year ended June 30, 2000 from the year ended June 30, 1999 was a result of more accelerated growth in functional areas other than general and administrative.

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

Unaudited Quarterly Results of Operation

The following table presents our unaudited quarterly operating results for the eight quarters ended June 30, 2001:

	Quarters Ended
	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001		June 30, 2001
							(Restated)		(Restated)
	(In Thousands, Unaudited)
Consolidated Statement of Operations Data:
Net revenue	$4,417	$6,499	$10,505	$19,322	$34,767	$47,948	$30,311		$18,218
Cost of revenue	3,431	4,763	6,781	11,368	19,255	25,305	39,775		26,459
Stock compensation	129	860	867	876	7,153	761	455		395

Gross profit (loss)	857	876	2,857	7,078	8,359	21,882	(9,919	)(1)	(8,636	)(1)
Operating expenses:
Research and development	950	2,038	5,018	7,581	8,165	10,703	11,064		7,924
Sales and marketing	714	962	2,054	2,317	3,965	4,758	4,083		2,687
General and administrative	614	1,515	1,482	2,091	2,906	3,809	3,275		1,872
Stock compensation (2)	5,978	8,730	7,718	6,262	13,988	12,030	8,850	(1)	6,721	(1)
Acquired in-process research and development	—	—	—	—	4,700	—	—		—
Amortization of intangibles	—	—	—	—	1,798	2,619	2,619		2,617
Restructuring charge	—	—	—	—	—	—	—		22,586

Total operating expenses	8,256	13,245	16,272	18,251	35,522	33,919	29,891		44,407

Loss from operations	(7,399)	(12,369)	(13,415)	(11,173)	(27,163)	(12,037)	(39,810	)(1)	(53,043	)(1)
Other incomes (expenses), net	(71)	45	1,950	3,747	3,415	3,509	3,553		2,044

Loss before income taxes	(7,470)	(12,324)	(11,465)	(7,426)	(23,748)	(8,528)	(36,257)		(50,999)
Income taxes	—	—	—	—	1,556	2,754	(1,101)		(3,209)

Net loss	(7,470)	(12,324)	(11,465)	(7,426)	(25,304)	(11,282)	(35,156	)(1)	(47,790	)(1)
Stock accretion	(14,961)	(5,090)	(17,692)	—	—	—	—		—

Net loss attributable to common stockholders	$(22,431)	$(17,414)	$(29,157)	$(7,426)	$(25,304)	$(11,282)	$(35,156	)(1)	$(47,790	)(1)

(1) See Note 14 to Consolidated Financial Statements. (2) Below is the allocation of stock compensation expense (recovery):
Research and development	$4,417	$5,308	$3,658	$3,185	$11,037	$8,780	$7,358		$5,041
Sales and marketing	583	1,313	1,078	1,084	803	732	(799)		9
General and administration	978	2,109	2,982	1,993	2,148	2,518	2,291		1,671

	$5,978	$8,730	$7,718	$6,262	$13,988	$12,030	$8,850		$6,721

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

Our revenues and operating results are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, including:

•	Fluctuations in demand for and sales of our products;

•	Cancellations of orders and shipment rescheduling;

•	The ability of our outsourced manufacturing partners to timely produce and deliver subcomponents from their facilities in China in the quantity and the quality we require;

•	The practice of companies in the communications industry to sporadically place large orders with short lead times;

•	Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into our market and pricing pressures;

•	Our ability to develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	Our ability to control expenses;

•	Availability of components for our products and increases in the price of these components;

•	Mix of our products sold;

•	Costs related to acquisitions of technology or businesses; and

•	General economic conditions, as well as those specific to the communications and related industries.

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

We financed property and equipment purchases through cash, capital leases or equipment credit lines. We had capitalized lease obligations outstanding of $12.7 million at June 30, 2001. In July 2000, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $10 million. In June 2001, the line was increased to $20 million. At June 30, 2001 we did not meet the cash flow coverage covenant. However, the financial institution waived the covenant and eliminated the covenant in July 2001. The revolving credit agreement terminates July 10, 2002, at which time all outstanding principal and interest are due. The Company believes that if it is unable to renew the line of credit, it will not have a significant impact on its liquidity. The line bears interest at the prime rate. In February 2001, the company entered into a loan and security agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $3 million to be used to finance the acquisition of equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 10.4%. In February 2001, the Company also entered into a loan agreement with another financial institution to borrow $2.3 million to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate is 9.406%.

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

The Company will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS 142 will significantly reduce amortization expense, which included $9.2 million of goodwill amortization for the year ended June 30, 2001. Goodwill was $40.5 million at June 30, 2001. The Company will reclassify indefinite lived intangible assets as defined by SFAS 142, which are not expected to be significant, to goodwill at the date of adoption. The Company will test for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by the SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company expects to perform the first step of the required impairment test of goodwill and indefinite lived intangible assets as of July 1, 2002 in the first quarter of fiscal 2003. Any impairment charge resulting from this transitional impairment test will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003. The Company believes there will be a single reporting unit.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	46
Consolidated Balance Sheets	47
Consolidated Statements of Operations	48
Consolidated Statements of Stockholders’ Equity (Deficit)	49
Consolidated Statements of Cash Flows	50
Notes to Consolidated Financial Statements	51
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Avanex Corporation

We have audited the accompanying consolidated balance sheets of Avanex Corporation as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 14, the consolidated financial statements for the year ended June 30, 2001 have been restated.

/S/     ERNST & YOUNG LLP

San Jose, California
July 31, 2001
except for Note 14,
Restatement of Financial Statements,
as to which the date is May 23, 2002

AVANEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2001	2000
	(Restated, see Note 14)
Assets
Current assets:
Cash and cash equivalents	$79,313	$90,964
Short-term investments	125,278	93,357
Accounts receivable (net of allowance for doubtful accounts of $1,009 at 2001 and $452 at 2000)	13,977	9,942
Inventories	6,451	8,266
Other current assets	877	1,922

Total current assets	225,896	204,451
Long-term investments	16,462	56,943
Property and equipment, net	25,864	14,990
Intangibles, net	42,724	—
Other assets	643	1,757

Total assets	$311,589	$278,141

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$6,488	$1,525
Accounts payable	13,506	7,668
Current portion of accrued restructuring charge	7,333	—
Other accrued expenses	6,563	2,045
Warranty	5,589	1,941
Current portion of long-term obligations	5,060	786
Accrued compensation and related expenses	4,756	2,999
Deferred revenue	1,948	1,953

Total current liabilities	51,243	18,917
Long-term obligations	12,527	2,067
Accrued restructuring charge	2,465	—

Total liabilities	66,235	20,984

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2001 and 2000	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2001 and 2000; 65,310,883 and 64,261,593 shares issued and outstanding at June 30, 2001 and 2000, respectively	65	64
Additional paid-in capital	488,341	385,198
Notes receivable from stockholders	(2,048)	(5,173)
Deferred compensation	(34,686)	(36,146)
Accumulated deficit	(206,318)	(86,786)

Total stockholders’ equity	245,354	257,157

Total liabilities and stockholders’ equity	$311,589	$278,141

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2001	2000	1999
	(Restated, see Note 14)

Net revenue	$131,244	$40,743	$510
Cost of revenue	110,794	26,343	531
Stock compensation	8,764	2,732	394

Gross profit (loss)	11,686	11,668	(415)
Operating expenses:
Research and development	37,856	15,587	4,086
Sales and marketing	15,493	6,047	956
General and administrative	11,862	5,702	723
Stock compensation (1)	41,589	28,688	3,070
Acquired in-process research and development	4,700	—	—
Amortization of intangibles	9,653	—	—
Restructuring charge	22,586	—	—

Total operating expenses	143,739	56,024	8,835

Loss from operations	(132,053)	(44,356)	(9,250)
Interest and other income	14,443	6,366	148
Interest and other expense	(1,922)	(695)	(119)

Net loss	(119,532)	(38,685)	(9,221)
Stock accretion	—	(37,743)	—

Net loss attributable to common stockholders	$(119,532)	$(76,428)	$(9,221)

Basic and diluted net loss per common share	$(2.07)	$(3.07)	$(4.97)

Weighted average shares used in computing basic and diluted net loss per common share	57,620	24,936	1,857

(1) Below is the allocation of stock compensation expense:
Research and development	$32,216	$16,568	$1,445
Sales and marketing	745	4,058	160
General and administration	8,628	8,062	1,465

	$41,589	$28,688	$3,070

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 1998	$7	$2,105	$(6)	$(1,774)	$(1,137)	$(805)
Issuance of 11,129,190 shares of common stock upon exercise of stock options and share purchase rights	11	350	(342)	—	—	19
Repurchase of 37,899 shares of common stock	—	—	—	—	—	—
Issuance of common stock options to consultants	—	539	—	—	—	539
Deferred stock compensation	—	11,502	—	(11,502)	—	—
Amortization of deferred stock compensation	—	—	—	2,925	—	2,925
Net loss and comprehensive loss	—	—	—	—	(9,221)	(9,221)
Other	—	(13)	22	—	—	9

Balance at June 30, 1999	18	14,483	(326)	(10,351)	(10,358)	(6,534)
Issuance of 35,019,134 shares of common stock to preferred stockholders upon conversion	35	30,373	—	—	—	30,408
Sale of 6,900,000 shares of common stock upon the completion of initial public offering, net of issuance costs of $2,813	7	228,200	—	—	—	228,207
Sale of 769,230 shares of common stock to corporate investors, concurrent with the initial public offering	1	9,999	—	—	—	10,000
Issuance of 5,710,062 shares of common stock upon exercise of stock options and share purchase rights	6	5,489	(4,880)	—	—	615
Repurchase of 2,615,624 shares of common stock	(3)	(32)	33	—	—	(2)
Issuance of warrants	—	118	—	—	—	118
Issuance of 337,500 shares of common stock upon the exercise of warrants	—	1,349	—	—	—	1,349
Issuance of common stock options to consultants	—	3,707	—	—	—	3,707
Stock accretion	—	37,743	—	—	(37,743)	—
Deferred stock compensation	—	53,508	—	(53,508)	—	—
Amortization of deferred stock compensation	—	—	—	27,713	—	27,713
Net loss and comprehensive loss	—	—	—	—	(38,685)	(38,685)
Other	—	261	—	—	—	261

Balance at June 30, 2000	64	385,198	(5,173)	(36,146)	(86,786)	257,157
Issuance of 1,251,132 shares of common stock upon exercise of stock options and share purchase rights	1	2,918	—	—	—	2,919
Issuance of 34,216 shares of common stock relating to employee stock purchase plan	—	1,414	—	—	—	1,414
Payments received on stockholders’ notes receivable	—	—	3,125	—	—	3,125
Issuance of 501,880 shares of common stock and assumption of options for 709,047 shares of common stock upon acquisition of Holographix	1	96,069	—	(43,579)	—	52,491
Repurchase of 766,667 shares of common stock	(1)	(2,572)	—	—	—	(2,573)
Issuance of common stock options to consultants		6,360	—	—	—	6,360
Deferred compensation associated with options canceled (restated, see Note 14)	—	(8,725)	—	8,725	—	—
Deferred stock compensation	—	7,553	—	(7,553)	—	—
Amortization of deferred stock compensation (restated, see Note 14)	—	—	—	43,867	—	43,867
Issuance of 28,729 shares of common stock upon exercise of warrants	—	—	—	—	—	—
Other	—	126	—	—	—	126
Net loss and comprehensive loss (restated, see Note 14)	—	—	—	—	(119,532)	(119,532)

Balance at June 30, 2001 (restated, see Note 14)	$65	$488,341	$(2,048)	$(34,686)	$(206,318)	$245,354

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2001	2000	1999
	(Restated, see Note 14)
Operating activities
Net loss	$(119,532)	$(38,685)	$(9,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,622	2,545	380
Amortization of intangibles	9,653	—	—
Stock compensation expense	50,353	31,420	3,464
Acquired in-process research and development	4,700	—	—
Non-cash portion of restructuring charge	14,680	—	—
Provision for excess inventory	34,661	—	—
Provision for doubtful accounts	557	422	30
Other	—	—	22
Changes in operating assets and liabilities:
Accounts receivable	(4,527)	(10,092)	(302)
Inventories	(27,510)	(7,640)	(626)
Other current assets	1,048	(1,454)	(431)
Other assets	1,114	(1,702)	(35)
Accounts payable	504	6,678	893
Accrued compensation and related expenses	1,744	2,757	176
Restructuring accrued	9,798	—	—
Warranty	3,648	1,890	51
Other accrued expenses and deferred revenue	2,834	3,791	163

Net cash used in operating activities	(6,653)	(10,070)	(5,436)
Investing activities
Purchases of available-for-sale securities	—	—	(3,968)
Maturities of available-for-sale securities	—	1,968	2,000
Purchases of held-to-maturity securities	(129,420)	(167,538)	—
Maturities of held-to-maturity securities	137,980	17,238	—
Purchases of property and equipment	(22,807)	(12,985)	(863)
Acquisition of subsidiary, net of cash assumed	(3,047)	—	—

Net cash used in investing activities	(17,294)	(161,317)	(2,831)
Financing activities
Payments on long-term debt and capital lease obligations	(2,820)	(2,036)	(135)
Proceeds from short-term borrowings and long-term debt	10,231	2,150	450
Net proceeds from issuance of common stock	1,760	240,169	19
Proceeds from payments of stockholders notes receivable	3,125	—	—
Net proceeds from issuance of preferred stock	—	20,027	6,815
Other	—	285	—

Net cash provided by financing activities	12,296	260,595	7,149
Net increase (decrease) in cash and cash equivalents	(11,651)	89,208	(1,118)
Cash and cash equivalents at beginning of year	90,964	1,756	2,874

Cash and cash equivalents at end of year	$79,313	$90,964	$1,756

Supplemental disclosures of noncash transactions
Equipment acquired under capital leases	$15,561	$2,761	$780

Conversion of notes payable to convertible preferred stock	$—	$30,408	$—

Common stock issued for notes receivable	$—	$4,880	$342

Stock accretion	$—	$37,743	$—

Warrants issued in connection with securing a line of credit	$—	$118	$—

Supplemental disclosures of cash flow information
Interest paid	$1,299	$553	$117

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

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, based upon quoted market prices of the securities, with the unrealized gains and losses reported in a separate component of other stockholders’ equity.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets

Intangible assets result from the acquisition of Holographix, Inc. (“Holographix”). Amortization of intangibles is provided on the straight-line basis over the three to five year estimated useful life of these assets. As of June 30, 2001, the accumulated amortization of intangibles was $9,653,000.

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

Stock-Based Compensation

Stock based awards to employees are accounted for under the intrinsic value method. The effects of accounting for such awards under the fair value method are disclosed in the notes to consolidated financial statements. Accordingly, deferred stock compensation is recognized for the difference between the option price or share purchase right exercise price at the date of grant and the fair value of the Company’s common shares at that date when the option or share purchase right exercise price is less than the fair value of the common shares. Such deferred stock compensation is amortized over the vesting period, generally a maximum of four years.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

It is the Company’s policy to permanently write-off 100% of the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to the Company. Through the first half of fiscal 2001, the Company used a twelve-month demand forecast. That demand forecast was revised to nine months for the quarter ended March 31, 2001 and to six months for the quarter ended June 30, 2001 because of a sudden and significant decrease in demand for the Company’s products. In addition to the demand forecast, the Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (3) known designs changes which would reduce the Company’s ability to use the inventory as planned.

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

The Company will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS 142 will significantly reduced amortization expense, which included $9.2 million of goodwill amortization for the year ended June 30, 2001. Goodwill was $40.5 million at June 30, 2001. The Company will reclassify indefinite lived intangible assets as defined by SFAS 142, which are not

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be significant, to goodwill at the date of adoption. The Company will test for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measure the amount of impairment by reporting unit, if any. The Company expects to perform the first step of the required impairment test of goodwill and indefinite lived intangible assets as July 1, 2002 in the first quarter of fiscal 2003. Any impairment charge resulting from this transitional impairment test will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003.

2.    Restructuring Charge

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize the Company’s organizational structure, primarily in manufacturing and administration functions in its Fremont, California facilities, in order to align resources with the current business outlook and to lower the Company’s cost structure. As a result of the restructuring program, the Company recorded in the consolidated statements of operations a total restructuring charge of $22.6 million in the fourth quarter of fiscal 2001.

Workforce Reduction

The Company reduced its workforce by a total of 654 employees, primarily in the manufacturing and administrative functions, through involuntary employee separations through July 3, 2001. The Company recorded a charge of $3.3 million for employee separations,which included termination benefits and related expenses.

Abandonment of Excess Equipment

The Company abandoned excess equipment and recorded a charge of $14.7 million. This equipment was abandoned because its use was no longer required to support expected operating levels and, given the downturn in the Company’s industry, the Company concluded it could not be sold. Certain of the excess equipment is under capital lease and the corresponding capital lease amount has been included in the restructuring liability as of June 30, 2001. Equipment with a cost of approximately $3.8 million included in the restructuring charge was capitalized under capital lease. Related accumulated amortization accounted for approximately $0.9 million.

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

A summary of the restructuring charges is as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at June 30, 2001
Workforce reduction	$3,267	$—	$753	$2,514
Abandonment of excess equipment	14,680	14,680	—	—
Abandonment of excess leased facilities	4,639	—	630	4,009
Capital leases	—	—	—	3,275

Total	$22,586	$14,680	$1,383	9,798

Less current portion				7,333

Long-term portion				$2,465

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remaining cash expenditures relating to workforce reduction will be paid in the first quarter of fiscal 2002. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due in fiscal 2002.

3.    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended June 30,
	2001	2000	1999
	(Restated, see Note 14)
Net loss attributable to common stockholders	$(119,532)	$(76,428)	$(9,221)

Basic and diluted:
Weighted-average shares of common stock outstanding	65,181	37,396	12,851
Less: weighted-average shares subject to repurchase	(7,561)	(12,460)	(10,994)

Weighted-average shares used in computing basic and diluted net loss per common share	57,620	24,936	1,857

Basic and diluted net loss per common share	$(2.07)	$(3.07)	$(4.97)

During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands):

	Years Ended June 30,
	2001	2000	1999
Redeemable convertible preferred stock	—	—	29,788
Outstanding options	7,288	3,989	989
Outstanding warrants	—	29	338

4.    Consolidated Balance Sheet Details

Cash equivalents, Short-Term and Long-Term Investments

The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its investments.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents, short-term and long-term investments consist of the following (in thousands):

	June 30, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money Market	$14,608	$—	$—	$14,608
Commercial Paper	54,418	—	(10)	54,408
United States Government Agencies	11,938	—	—	11,938

	80,964	—	(10)	80,954
Short Term Investments
Commercial Paper	38,803	—	(3)	38,800
Corporate Notes	15,423	36	(1)	15,458
Certificate of Deposits	4,832	—	—	4,832
Market Auction Preferreds	6,524	—	—	6,524
United States Government Agencies	26,976	196	(1)	27,171
Corporate Bonds	13,503	135	—	13,638
Foreign Debt Securities	3,089	19	—	3,108
Medium Term Notes	16,128	154	—	16,282

	125,278	540	(5)	125,813

Long Term Investments—due between one year and two years
Corporate Bonds	5,825	2	(93)	5,734
U.S. Agencies	8,585	6	(53)	8,538
Foreign Debt Securities	2,052	7	—	2,059

	16,462	15	(146)	16,331

Total	$222,704	$555	$(161)	$223,098

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money Market	$6,142	$—	$—	$6,142
Commercial Paper	78,207	—	(29)	78,178
Market Auction Preferreds	2,006	—	—	2,006
Money Market—Comerica	4,518	—	—	4,518
Other	672	—	—	672

	91,545	—	(29)	91,516
Short Term Investments
Commercial Paper	21,743	—	(1)	21,742
Corporate Notes	8,103	—	(123)	7,980
Certificate of Deposits	6,078	1	—	6,079
Market Auction Preferreds	4,532	—	—	4,532
United States Government Agencies	39,537	—	(649)	38,888
Corporate Bonds	1,439	—	(2)	1,437
Foreign Debt Securities	2,019	—	(43)	1,976
Medium Term Notes	6,838	—	(113)	6,725
U.S. Agencies	3,068	2	—	3,070

	93,357	3	(931)	92,429

Long Term Investments—due between one year and two years
Corporate Bonds	16,257	—	(152)	16,105
Corporate Notes	9,998	—	(333)	9,665
Medium Term Notes	25,627	—	(456)	25,171
Foreign Debt Securities	5,061	—	(149)	4,912

	56,943	—	(1,090)	55,853

Total	$241,845	$3	$(2,050)	$239,798

Estimated fair value is based upon market prices quoted on the last day of the fiscal year.

Inventories

Inventories consist of the following (in thousands):

	June 30,
	2001	2000
Raw materials	$1,963	$2,815
Work-in-process	2,492	4,676
Finished goods	1,996	775

	$6,451	$8,266

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of fiscal 2001, the Company recorded charges to cost of revenue of $11.4 million for excess and obsolete inventory and $10.2 million for non-cancelable purchase obligations. In the fourth quarter of fiscal 2001, the Company recorded an additional charge of $13.1 million for excess and obsolete inventory.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2001	2000
Computer hardware and software	$751	$619
Production and engineering equipment	24,283	11,588
Office equipment, furniture and fixtures	1,559	646
Leasehold improvements	5,194	391
Construction in progress	8	4,586

	31,795	17,830
Accumulated depreciation	(5,931)	(2,840)

	$25,864	$14,990

Construction in progress primarily consists of leasehold improvements constructed and equipment received before June 30, 2000, but not placed into service until the completion of the Company’s new facility in Fremont in July 2000.

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

In connection with the exercise of certain stock options and share purchase rights granted under the Company’s stock option plan, the Company has received promissory notes equal to the total exercise price of these stock options and share purchase rights. These full recourse promissory notes, which bear interest at 4.99%–6.21% per annum, and accrued interest are payable in full to the Company, generally four to five years from the date each of the promissory notes was issued. Promissory notes for the exercise of certain stock options

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and share purchase rights totaling $2,048,000, $5,173,000 and $326,000 were outstanding as of June 30, 2001, 2000 and 1999. These notes are classified as a reduction of stockholders’ equity.

One of the Company’s directors is a senior vice president of WorldCom, Inc. WorldCom, Inc. accounted for 35%, 92%, and 32% of the Company’s net revenue for the years ended June 30, 2001, 2000 and 1999, respectively.

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

Future minimum lease payments under noncancelable operating leases having initial terms in excess of one year as of June 30, 2001 are as follows (in thousands):

Operating Leases
Year ending June 30,
2002	$3,643
2003	3,311
2004	3,387
2005	3,315
2006	2,513
Remaining years	13,696

Total minimum lease payments	$29,865

The Company’s rental expense under operating leases was approximately $5,564,000, $1,799,000 and $346,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

From time to time, the Company may be subject to claims which arise in the normal course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows in a particular period.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Payments due under financing arrangements as of June 30, 2001 are as follows (in thousands):

Year ending June 30,
2002	$1,932
2003	1,932
2004	1,640
2005	191

Total payments	5,695
Amounts representing interest	(781)

Present value of net remaining payments	4,914
Less current portion	1,510

Long-term portion	$3,404

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

Payments due under capital leases for certain equipment as of June 30, 2001 are as follows (in thousands):

Capital Leases
Year ending June 30,
2002	$4,816
2003	4,772
2004	3,588
2005	2,090

Total minimum lease payments	15,266
Amount representing interest	(2,593)

Present value of net minimum lease payments	12,673
Less current portion	3,550

Long-term portion	$9,123

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.    Acquisition of Holographix

On July 25, 2000, the Company acquired substantially all of the assets and liabilities of Holographix, a developer and manufacturer of holographic diffraction gratings. The transaction was accounted for as a purchase and accordingly, the accompanying consolidated financial statements include the results of operations of Holographix subsequent to the acquisition date. The total purchase price of $99.1 million included consideration of 501,880 shares of Avanex common stock, the issuance of 709,047 Avanex stock options in exchange for Holographix options and direct transaction costs.

The total purchase cost of Holographix is as follows (in thousands):

Value of securities issued	$40,287
Assumption of Holographix options	55,783

96,070
Transaction costs and expenses	3,077

$99,147

The purchase price allocation is as follows (in thousands):

Amount
Purchase Price Allocation:
Tangible net assets (liabilities)	$(1,509)
Intangible assets acquired:
Developed technology	2,400
Assembled workforce	300
In-process research and development	4,700
Deferred compensation expense	43,579
Goodwill	49,677

Total purchase price allocation	$99,147

Tangible net assets acquired include cash, accounts receivable, inventories and property and equipment. Liabilities assumed principally include accounts payable, notes payable, accrued compensation and accrued expenses. A portion of the purchase price has been allocated to developed technology and acquired in-process research and development (“IPRD”). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Holographix concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended June 30,
	2001	2000
	(In thousands, except per share data)

	(Restated, see Note 14)
Net Revenue	$131,246	$42,013
Net loss attributable to common stockholders	(119,540)	(76,465)
Loss per share	(2.07)	(3.01)

9.    Stockholders’ Equity

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

Upon the closing of its initial public offering, all the Company’s outstanding preferred stock automatically converted into an aggregate of 35,019,134 shares of Common Stock.

Stock Option/Rights Plans

The Company adopted the 1998 Stock Plan (the “Option Plan”), under which officers, employees, directors, and consultants may be granted Incentive Stock Options (“ISOs”) and Nonstatutory Stock Options (“NSOs”) to purchase shares of the Company’s common stock.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The authorized shares under the Option Plan automatically increase each July 1, equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors.

In July 2000, the Company assumed options to purchase 709,047 shares (on a converted basis) in connection with the acquisition of all of the assets and some liabilities of Holographix Inc. The assumed stock options are governed by the terms and conditions of their respective Holographix stock option agreements and the 2000 Holographix stock plan. Options expire ten years after the grant date or earlier upon termination of an optionee’s services to the company. Generally, the Holographix options vest 25% after the grant date and 1/48 per month thereafter.

In January 2000, the Company adopted the 1999 Director Option Plan (the “Director Plan”). Non-employee directors are entitled to participate in the Director Plan. A total of 300,000 shares of the Company’s common stock have been reserved for issuance under the Director Plan, plus automatic annual increases beginning on July 1, 2000 equal to the lesser of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. The Director Plan generally provides for an automatic initial grant of an option to purchase 40,000 shares of our common stock to each non-employee director on the date which the later of the following events occur: the effective date of the Director Plan; or the date when a person first becomes a non-employee director. After the initial grant, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of our common stock each year on the date of the Company’s annual stockholders’ meeting. Grants generally shall have a term of 10 years. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. Each subsequent option grant will fully vest on the anniversary of its date of grant. The exercise price of all options will be 100% of the fair market value per share of our common stock on the date of grant.

Stock option activity under the Option Plan and Director Plan is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at June 30, 1998	348,602	$0.01
Options granted	1,297,050	0.03
Options exercised	(618,602)	0.02
Options canceled	(38,250)	0.05

Balance at June 30, 1999	988,800	0.05
Options granted	4,109,654	10.71
Options exercised	(753,897)	0.82
Options canceled	(355,551)	4.82

Balance at June 30, 2000	3,989,006	10.45
Options granted	4,338,608	44.76
Options assumed in Holographix acquisition	709,047	3.85
Options exercised	(1,161,132)	2.51
Options canceled	(587,527)	53.67

Balance at June 30, 2001	7,288,002	$28.02

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares As of June 30, 2001	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares As of June 30, 2001	Weighted- Average Exercise Price
$ 0.03– 2.00	1,241,739	8.06	$0.57	166,007	$0.62
2.34– 13.00	1,701,920	8.78	7.03	402,363	7.28
13.17– 13.19	2,012,530	9.83	13.19	32,442	13.19
13.69– 85.375	1,387,413	9.33	38.20	211,728	48.87
90.00–142.00	944,400	9.22	118.57	8,390	95.94

$ 0.03–142.00	7,288,002	9.11	$28.02	820,930	$17.80

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

For the years ended June 30, 2001, 2000 and 1999, the Company recorded deferred stock compensation of $51,132,000, $53,508,000, and $11,502,000, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such stock options and share purchase rights were granted. The fair value of options and share repurchase rights granted prior to the Company’s initial public offering was based on the Company’s retrospective review of the primary business factors underlying the value of its common stock on the dates such grants were made, viewed in light of the Company’s initial public offering and the expected initial public offering price per share. The fair value of stock options and share purchase rights granted subsequent to the initial public offering was based on the actual stock closing price on the day previous to the date of grant. For the years ended June 30, 2001, 2000 and 1999, the Company recorded amortization of deferred stock compensation of $43,867,000, $27,713,000 and $2,925,000, respectively. At June 30, 2001, the Company had $34,686,000 of remaining unamortized deferred compensation. Such amount is included as a reduction of stockholders’ equity and is being amortized over the vesting period.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding net loss and net loss per common share under the fair value method for options and share repurchase rights granted prior to the Company’s initial public offering was estimated at the date of grant using the minimum value method. The fair value of stock options and share purchase rights granted subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	June 30,
	2001	2000	1999
Risk-free interest rate	5.5%	5.5%	5.5%
Dividend yield	—	—	—
Weighted-average expected life	3 years	5 years	5 years
Volatility	0.90	0.90	—

For options granted after February 3, 2000, the volatility of 0.90 was used to determine their value under the Black-Scholes method with the other assumptions being the same as for the minimum value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2001	2000	1999
	(Restated, see Note 14)
Net loss:
As reported	$(119,532)	$(76,428)	$(9,221)
Pro forma	$(165,887)	$(79,772)	$(9,313)
Basic and diluted net loss per common share:
As reported	$(2.07)	$(3.07)	$(4.97)
Pro forma	$(2.88)	$(3.20)	$(5.02)

The pro forma impact of options on the consolidated net loss attributable to common stockholders for the years ended June 30, 2001, 2000 and 1999 is not representative of the effects on consolidated net income (loss) attributable to common stockholders for future years, as future years will include the effects of additional stock option grants.

1999 Employee Stock Purchase Plan

In January 2000, the Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) for its employees. A total of 525,000 shares of the Company’s common stock has been reserved for issuance under the Stock Purchase Plan, plus automatic annual increases beginning on July 1, 2000 equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Board of Directors. The Stock Purchase Plan permits participants to purchase the Company’s common stock through payroll deductions of up to 10% of the participant’s compensation. The maximum number of shares a participant may purchase during each offering period is 3,000 shares. The price of common stock purchases will be 85% of the lower of the fair market value at the beginning of the offering period and the ending of the offering period. As of June 30, 2001, 34,216 shares have been issued under the Stock Purchase Plan.

Warrants

In connection with the revolving line of credit, the Company issued a warrant to the financial institution, which entitles the holder to purchase 29,347 shares of the Company’s common stock with an aggregate purchase price equal to $112,000, or approximately $3.83 per share. The warrants are exercisable at anytime, and will expire upon the earlier of (i) the closing of any acquisition of the Company or (ii) their expiration on July 8, 2004. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rate of 5.5%, contractual life of 5 years, volatility of 0.75 and no dividend yield. The Company calculated a value of $118,000 and this amount was recorded as an other asset and was amortized to interest expense over the term of the agreement. This warrant was exercised in July 2000.

Shares Reserved

Common stock reserved for future issuance is as follows:

June 30, 2001
Stock options:
Options outstanding	7,288,002
Reserved for future grants	7,658,626
Employee stock purchase plan	1,133,399

Total common stock reserved for future issuance	16,080,027

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended June 30,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$20,624	$7,655
Stock option compensation	8,172	5,640
Inventory reserves	16,996	1,345
Restructuring charge	7,443	—
Other	6,947	2,364

Total deferred tax assets	60,182	17,004
Valuation allowance	(52,285)	(17,004)

Net deferred tax assets	7,897	—

Deferred tax liabilities:
Purchased intangibles	(7,897)	—

Total deferred tax liabilities	(7,897)	—

Net deferred tax assets	$—	$—

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

As of June 30, 2001, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $40 million, which expire in years 2013 through 2021. The Company also has net operating loss carry-forwards for state income tax purposes of approximately $33.0 million expiring in the years 2006 through 2011. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

12.    Market Sales, Export Sales, Significant Customers, and Concentration of Supply

Segment Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews the Company’s financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment, to manufacture and market photonic processors, and accordingly has provided only the required enterprise wide disclosures.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had net sales by geographical region as follows (in thousands):

	Years Ended June 30,
	2001	2000	1999
North America	$81,824	$38,706	$357
Asia	40,392	2,037	153
Europe	9,028	—	—

	$131,244	$40,743	$510

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

13.    Subsequent Events (unaudited)

In August 2001, the Company granted 1,000,000 shares of restricted common stock to Paul Engle, president and chief executive officer of the Company. Accordingly, the Company will record in the first quarter of fiscal 2002 deferred stock compensation of $6,999,000, representing the fair value of these shares at the date of grant and will be charged to the operating expenses over the 4-year vesting period. The Company expects to charge $3,950,000, $1,720,000, $875,000 and $454,000 in fiscal 2002, 2003, 2004 and 2005, respectively.

On August 6, 2001, a putative securities class action, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256, was filed against the Company, certain company officers and directors (the “individual defendants”), and four underwriters in the Company’s initial public offering (“IPO”), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (“Securities Act”) against all defendants, a violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the individual defendants, a violation of Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against the Company and the individual defendants, and violations of Section 12(2) of the Securities Act and Section 10(b) of the Exchange Act (and Rules 10b-3 and 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between February 3, 2000 and December 6, 2000 (the “class period”).

On August 31, 2001, a similar complaint, captioned Blaney v. Avanex Corporation et al., Civil Action No. 01-CV-8216, was filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Beveridge complaint.

Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 130 other companies. To date, there have been no significant developments in the litigation. The lawsuit, and all other “IPO allocation” securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

However, the litigation process is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. Should the outcome of the litigation be adverse to the Company and if, in addition, the Company was required to pay significant monetary damages, the Company’s business would be significantly harmed.

14.    Restatement of Financial Statements

The Company has restated its financial statements for the year ended June 30, 2001 and its unaudited financial statements for the quarters ended March 31, 2001 and June 30, 2001. The restatement reduced previously reported non-cash stock compensation expense by $1,258,000 for the quarter ended March 31, 2001, $1,473,000 for the quarter ended June 30, 2001 and $2,731,000 for the year ended June 30, 2001. The restatement was required because, although all related calculations were prepared correctly, summarized amounts were posted incorrectly to the affected accounts.

The following tables summarize the effects of the restatement for the year ended June 30, 2001 (in thousands, except per share data):

	Year ended June 30, 2001
	As reported	As restated
Consolidated statement of operations:
Gross profit	$11,640	$11,686
Loss from operations	(134,784)	(132,053)
Net loss and net loss attributable to common stockholders	(122,263)	(119,532)
Basic and diluted net loss per common share	(2.12)	(2.07)

	As of June 30, 2001
	As reported	As restated
Consolidated balance sheet:
Additional paid-in capital	$489,204	$488,341
Deferred compensation	(32,818)	(34,686)
Accumulated deficit	(209,049)	(206,318)

Summarized unaudited restated quarterly financial information for 2001 is as follows (in thousands, except per share data):

	March 31		June 30
	As reported	As restated	As reported	As restated

Gross loss	$(9,926)	$(9,919)	$(8,675)	$(8,636)
Loss from operations	(41,068)	(39,810)	(54,516)	(53,043)
Net loss and net loss attributable to common stockholders	(36,414)	(35,156)	(49,263)	(47,790)
Basic and diluted net loss per common share	(0.62)	(0.60)	(0.82)	(0.80)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, County of Alameda, State of California, on May 29, 2002.

AVANEX CORPORATION

By:	/s/ JESSY CHAO
Jessy Chao Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

* Walter Alessandrini	Director and Chairman of the Board	May 29, 2002

* Paul Engle	President, Chief Executive Officer and Director	May 29, 2002

/S/ JESSY CHAO Jessy Chao	Vice President, Finance and Chief Financial Officer (principal financial officer)	May 29, 2002

* Simon Cao	Director and Senior Vice President, Business Development	May 29, 2002

* Vint Cerf	Director	May 29, 2002

* Federico Faggin	Director	May 29, 2002

* Todd Brooks	Director	May 29, 2002

* Joel A. Smith III	Director	May 29, 2002

*By: /s/ JESSY CHAO Jessy Chao Attorney-in-fact		May 29, 2002