Form 10-Q/A
period 2001-09-30
AVANEX CORP
filed 2002-05-29
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

YES ☒ NO ☐

There were 66,443,871 shares of the Company’s Common Stock, par value $.001 per share, outstanding on October 24, 2001.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2001 (“Form 10-Q”) for the purpose of amending Items 1 and 2 of Part I of the Form 10-Q. This amendment is filed in connection with the Company’s restatement of its financial statements as of September 30, 2001 and for the three month period ended September 30, 2001. The circumstances necessitating the restatement and its effects are more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

AVANEX CORPORATION
FORM 10-Q/A

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2001	June 30, 2001

	(unaudited)	(note 1)
	(restated, see Note 7)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$89,702	$79,313
Short-term investments	105,568	125,278
Accounts receivable, net	2,778	13,977
Inventories	2,952	6,451
Other current assets	1,034	877

Total current assets	202,034	225,896
Long-term investments	22,441	16,462
Property and equipment, net	25,212	25,864
Intangibles, net	40,105	42,724
Other assets	652	643

Total assets	$290,444	$311,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,545	$6,488
Accounts payable	6,045	13,506
Accrued compensation and related expenses	3,626	4,756
Current portion of accrued restructuring	4,281	7,333
Other accrued expenses	6,102	6,563
Warranty	5,580	5,589
Deferred revenue	636	1,948
Current portion of long-term obligations	5,448	5,060

Total current liabilities	42,263	51,243

Long-term obligations	11,771	12,527
Accrued restructuring	2,243	2,465

Total liabilities	56,277	66,235

Commitments and contingencies

Stockholders’ equity:
Common stock	67	65
Additional paid-in capital	490,201	488,341
Notes receivable from stockholders	(1,646)	(2,048)
Deferred compensation	(29,700)	(34,686)
Accumulated deficit	(224,755)	(206,318)

Total stockholders’ equity	234,167	245,354

Total liabilities and stockholders’ equity	$290,444	$311,589

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2001	2000
	(restated, see Note 7)

Net revenue	$7,178	$34,767
Cost of revenue	9,471	19,255

Gross profit (loss)	(2,293)	15,512

Operating expenses:
Research and development	5,782	8,165
Sales and marketing	1,469	3,965
General and administrative	1,804	2,906
Stock compensation	6,408	21,141
Acquired in-process research and development	—	4,700
Amortization of intangibles	2,619	1,798
Restructuring charge (recovery)	(331)	—

Total operating expenses	17,751	42,675

Loss from operations	(20,044)	(27,163)
Other income, net	1,607	3,415

Loss before income taxes	(18,437)	(23,748)
Income taxes	—	1,556

Net loss	$(18,437)	$(25,304)

Basic and diluted net loss per common share	$(0.30)	$(0.46)

Weighted-average shares used in computing basic and diluted net loss per common share	61,244	54,841

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2001	2000
	(restated, see Note 7)
OPERATING ACTIVITIES
Net loss	$(18,437)	$(25,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,476	1,851
Amortization of intangibles	2,619	1,798
Stock compensation	6,408	21,141
Acquired in-process research and development	—	4,700
Provision for excess inventory	2,915	—
Changes in operating assets and liabilities:
Accounts receivable	11,199	(6,442)
Inventories	584	(5,898)
Other current assets	(157)	(1,079)
Other assets	(9)	(219)
Accounts payable	(7,461)	7,203
Accrued compensation and related expenses	(1,130)	2,744
Accrued restructuring	(3,274)	—
Warranty	(9)	1,036
Other accrued expenses and deferred revenue	(1,773)	10,632

Net cash provided by (used in) operating activities	(6,049)	12,163

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(45,743)	(37,425)
Maturities of held-to-maturity securities	59,474	32,403
Acquisition of subsidiary, net of cash assumed	—	(3,047)
Purchases of property and equipment	(952)	(13,306)

Net cash provided by (used in) investing activities	12,779	(21,375)

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(1,240)	(2,064)
Proceeds from short-term borrowings and long-term debt	4,057	—
Net proceeds from issuance of common stock	440	691
Proceeds from payments of stockholders’ notes receivable	402	563

Net cash provided by (used in) financing activities	3,659	(810)

Net increase (decrease) in cash and cash equivalents	10,389	(10,022)
Cash and cash equivalents at beginning of period	79,313	90,964

Cash and cash equivalents at end of period	$89,702	$80,942

See accompanying notes.

AVANEX CORPORATION

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2001 restated, and for the three months ended September 30, 2001 restated and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiary (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2001 and the consolidated operating results and consolidated cash flows for the three months ended September 30, 2001 and 2000.

The consolidated results of operations for the three months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002. The balance sheets at June 30, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended June 30, 2001 included in the Company’s Annual Report on Form 10-K/A.

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

2.    Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

	September 30, 2001	June 30, 2001
Raw materials	$900	$1,963
Work-in-process	1,283	2,492
Finished goods	769	1,996

	$2,952	$6,451

The company recorded a provision for excess inventory of $2.9 million. This charge was due to the significant decrease in demand for our products, which began in the second half of fiscal 2001 and continued through the first quarter of fiscal 2002. Management does not believe it can sell or use this inventory.

3.    Restructuring Charge

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure, primarily in manufacturing and administration functions in Fremont, California facilities. Doing so would realign it resources with the current business outlook and lower the Company’s cost structure. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001.

A summary of the activities in the restructuring liability is as follows (in thousands):

	Accrued Restructuring Charge at June 30, 2001	Adjustments to Accrued Restructuring Charge	(Cash Payments)/ Cash Receipts	Accrued Restructuring Charge at September 30, 2001
Workforce reduction	$2,514	$(15)	$(2,458)	$41
Abandonment of excess equipment	—	(316)	316	—
Abandonment of excess leased facilities	4,009	—	(609)	3,400
Capital leases	3,275	—	(192)	3,083

Total	9,798	(331)	(2,943)	6,524
Less current portion	7,333	—	—	4,281

Long-term portion	$2,465	$(331)	$(2,943)	$2,243

Remaining cash expenditures related to workforce reduction will be paid in the second quarter of fiscal 2002. Amounts related to the abandonment of excess leased facilities will be paid as the payments are due in fiscal 2002. Capital leases payments are due over the leases terms through third quarter of fiscal 2005.

4.    Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,
	2001	2000
	(restated, see Note 7)

Net loss	$(18,437)	$(25,304)

Basic and diluted:
Weighted-average shares of common stock outstanding	65,867	64,759

Less: weighted-average shares subject to repurchase	(4,623)	(9,918)

Weighted-average shares used in computing basic and diluted net loss per common share	61,244	54,841

Basic and diluted net loss per common share	$(0.30)	$(0.46)

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

6.    Subsequent Event

On October 22, 2001, the Company announced it had executed a definitive agreement for the acquisition of LambdaFlex, a developer of intelligent optical modules for increased network flexibility. The acquisition will strengthen the Company’s product portfolio in wavelength management solutions for the metro market, and adaptive wavelength equalization for the long-haul and ultra-long-haul markets. The Company will issue up to 2,857,143 Avanex common shares, including common stock and stock options, for substantially all of the assets and certain liabilities of LambdaFlex. The Company is expecting to close the transaction by the second quarter of fiscal 2002.

7.    Restatement of Financial Statements

The Company has restated its financial statements for the year ended June 30, 2001 and for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001. The restatement reduced the previously reported non-cash stock compensation expense by $2,531,000 for the quarter ended September 30, 2001. The restatement was required because, although all related calculations were prepared correctly, summarized amounts were posted incorrectly to the affected accounts.

The following tables summarize the effects of the restatement for the quarterly period ended September 30, 2001:

	Three months ended September 30, 2001
	As reported	As restated
Consolidated statement of operations (in thousands, except per share data):
Loss from operations	$(22,575)	$(20,044)
Net loss and net loss attributable to common stockholders	(20,968)	(18,437)
Basic and diluted net loss per common share	(0.34)	(0.30)

	As of September 30, 2001
	As reported	As restated
Consolidated balance sheet (in thousands):
Additional paid-in capital	$491,064	$490,201
Deferred compensation	(25,301)	(29,700)
Accumulated deficit	(230,017)	(224,755)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward-looking (i) our future product mix, and (ii) other statements that are not based on historical facts, which can be identified by the use of such words as “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in “Risk Factors.” These factors could cause actual results to differ materially from those predicted in any forward-looking statements and they include any accounting adjustments made during the close of the Company’s quarter, general economic conditions, the pace of spending and the timing of economic recovery in the telecommunications industry (particularly the optical networks industry), the Company’s inability to sufficiently anticipate market needs and develop products and product enhancements that achieve market acceptance, higher than anticipated expenses the Company may incur, or the inability to identify expenses which can be eliminated. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited consolidated financial statements and notes for the year ended June 30, 2001, included in our Form 10-K/A filed with the SEC.

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

Stock Compensation

Stock compensation expense totaled $6.4 million for the quarter ended September 30, 2001, a decrease of $14.7 million over the comparable quarter of fiscal 2001. From inception through September 30, 2001, we have expensed a total of $91.9 million of stock compensation, leaving an unamortized balance of $29.7 million on our September 30, 2001 unaudited condensed consolidated balance sheets. This decrease was partially due to fewer grants of stock options and stock purchase rights to employees and consultants. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested Avanex options granted to Holographix employees. The deferred stock compensation was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

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

RISK FACTORS

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We have never been profitable. As of September 30, 2001, we had accumulated deficit of $225 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended September 30, 2001, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow.

We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

Period	Operating Loss
Three months ended September 30, 2001 (Restated)	$(20,044,000)
Fiscal year ended June 30, 2001 (Restated)	(132,053,000)
Fiscal year ended June 30, 2000	(44,356,000)
Fiscal year ended June 30, 1999	(9,250,000)
From October 24, 1997 (inception) to June 30, 1998	(1,133,000)

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

•	Our ability to effectively develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	Our ability to control expenses, particularly in light of our limited operating history;

•	Availability of components for our products and equipment and increases in the price of these components and equipment;

•	Our ability to meet customer product specifications and qualifications;

•	Volatility of customer demand. Demand is unpredictable as to timing and amount and it may be hard for us to prepare to meet in volume when received;

•	Difficulties in collecting accounts receivable;

•	Our ability to continue to attract and retain qualified, competent and experience professional employees;

•	Our ability to continue production operations in areas that are subject to irregular and increasing power disruptions;

•	Our ability to introduce effective automation into our production process;

•	Our ability to obtain the necessary basic services for our facilities, such as electricity, and the timing of any loss of these basic services, which halts our operations; and

•	Economic conditions in general as well as those specific to the communications and related industries.

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

MARKET CONDITIONS IN THE TELECOMMUNICATIONS MARKET MAY SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We sell our products primarily to a few large customers in the telecommunications market for use in infrastructure projects. Customers in the telecommunications market have recently been reducing their spending for infrastructure projects. The current economic downturn may lead to continued reductions in such infrastructure spending, and our customers may continue to significantly reduce their orders for our products. In addition, because we rely on a high percentage of our sales from only a few customers, any reductions in spending on our products by our current customers, or unwillingness to purchase our products by future customers, could significantly harm our financial position and results of operations. For example, declining orders from WorldCom contributed significantly to our sequential quarterly revenue decline in fiscal 2001 and declining orders from Nortel and Fujitsu have contributed to our quarterly revenue decline from the March 31, 2001 quarter to the June 30, 2001 quarter and continued through the September 30, 2001 quarter. Reduced infrastructure spending could also lead to increased price competition. If our customers and potential customers continue to reduce their infrastructure spending, we may fall short of our revenue expectations for future quarters or the fiscal year.

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

Because our outsourced manufacturers’ manufacturing facilities are located in China, these outsourced manufacturers will be subject to the risk of political instability in China and the possible imposition of restrictive trade regulations and tariffs. We will also be exposed to risks of foreign currency exchange rate fluctuations and lack of adequate protection of intellectual property under Chinese law.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR FINANCIAL AND MANAGERIAL CONTROLS, REPORTING SYSTEMS AND PROCEDURES, OUR BUSINESS MAY BE HARMED.

Our revenues have changed from $4.4 million in the quarter ended September 30, 1999 to $34.8 million in the quarter ended September 30, 2000, to $7.2 million in the quarter ended September 30, 2001. We had 740 employees as of June 30, 2000, and June 30, 2001. However, in April and July 2001, we had reductions-in-force which reduced our employees by approximately 654 people, including temporary employees. As of November 1, 2001, we had 431 employees. We currently operate facilities in Fremont, California and in Richardson, Texas. We also have a sales office with a regional sales manager in Newtown, Pennsylvania and a sales manager who services our customers in Canada. In addition, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc., a Delaware corporation located in Hudson, Massachusetts. As of September 30, 2001, this unit had six full-time and two part-time employees. The rapidly changing number of employees and volatile quarterly revenue, combined with the challenges of managing geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to manage our work force worldwide. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

Date: May 29, 2002