Form 10-Q/A
period 2001-12-31
AVANEX CORP
filed 2002-05-29
CIK 1056794

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

YES  ☒    NO  ☐

There were 69,342,946 shares of the Company’s Common Stock, par value $.001 per share, outstanding on February 5, 2002.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 11, 2002 (“Form 10-Q”) for the purpose of amending Items 1 and 2 of Part I of the Form 10-Q. This amendment is filed in connection with the Company’s restatement of its financial statements as of December 31, 2001 and for the three and six month periods ended December 31, 2001. The circumstances necessitating the restatement and its effects are more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

AVANEX CORPORATION
FORM 10-Q/A

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2001	June 30, 2001
	(unaudited)	(note 1)
	(restated, see Note 7)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$63,788	$79,313
Short-term investments	96,939	125,278
Accounts receivable, net	3,230	13,977
Inventories	3,723	6,451
Other current assets	948	877

Total current assets	168,628	225,896
Long-term investments	41,354	16,462
Property and equipment, net	23,117	25,864
Intangibles, net	44,562	42,724
Other assets	626	643

Total assets	$278,287	$311,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,756	$6,488
Accounts payable	5,606	13,506
Accrued compensation and related expenses	3,541	4,756
Current portion of accrued restructuring	3,678	7,333
Other accrued expenses	2,508	6,563
Warranty	4,266	5,589
Deferred revenue	16	1,948
Current portion of long-term obligations	5,622	5,060

Total current liabilities	31,993	51,243
Long-term obligations	10,257	12,527
Accrued restructuring	2,013	2,465

Total liabilities	44,263	66,235

Commitments and contingencies
Stockholders’ equity:
Common stock	69	65
Additional paid-in capital	498,845	488,341
Notes receivable from stockholders	(1,316)	(2,048)
Deferred compensation	(22,120)	(34,686)
Accumulated deficit	(241,454)	(206,318)

Total stockholders’ equity	234,024	245,354

Total liabilities and stockholders’ equity	$278,287	$311,589

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(restated, see Note 7)		(restated, see Note 7)

Net revenue	$8,297	$47,948	$15,475	$82,715
Cost of revenue	4,961	25,305	14,432	44,560

Gross profit	3,336	22,643	1,043	38,155

Operating expenses:
Research and development	5,950	10,703	11,732	18,868
Sales and marketing	1,562	4,758	3,031	8,723
General and administrative	1,705	3,809	3,509	6,715
Stock compensation	4,071	12,791	10,479	33,932
Acquired in-process research and development	5,445	—	5,445	4,700
Amortization of intangibles	2,619	2,619	5,238	4,417
Restructuring charge (recovery)	(120)	—	(451)	—

Total operating expenses	21,232	34,680	38,983	77,355

Loss from operations	(17,896)	(12,037)	(37,940)	(39,200)
Other income, net	1,197	3,509	2,804	6,924

Loss before income taxes	(16,699)	(8,528)	(35,136)	(32,276)
Income taxes	—	2,754	—	4,310

Net loss	$(16,699)	$(11,282)	$(35,136)	$(36,586)

Basic and diluted net loss per common share	$(0.26)	$(0.20)	$(0.56)	$(0.65)

Weighted-average number of shares used in computing basic and diluted net loss per common share	63,797	56,914	62,528	55,991

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2001	2000
	(restated, see Note 7)

OPERATING ACTIVITIES
Net loss	$(35,136)	$(36,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,020	4,971
Amortization of intangibles	5,238	4,417
Stock compensation	10,479	33,932
Acquired in-process research and development	5,445	4,700
Provision for excess inventory	2,915	—
Changes in operating assets and liabilities:
Accounts receivable	10,752	(14,387)
Inventories	(187)	(12,088)
Other current assets	(105)	(790)
Other assets	(70)	1,075
Accounts payable	(8,071)	9,673
Accrued compensation and related expenses	(1,245)	2,478
Accrued restructuring	(3,907)	—
Warranty	(1,323)	2,465
Other accrued expenses and deferred revenue	(6,842)	10,151

Net cash provided by (used in) operating activities	(17,037)	10,011

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(108,650)	—
Maturities of held-to-maturity securities	112,264	6,959
Acquisitions, net of cash assumed	234	(3,077)
Purchases of property and equipment	(1,363)	(18,706)

Net cash provided by (used in) investing activities	2,485	(14,824)

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(6,569)	(2,262)
Payments on debt assumed in the acquisition	—	(1,607)
Proceeds from short-term borrowings and long-term debt	4,057	—
Net proceeds from issuance of common stock	998	1,110
Repurchase of common stock	(191)	—
Proceeds from payments of stockholders’ notes receivable	732	940

Net cash used in financing activities	(973)	(1,819)

Net decrease in cash and cash equivalents	(15,525)	(6,632)
Cash and cash equivalents at beginning of period	79,313	90,964

Cash and cash equivalents at end of period	$63,788	$84,332

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases	$—	$6,824

See accompanying notes.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2001 (restated), and for the three and six months ended December 31, 2001 (restated) and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2001, the consolidated operating results for the three and six months ended December 31, 2001 and 2000, and the consolidated cash flows for the six months ended December 31, 2001 and 2000.

The consolidated results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002. The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date, but does not include the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended June 30, 2001 included in the Company’s Annual Report on Form 10-K/A.

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

2.    Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

	December 31, 2001	June 30, 2001
Raw materials	$1,043	$1,963
Work-in-process	2,159	2,492
Finished goods	521	1,996

	$3,723	$6,451

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

3.    Restructuring Charge/(Recovery)

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure, primarily in manufacturing and administration functions in Fremont, California facilities. Doing so realigned resources with the current business outlook and lowered the Company’s cost structure. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. A summary of the activities in the restructuring liability is as follows (in thousands):

	Accrued Restructuring Charge at June 30, 2001	Adjustments to Accrued Restructuring Charge	(Cash Payments)/ Cash Receipts	Accrued Restructuring Charge At December 31, 2001
Workforce reduction	$2,514	$(15)	$(2,475)	$24
Abandonment of excess equipment	—	(436)	436	—
Abandonment of excess leased facilities	4,009	—	(1,226)	2,783
Capital leases	3,275	—	(391)	2,884

Total	9,798	$(451)	$(3,656)	5,691

Less current portion	7,333			3,678

Long-term portion	$2,465			$2,013

Remaining cash expenditures related to workforce reduction will be completed in the third quarter of fiscal 2002. Amounts related to the abandonment of excess leased facilities will be paid as the payments are due in fiscal 2002. Capital leases payments are due over the leases terms through third quarter of fiscal 2005.

4.    Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(restated, see Note 7)		(restated, see Note 7)

Net loss	$(16,699)	$(11,282)	$(35,136)	$(36,586)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	67,597	65,209	66,734	64,982
Less: weighted-average number of shares subject to repurchase	(3,800)	(8,295)	(4,206)	(8,991)

Weighted-average number of shares used in computing basic and diluted net loss per common share	63,797	56,914	62,528	55,991

Basic and diluted net loss per common shares	$(0.26)	$(0.20)	$(0.56)	$(0.65)

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

6.    Acquisition of LambdaFlex, Inc.

On November 19, 2001, the Company acquired LambdaFlex Inc., (“LambdaFlex”), a start-up Company that is developing intelligent optical modules for increased network flexibility. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of LambdaFlex subsequent to the acquisition date. The total purchase price of approximately $13 million included consideration of 2,750,318 shares of Avanex common stock, the issuance of options to purchase an aggregate of 106,801 shares of Avanex common stock in exchange for options to purchase LambdaFlex common stock and estimated direct transaction costs.

The total estimated purchase cost of LambdaFlex is as follows (in thousands):

Value of securities issued	$11,936
Assumption of LambdaFlex options	429

12,365
Estimated transaction costs and expenses	600

$12,965

The preliminary purchase price allocation is as follows (in thousands):

Amount
Tangible net assets (liabilities)	$(46)
Intangible assets acquired:
In-process research and development	5,445
Deferred compensation	577
Goodwill	6,989

Total estimated purchase price allocation	$12,965

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

7.    Restatement of Financial Statements

The Company has restated its financial statements for the year ended June 30, 2001 and for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001. The restatement reduced the previously reported non-cash stock compensation expense by $2,120,000 and $4,651,000 respectively, in the three-month and six-month periods ended December 31, 2001. The restatement was required because, although all related calculations were prepared correctly, summarized amounts were posted incorrectly to the affected accounts.

The following tables summarize the effects of the restatement for the quarterly period ended December 31, 2001:

	Three months ended December 31, 2001		Six months ended December 31, 2001
	As reported	As restated	As reported	As restated
Consolidated statement of operations (in thousands, except per share data):
Loss from operations	$(20,016)	$(17,896)	$(42,591)	$(37,940)
Net loss and net loss attributable to common stockholders	(18,819)	(16,699)	(39,787)	(35,136)
Basic and diluted net loss per common share	(0.29)	(0.26)	(0.64)	(0.56)

	As of December 31, 2001
	As reported	As restated
Consolidated balance sheet (in thousands):
Additional paid-in capital	$499,708	$498,845
Deferred compensation	(15,601)	(22,120)
Accumulated deficit	(248,836)	(241,454)

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

Cost of revenue for the six-month period ended December 31, 2001 was $14.4 million, compared to $44.6 million for the same six-month period ended December 31, 2000. The decrease in cost of revenue was primarily due to the decease in revenue. Cost of revenue for the six-months ended December 31, 2001 was reduced by: 1) the unexpected utilization and sale of $1.3 million of inventory previously written-off, 2) the $0.6 million favorable settlement of non-cancelable purchase obligations, and 3) $1.3 million reduction of the warranty accrual. The later was reduced to align the balance with our current estimate of related costs. Our gross profit percentage decreased from 47% for the quarter ended December 31, 2000 to 40% for the quarter ended December 31, 2001. The decrease in gross profit percentage was primarily due to the decrease in the average selling price of some of our products, and manufacturing inefficiencies resulting from declining revenue. Our gross profits are and will be primarily affected by changes in manufacturing volume, mix of products sold, changes in our pricing policies and those of our competitors, and mix of sales channels through which our products are sold. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

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

Stock Compensation

Stock compensation expenses decreased $8.7 million from $12.8 million for the quarter ended December 31, 2000 to $4.1 million for the quarter ended December 31, 2001, and decreased $23.4 million from $33.9 million for the six-month period ended December 31, 2000 to $10.5 million for the same six-month period ended December 31, 2001. From inception through December 31, 2001, we have expensed a total of $96.0 million of stock compensation, leaving an unamortized balance of $22.1 million on our December 31, 2001 unaudited condensed consolidated balance sheets. This decrease was partially attributable to decreased amortization of deferred stock compensation resulting from options cancelled as a result of the restructuring. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed from Holographix. The deferred stock compensation for options assumed from Holographix and LambdaFlex was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

Acquired In-Process Research and Development (“IPR&D”)

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

Amortization of Intangibles

Amortization of intangibles for the quarter ended December 31, 2001 and for the quarter ended December 31, 2000 was $2.6 million. Amortization of intangibles increased $0.8 million from $4.4 million for the six-month period ended December 31, 2000 to $5.2 million for the six-month period ended December 31, 2001. This expense is due to the amortization of goodwill and other intangible assets recorded in connection with our acquisition of Holographix, which was accounted for as a purchase, and closed on July 25, 2000. These intangible assets are being amortized over their estimated remaining useful life of 3 to 5 years.

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

Cash generated by investing activities was $2.5 million for the six months ended December 31, 2001, primarily from the maturities of investment securities, net of purchases of held-to-maturities securities. Offsetting this was $1.4 million of cash used for the investments in production equipment, research and development equipment, and computers. Net cash used in investing activities was $14.8 million for the comparable period of fiscal 2001, principally for the net purchase activities of short and long-term investments, the purchases of property and equipment, and the acquisition of Holographix.

Net cash used in financing activities was $1.0 million for the six months ended December 31, 2001, primarily for payments on long-term debt and capital lease obligations. Offsetting the cash used were proceeds from short-term borrowings, cash payments received from stockholders’ notes receivable and the proceeds from issuance of common stock. Net cash used in financing activities was $1.8 million for the comparable period of fiscal 2001. Our use of cash in financing activities in the six months ended December 31, 2000 was primarily the result of our payments on long-term debt and capital lease obligations. We financed capital purchases through cash, capital leases or equipment credit lines. The Company has a revolving line of credit from a financial institution, which allows maximum borrowings up to $20 million, of which $6.8 million was drawn down at December 31, 2001. The revolving credit agreement terminates July 10, 2002, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 14, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its financial position or results of operations.

RISK FACTORS

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We have never been profitable. As of December 31, 2001, we had an accumulated deficit of $241 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended December 31, 2001, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow.

We have experienced operating losses in each quarterly and annual period since inception. The following table shows our operating losses for the periods indicated:

Period	Loss From Operations
Six months ended December 31, 2001 (Restated)	$(37,940,000)
Fiscal year ended June 30, 2001 (Restated)	(132,053,000)
Fiscal year ended June 30, 2000	(44,356,000)
Fiscal year ended June 30, 1999	(9,250,000)
From October 24, 1997 (inception) to June 30, 1998	(1,133,000)

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

WE WILL LOSE SIGNIFICANT CUSTOMER SALES AND OPPORTUNITIES AND MAY NOT BE
SUCCESSFUL IF OUR CUSTOMERS DO NOT QUALIFY OUR PRODUCTS TO BE DESIGNED INTO THEIR PRODUCTS AND SYSTEMS.

In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier’s product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until at least the adoption of a future redesigned system. Even then, many companies may be reluctant to design entirely new products into their new systems, as it could involve significant additional redesign efforts. If we fail to achieve design-in wins in our potential customer’s qualification process, we will lose the opportunity for significant sales to that customer for a lengthy period of time.

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