Form 10-Q/A
period 2002-03-31
AVANEX CORP
filed 2002-05-29
CIK 1056794

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2002 (“Form 10-Q”) for the purpose of amending Items 1 and 2 of Part I of the Form 10-Q. This amendment is also filed in connection with the Company’s restatement of its financial statements as of March 31, 2002 and for the nine month period ended March 31, 2002. The circumstances necessitating the restatement and its effects are more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

AVANEX CORPORATION
FORM 10-Q/A

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AVANEX CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2002	June 30, 2001
	(unaudited)	(note 1)
	(restated, see Note 9)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$54,525	$79,313
Short-term investments	99,024	125,278
Accounts receivable, net	2,464	13,977
Inventories	5,681	6,451
Other current assets	2,558	877

Total current assets	164,252	225,896
Long-term investments	39,082	16,462
Property and equipment, net	20,630	25,864
Intangibles, net	41,870	42,724
Other assets	605	643

Total assets	$266,439	$311,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,524	$6,488
Accounts payable	4,300	13,506
Current portion of accrued restructuring	3,964	7,333
Accrued compensation and related expenses	3,615	4,756
Other accrued expenses	2,431	6,563
Warranty	4,134	5,589
Current portion of long-term obligations	5,842	5,060
Deferred revenue	187	1,948

Total current liabilities	30,997	51,243
Long-term obligations	8,718	12,527
Accrued restructuring	18,078	2,465

Total liabilities	57,793	66,235
Commitments and contingencies
Stockholders’ equity:
Common stock	69	65
Additional paid-in capital	499,190	488,341
Notes receivable from stockholders	(1,316)	(2,048)
Deferred compensation	(17,727)	(34,686)
Accumulated deficit	(271,570)	(206,318)

Total stockholders’ equity	208,646	245,354

Total liabilities and stockholders’ equity	$266,439	$311,589

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
		(restated, see Note 9)	(restated, see Note 9)	(restated, see Note 9)

Net revenue	$10,185	$30,311	$25,660	$113,026
Cost of revenue	7,182	39,775	21,614	84,335
Stock compensation	137	455	21	8,369

Gross profit (loss)	2,866	(9,919)	4,025	20,322
Operating expenses:
Research and development	6,087	11,064	17,819	29,932
Sales and marketing	1,698	4,083	4,729	12,806
General and administrative	2,151	3,275	5,660	9,990
Stock compensation (1)	4,194	8,850	14,789	34,868
Acquired in-process research and development	—	—	5,445	4,700
Amortization of intangibles	2,632	2,619	7,870	7,036
Restructuring charge	17,116	—	16,665	—

Total operating expenses	33,878	29,891	72,977	99,332

Loss from operations	(31,012)	(39,810)	(68,952)	(79,010)
Interest and other income, net	1,546	3,855	5,951	11,508
Interest and other expense, net	(650)	(302)	(2,251)	(1,031)

Loss before income taxes	(30,116)	(36,257)	(65,252)	(68,533)
Income taxes (benefits)	—	(1,101)	—	3,209

Net loss	$(30,116)	$(35,156)	$(65,252)	$(71,742)

Basic and diluted net loss per common share	$(0.45)	$(0.60)	$(1.02)	$(1.26)

Weighted-average number of shares used in computing basic and diluted net loss per common share	66,583	58,607	63,863	56,849

(1) Below is the allocation of stock compensation expense (recovery):
Research and development	$2,403	$7,358	$7,446	$27,175
Sales and marketing	50	(799)	143	736
General and administrative	1,741	2,291	7,200	6,957

	$4,194	$8,850	$14,789	$34,868

See accompanying notes.

AVANEX CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2002	2001
	(restated, see Note 9)	(restated, see Note 9)
OPERATING ACTIVITIES
Net loss	$(65,252)	$(71,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,799	8,646
Amortization of intangibles	7,870	7,036
Stock compensation	14,811	43,237
Acquired in-process research and development	5,445	4,700
Provision for excess inventory	3,943	11,375
Non-cash portion of restructuring charge	17,216	—

Changes in operating assets and liabilities:
Accounts receivable	11,518	(18,617)
Inventories	(3,173)	(25,583)
Other current assets	(1,715)	(347)
Other assets	11	1,237
Accounts payable	(9,377)	21,340
Accrued compensation and related expenses	(1,171)	3,356
Accrued restructuring	(4,972)	—
Warranty	(1,455)	3,352
Other accrued expenses and deferred revenue	(6,748)	8,852

Net cash used in operating activities	(25,250)	(3,158)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(155,957)	—
Maturities of held-to-maturity securities	159,758	28,741
Acquisitions, net of cash assumed	234	(3,077)
Purchases of property and equipment	(1,655)	(22,224)

Net cash provided by investing activities	2,380	3,440

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(3,899)	(2,853)
Payments on debt assumed in the acquisition	—	(1,607)
Payments on short-term borrowings	(4,021)	—
Proceeds from short-term borrowings and long-term debt	4,057	14,075
Net proceeds from issuance of common stock	1,404	3,665
Repurchase of common stock	(191)	—
Proceeds from payments of stockholders’ notes receivable	732	940

Net cash provided by (used in) financing activities	(1,918)	14,220

Net increase (decrease) in cash and cash equivalents	(24,788)	14,502
Cash and cash equivalents at beginning of period	79,313	90,964

Cash and cash equivalents at end of period	$54,525	$105,466

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Equipment acquired under capital leases	$—	$12,905

See accompanying notes.

AVANEX CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2002 (restated), and for the three and nine months ended March 31, 2002 (restated) and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2002, the consolidated operating results for the three and nine months ended March 31, 2002 and 2001, and the consolidated cash flows for the nine months ended March 31, 2002 and 2001.

The consolidated results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2002. The balance sheet at June 30, 2001 has been derived from the audited consolidated financial statements at that date, but does not include the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended June 30, 2001 included in the Company’s Annual Report on Form 10K/A. Certain prior period balances have been reclassified to conform to current period presentation.

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

The Company provides for excess and obsolete inventory. Excess inventory represents quantities in excess of those required to fill expected sales. Through the first nine-months of fiscal 2002, the Company used a six-month demand forecast. In addition to the demand forecast, the Company also considers: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and 3) known design changes which would reduce the Company’s ability to use the inventory as planned.

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

During the three months and nine months ended March 31, 2002, Avanex sold inventory components that were previously written-off in fiscal 2001. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. The estimated original cost of components that were written-off in prior periods and were sold through in fiscal 2002 was approximately $2.2 million and $3.4 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero. These items were subsequently used and sold because customers unexpectedly ordered products (that included these components) in excess of the Company’s estimates and included in its six month sales forecast. The total cost of inventory written-off to date is approximately $44.2 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $3.4 million have been sold, items representing $1.0 million have been consumed in research and development activities, items representing $2.5 million have been discarded and items representing $37.3 million are on hand. Avanex expects to rationalize and make decisions relating to the disposition of these items in the first quarter of fiscal 2003.

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

A summary of the activities in the restructuring liability is as follows (in thousands):

	Accrued Restructuring Charge at June 30, 2001	Adjustments to Accrued Restructuring Charge	(Cash Payments)/ Cash Receipts	Accrued Restructuring Charge at March 31, 2002
Workforce reduction	$2,514	$(15)	$(2,499)	$—
Abandonment of excess equipment	—	(536)	536	—
Abandonment of excess leased facilities	4,009	17,216	(1,861)	19,364
Capital leases	3,275	—	(597)	2,678

Total	9,798	$16,665	$(4,421)	22,042

Less current portion	7,333			3,964

Long-term portion	$2,465			$18,078

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the term of the leases. Capital leases payments are due over the terms of the leases through third quarter of fiscal 2005.

4.    Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001 (restated, see Note 9)	2002 (restated, see Note 9)	2001 (restated, see Note 9)
Net loss	$(30,116)	$(35,156)	$(65,252)	$(71,742)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	69,376	65,595	67,611	65,188
Less: weighted-average number of shares subject to repurchase	(2,793)	(6,988)	(3,748)	(8,339)

Weighted-average number of shares used in computing basic and diluted net loss per common share	66,583	58,607	63,863	56,849

Basic and diluted net loss per common share	$(0.45)	$(0.60)	$(1.02)	$(1.26)

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

8.    Subsequent Event

As of May 1, 2002, Walter Alessandrini, the Chairman of the Board of the Company, held 1,314,763 shares of the Company’s common stock issued pursuant to restricted stock purchase agreements dated October 8, 1999 and March 6, 1999, that provide for a right of repurchase by the Company in the event that Mr. Alessandrini ceased being a service provider to the Company. The Company’s Board of Directors has agreed to release such shares from the Company’s right of repurchase. Due to the modification of the original award’s vesting terms, a new measurement date for stock compensation purposes occurred. The Company will recognize compensation expense up to approximately $3.4 million, if Mr. Alessandrini ultimately retains an award that would otherwise have been forfeited under the award’s original vesting terms.

9.    Restatement of Financial Statements

The Company has restated its financial statements for the year ended June 30, 2001 and for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001 and March 31, 2002. The restatement reduced the previously reported non-cash stock compensation expense by $1,258,000 and $1,258,000, respectively, in the three-month and nine-month periods ended March 31, 2001, and by $4,651,000 in the nine-month period ended March 31, 2002. The restatement was required because, although all related calculations were prepared correctly, summarized amounts were posted incorrectly to the affected accounts.

The following tables summarize the effects of the restatement for the quarterly period ended March 30, 2002:

Consolidated statement of operations (in thousands, except per share data):

	Three months ended March 31, 2001		Nine months ended March 31, 2002		Nine months ended March 31, 2001
	As reported	As restated	As reported	As restated	As reported	As restated

Gross profit (loss)	$(9,926)	$(9,919)	$3,294	$4,025	$20,315	$20,322
Loss from operations	(41,068)	(39,810)	(73,603)	(68,952)	(80,268)	(79,010)
Net loss	(36,414)	(35,156)	(69,903)	(65,252)	(73,000)	(71,742)
Basic and diluted net loss per common share	(0.62)	(0.60)	(1.09)	(1.02)	(1.28)	(1.26)

Consolidated balance sheet (in thousands):
	As of March 31, 2002
	As reported	As restated
Additional paid-in capital	$500,053	$499,190
Deferred compensation	(11,208)	(17,727)
Accumulated deficit	(278,952)	(271,570)

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

The market for photonic processors is new and evolving and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products, and the practice of customers in the communications industry to sporadically place orders with short lead times, may cause our revenues, gross margins, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

The economic downturn that began in the second half of fiscal 2001 continued through fiscal 2002. Sales through the end of March 2002 decreased by $87 million or 77% over the same nine-month period in the prior fiscal year.

In conducting our review for excess inventory as of March 31, 2002 we used the same evaluation process and method as we used at June 30, 2001, and continued to consider: 1) parts and subassemblies that could be used in alternative finished products, 2) parts and subassemblies that were unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability the to use the inventory as planned during our excess inventory evaluation process. As a result, through the end of the third quarter of fiscal 2002, we recorded an additional permanent write-off of inventory totaling $3.9 million.

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

Results of Operations

Net Revenue

Net revenue for the quarter ended March 31, 2002 was $10.2 million, compared to $30.3 million for the quarter ended March 31, 2001. In the quarter ended March 31, 2002, Fujitsu and Cisco each accounted for greater than 10% of net revenue, compared to three that each accounted for greater than 10% of net revenue in the quarter ended March 31, 2001. Together Fujitsu and Cisco accounted for 74% of net revenue for the quarter ended March 31, 2002. Net revenue for the nine-month period ended March 31, 2002 was $25.7 million, compared with $113.0 million for the nine-month period ended March 31, 2001. These decreases in net revenue were primarily due to the substantial decrease of shipments to customers, reflecting reduced capital spending by telecommunication carriers. Additionally, in the nine-month period ended March 31, 2002 there was a small impact due to decreases in average selling prices of our products over the similar period in the prior year.

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

Cost of Revenue

Cost of revenue for the quarter ended March 31, 2002 was $7.2 million, compared to $39.8 million for the quarter ended March 31, 2001, a decrease of $32.6 million. Cost of revenue for the quarter ended March 31, 2001 was high due to a provision for excess inventory of $21.6 million as compared to $1.0 million in the quarter ended March 21, 2002. Additionally, cost of revenue for the quarter ended March 31, 2002 was reduced by the sale at normal selling prices of inventory previously written-off with an original cost of $2.2 million and by $5.0 million due to savings from headcount reductions.

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

Cost of revenue for the nine-month period ended March 31, 2002 was $21.6 million, compared to $84.3 million for the nine-month period ended March 31, 2001, a decrease of $62.7 million. The decrease in cost of revenue was primarily due to the decrease in revenue. Cost of revenue for the nine-months ended March 31, 2001 was high due to a provision for excess inventory of $21.6 million as compared to $3.9 million in the nine-months ended March 31, 2002. Cost of revenue for the nine-months ended March 31, 2002 was also reduced by: 1) the utilization and sale at normal selling prices of previously written-off inventory (in the third and fourth quarter of fiscal 2001) with an original cost of $3.4 million, 2) the $0.6 million favorable settlement of non-cancelable purchase obligations, 3) $15.1 million in savings from headcount reductions and 4) $1.5 million reduction of the warranty accrual to align the warranty accrual balance with our current estimate of related costs.

Our gross profit percentage increased to 28% for the quarter ended March 31, 2002 from a negative 33% for the quarter ended March 31, 2001. Excluding the charge for non-cash stock compensation, the gross profit percentages were 29% for the quarter ended March 31, 2002 and negative 31% for the quarter ended March 31, 2001. The increase in gross profit percentage was primarily due to the reduction in the inventory write-off from $1.0 million, or negative 10% in gross profit, recorded in the quarter ended March 31, 2002 compared to $21.6 million, or negative 71% in gross profit, recorded in the quarter ended March 31, 2001 and due to the benefit from the sale at normal selling prices in the quarter ended March 31, 2002 of inventory with no associated cost of sales because the $2.2 million, or 22% in gross profit, original cost thereof had previously been written-off compared to no comparable benefit in the quarter ended March 31, 2001. Our gross profit percentage decreased to 16.0% for the nine-months ended March 31, 2002 from 18% for the nine-months ended March 31, 2001. Excluding the charge for non-cash compensation, the gross profit percentages were 16% for the nine-months ended March 31, 2002 and 25% for the nine-months ended March 31, 2001. The decrease in gross profit percentage was primarily due to a provision for excess inventory of $21.6 million in the nine-months ended March 31, 2001, or negative 19% in gross profit, as compared to $3.9 million, or negative 15% of gross profit, in the nine-months ended March 31, 2002 and was benefited by: 1) the utilization and sale at normal selling prices of previously written-off inventory with an original cost of $3.4 million, or 13% in gross profit, 2) the $0.6 million, or 2.0% in gross profit, favorable settlement of non-cancelable purchase obligations, 3) $15.1 million, or 59% in gross profit, in savings from headcount reductions and 4) $1.5 million, or 6% in gross profit, reduction of the warranty accrual to align the warranty accrual balance with our current estimate of related costs.

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

Stock Compensation

Stock compensation related to cost of revenue and operating expenses decreased $5.0 million from $9.3 million for the quarter ended March 31,

2001 to $4.3 million for the quarter ended March 31, 2002, and decreased $28.4 million from $43.2 million for the nine-month period ended March 31, 2001 to $14.8 million for the nine-month period ended March 31, 2002. From inception through March 31, 2002, we have expensed a total of $100.3 million of stock compensation, leaving an unamortized balance of $17.7 million on our March 31, 2002 unaudited condensed consolidated balance sheet. The decrease in stock compensation expenses was partially attributable to decreased amortization of deferred stock compensation resulting from options cancelled as a result of the restructuring. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed from Holographix. The deferred stock compensation for options assumed from Holographix and LambdaFlex was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

The allocation of stock compensation expenses by expense category for the quarters ended March 31, 2002 and 2001 was approximately 3% and 5% cost of sales, 55% and 79% research and development, 1% and (9%) sales and marketing and 40% and 25% general and administrative and for the nine-months ended March 31, 2002 and 2001 the allocation was approximately 0% and 19% cost of sales, 50% and 63% research and development, 1% and 2% sales and marketing and 49% and 16% general and administrative. The decrease in the percentage for research and development in the three- and nine-month periods ended March 31, 2002 compared to the same periods in fiscal 2001 was due to a reduction in headcount that occurred in the quarters ended June 30, 2001 and September 30, 2001. The increase in the percentage for general and administrative in the three- and nine-month periods ended March 31, 2002 compared to the same periods in fiscal 2001 was due primarily to compensation expense in fiscal 2002 relating to a grant of 1,000,000 shares of restricted common stock to Paul Engle, president and chief executive officer of the Company. The decrease in the percentage for cost of sales in the quarter ended March 31, 2002 was due to a consultant option that was expensed in the quarter ended March 31, 2001 which did not recur in the quarter ended March 31, 2002.

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

RISK FACTORS

UNLESS WE GENERATE SIGNIFICANT REVENUE GROWTH, OUR EXPENSES AND NEGATIVE CASH FLOW WILL SIGNIFICANTLY HARM OUR FINANCIAL POSITION.

We have never been profitable. As of March 31, 2002, we had an accumulated deficit of $272 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended March 31, 2002, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow. We have experienced operating losses in each quarterly and annual period since inception.

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