Form 10-K
period 2002-06-30
AVANEX CORP
filed 2002-09-20
CIK 1056794

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

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
Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $119,874,922 as of September 6, 2002, based upon the closing price on the Nasdaq National Market reported  for such date. 69,687,516 shares of the Registrant’s Common Stock, $.001 par value, were outstanding as of September 6, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement which will be filed with the Commission pursuant to Section 14(a) in connection with the 2002 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Report.

AVANEX CORPORATION

FORM 10-K

Year Ended June 30, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward-looking statements include, but are not limited to, statements contained in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Item 1. Factors That May Affect Future Results”. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1.     Business

Overview

We are a global provider of cost-effective, high-performance photonic processing solutions that enable optical communications networks to achieve next-generation performance.

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

Fundamentally, photonic processing technologies increase the speed and capacity of fiber optic networks. More specifically, they directly increase the number of wavelengths of light that can travel on optical networks, and they extend the distance an optical signal can travel without electrical regeneration, a process which adds expense and complexity to network transmission systems. Unlike optical system components, our photonic processing solutions perform optical signal processing and influence systems architecture. Our photonic processor solutions are micro-optics-based devices, modules or sub-systems with built-in optical processing algorithms.

We are currently providing photonic processing solutions in six product families: PowerFilter wavelength separators, PowerMux wavelength channel processors, PowerExchanger optical add/drop processors, PowerExpress amplification processors, PowerEqualizer dynamic gain equalizers and PowerShaper dispersion management processors.

The PowerFilter was our initial product and provided the majority of our early revenue. Shipments of our PowerMux product family, which often incorporates our PowerFilter and adds functionality, began in March 2000 and is now one of our primary sources of revenue. The PowerExchanger family has become another one of our primary sources of revenue and continues to gain market acceptance. In addition, we have enjoyed continued acceptance of our PowerShaper and PowerExpress solutions. New photonic processing solutions under development include the PowerMux NxG next generation interleaver, PowerRouter reconfigurable equalizing wavelength router and PowerBlocker equalizing wavelength blocker.

During the fiscal year ended June 30, 2002, major customers for our photonic processors included Alcatel Optronics, Cisco Systems, Inc., Fujitsu Ltd., Nortel Networks Corporation, Sorrento Networks Corp., Marconi Communications Ltd. and WorldCom, Inc. We experienced a significant decline in revenue during the past fiscal year, with revenue in fiscal 2002 equaling $34 million, compared with $131 million in fiscal 2001. This decline was largely due to a significant reduction in capital spending within the telecommunications industry during the last fiscal year.

We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Mitsubishi Corporation, Wave Precision, Inc., REO, Inc., VLOC, Inc., Browave Corporation, and Agilent Technologies Inc. These key components include filters, lenses, specialty glass, and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders.

We also currently outsource the production of certain limited subcomponents to two third-party contract manufacturers based in China. It is the company’s intent to use outsourced manufacturing to an increasing degree with commercial volume products, while retaining key integration processes, prototype development and pilot run operations in our Fremont and Richardson facilities.

We were incorporated in October 1997 as a California corporation, and in January 2000, were reincorporated as a Delaware corporation. We are headquartered in Fremont, California. In addition to our facilities in Fremont, we also maintain a dedicated facility, The Photonics Center, in Richardson, Texas for customer-oriented optical network design, network modeling, network testing, and application engineering. Additionally, we maintain in Hudson, Massachusetts, the Hudson Development Center, which specializes in the design and production of holographic diffraction gratings and related technology for use in our product offerings.

Avanex and the Avanex logo are registered trademarks of Avanex Corporation. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and other companies.

Recent Developments

On March 18, 2002, Avanex and Oplink Communications, Inc. entered into an Agreement and Plan of Reorganization pursuant to which Avanex intended to acquire all of the outstanding capital stock of Oplink (the “Merger”). The Merger was subject to approval by the stockholders of Oplink and Avanex. While the stockholders of Avanex approved the issuance of Avanex common stock in connection with the Merger, the stockholders of Oplink failed to approve the Merger on August 15, 2002.

In the first quarter of fiscal 2003, we announced a restructuring program to reduce our operating expenditures and reduce our employee headcount over the next three quarters. The restructuring will result in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing, primarily in China.

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

A reinvention of the global communications infrastructure is underway. Responding to growing bandwidth demand and a desire to decrease system costs, service providers are deploying new or upgraded networks. In addition to advances in switching technology that overcome the limitations of circuit-switched networks, service providers are upgrading the transport medium from copper-based electrical transmission to fiber-based optical transmission. Because of its inherent superiority in capacity, signal quality, and transmission speed, optical transmission has become the preferred medium of voice, video and data communication.

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

Meeting the demand for bandwidth by deploying additional fiber optic cable is both costly and complicated. When deployed in metropolitan areas, especially, the cost associated with laying underground cable and purchasing rights of way increase significantly. Therefore, additional enhancements to the communications infrastructure have been developed, including dense wavelength division multiplexing, or DWDM, to greatly increase the capacity of the existing fiber optic infrastructure. DWDM obviates the need to deploy additional fiber optic cable. It allows numerous light signals, or wavelength channels, to travel down a single optical fiber as a composite optical signal.

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

Market Conditions

During the last fiscal year, the demand for optical transport systems and related devices has declined significantly. In previous periods, service providers purchased optical transport systems and related devices in anticipation of an extremely rapid increase in demand for bandwidth. While bandwidth demand continues to increase, as evidenced by growing demand for cable modems, digital subscriber line installations, and increasing Internet usage, it has grown at a far slower pace than previously anticipated. As a result, service providers acquired excess inventories of optical systems and devices that now create a barrier to new sales opportunities.

This situation has created challenges for vendors in the optical communications industry. Due to decreased unit shipments and the resulting competition for fewer opportunities, average selling prices have declined. In order to support their preferred suppliers, buyers have begun to consolidate their supply chain. These changes, coupled with the increasing difficulty of supporting operating costs, have led to increased consolidation throughout the industry. Fewer companies now compete for a significantly smaller market.

Technological challenges of the transition to an all-optical network

The advent of all-optical networks is widely believed to be the solution to enable the efficient and cost-effective transmission of voice, data and video content. In order to optimize their investments in the existing fiber optic infrastructure, service providers require a low-cost solution that allows a large number of wavelength channels carrying data to travel simultaneously over the same optical fiber. By spacing optical channels closer together and thereby utilizing a greater portion of the available bandwidth for data transmission, communications service providers can increase the efficiency of their optical networks by placing a greater number of wavelength channels into a single optical fiber. An efficient and effective all-optical network requires the following:

•	solutions that integrate effectively with existing deployments;

•	bandwidth that is virtually unlimited, with clear transmission of signals across long distances;

•	the ability to flexibly and economically pick-up or drop-off specific messages along a network route.

The Necessity of Optical-to-Electrical Conversion. A significant technological limitation of the current optical transmission system is the pervasiveness of the process known as optical-electrical conversion, more commonly referred to as opto-electrical conversion. Opto-electrical conversion is the conversion of the incoming optical signal into an electrical signal and back into an outgoing optical signal. This conversion is required in order to regenerate the signal to overcome the limitations due to chromatic dispersion and attenuation and in order to drop data from or add data to the composite optical signal.

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

Cost challenges of the transition to an all-optical network

The cost of developing optical technology and products is high because of the youth of the technology and its related industry. Because of the emerging nature of the industry, manufacturing yields are low, which also results in additional costs.

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

We believe that these challenges create a market opportunity for long-term growth for developers of fiber-optic solutions.

The Avanex Solution

We design, manufacture and market optical communications solutions based on our photonic processing technologies. Our photonic processors are designed to deliver the “Wavelengths in Abundance” required to overcome limitations in today’s network architectures and to improve the networks’ speed, carrying capacity and efficiency. Our photonic processors also are designed for scalability, reduced complexity and lower cost as compared with current alternatives, and feature miniaturized packaging to save valuable central office space.

Our solutions bring photonic processing capabilities to the transport layer of the network and significantly reduce the need for opto-electrical conversion. Unlike existing component technologies, our photonic processors perform optical signal processing, or change the signal according to predetermined algorithms. We believe our photonic processors enable service providers and optical systems manufacturers to cost-effectively maximize the capacity of optical networks.

Our solutions provide the following key benefits:

Optimize Optical Network Performance. Our photonic processors are designed to maximize the capacity of optical fiber and the efficiency and reliability of optical transmission. Our photonic processors are designed to significantly increase the number of data-carrying fiber-optic wavelengths by employing smaller spacing between wavelength channels. They also are designed to enable the highest manageable bit rates available. Avanex photonic processors also enable variable chromatic dispersion compensation, which minimizes fiber optic transmission errors and directly increases the distance an optical signal can travel before requiring electrical regeneration.

Provide a Flexible and Scalable Solution. Applying our expertise in networking design, we have developed solutions that are flexible, modular and designed to be easily deployed into existing and future networks. Our solution is scalable because our photonic processors are designed to enable easy upgrading of an optical system to a higher number of channels. Our photonic processors provide functionality that accommodates existing protocols, including synchronous optical networks, or SONET, Internet protocol, or IP, and asynchronous transfer mode, or ATM. Our photonic processors are designed to meet the demands placed on today’s network.

Provide a Cost-Effective Optical Transport Solution. Our solutions are designed to enable the transition to the next-generation, all-optical network without the large capital investments or complex system design challenges typically encountered in network deployment. Because we offer micro-optic packaging, or miniaturization and integration, that is, the combination of multiple optical components in a single package, our customers can use our products to optimize the utilization of limited networking equipment space. Our photonic processors also reduce the need for expensive opto-electrical conversion at numerous points along the transmission path. In addition, our products are designed to be used within the existing communications infrastructure as well as in the next-generation, all-optical network, which protects existing infrastructure investments and facilitates network development efforts.

Facilitate the Deployment of Next-Generation Services and Applications. Our solutions bring processing capabilities to the transport layer of the network. We believe these capabilities will enable our customers to offer a new set of services and applications, including video-on-demand, voice over Internet, virtual private network, e-commerce, and remote online education. These new offerings could provide our customers with potential new revenue streams and opportunities for further competitive differentiation.

Technologies

Our optical technology platforms are used in products designed to cost-effectively increase the efficiency, speed, and transmission distance of metropolitan and long haul optical networks. Our products incorporate several core optical technologies that we believe will enable the next-generation optical networks. These include:

Integrated/Tuned Dielectric Filter Technology. Integrated/tuned dielectric filter technology is the key enabler of our PowerFilter Channel Separators, PowerMux Wavelength Channel Processors, and PowerExchanger Optical Add/Drop Processors. This technology allows certain wavelength channels, or optical signals, to pass through certain respective filters while other optical signals are reflected. These filters are used in DWDM systems to separate, or demultiplex, incoming optical signals and combine, or multiplex, outgoing optical signals. During manufacturing, these filters can be adjusted to different frequencies, which increases yields and reduces the number of types of filters needed in a DWDM system, which reduces the costs associated with maintaining inventory. In addition, our PowerFilter products are configured so that individual channels do not have to pass through multiple filters within a DWDM system thus keeping signal loss to a minimum.

Spectral Segmentation Technology. Traditional DWDM technology multiplexes and demultiplexes wavelength channels individually. Our proprietary spectral segmentation solutions enable the multiplexing and demultiplexing of wavelength channels in groups. This allows for more efficient and flexible packaging and less degradation of the optical signal because of the reduced number of cascaded subcomponents in the DWDM system. Our PowerMux and PowerExchanger products incorporate this technology in the dense multiplexing, demultiplexing, and add/drop processing of wavelength channels in a DWDM system.

Virtually Imaged Phased Array (VIPA) Technology. Chromatic dispersion deteriorates the quality of signals in optical networks. The farther the signal travels, the more it is distorted. Dispersion typically limits high bit-rate optical signal transmission such as 10 Gigabit to about 100 kilometers. Our VIPA technology, utilized in our PowerShaper product line and based upon patents held by Avanex and Fujitsu, corrects for chromatic dispersion. Our technology allows one single product to function across multiple wavelength channels and to be dynamically tuned, functionality necessary for very high bit-rate systems, to compensate for chromatic dispersion. The VIPA technology incorporated in our PowerShaper Dispersion Management Processors can extend optical transmission distance while avoiding costly electrical regeneration of the signal.

Cascaded Etalon Technology. Our cascaded etalon technology expands our PowerShaper product line into fixed, broadband chromatic dispersion management. This technology is a filter dispersion synthesizer (FDS) approach where the dispersion of multiple, individual cavities each contribute to the synthesized dispersion response. This product features lower loss, smaller form factor and no nonlinear effects making it an ideal replacement for fiber based dispersion management solutions in metro and long-haul applications.

Asymmetric Nonlinear Interferometer Technology. Asymmetric nonlinear interferometer technology enables our photonic processors to multiplex virtually any number of channels, at any channel spacing and at any bit rate. Frequency/phase nonlinearity also enables “square-shaped” passbands that produce a crisp, clear optical signal with low insertion loss and high channel isolation. We are also in the process of introducing a next generation implementation of this technology for use in the PowerMux NxG Channel Processor line. This version will offer increased performance as well as a smaller device footprint.

Micro-Optic Array Router Technology. The micro-optic array router technology incorporated in our PowerMux NxG Channel Processors is designed to significantly reduce cost per channel of DWDM, making it practical for metropolitan networks requiring high channel counts. In combination with our Asymmetric Nonlinear Interferometer technology, array routing enables the transmission of multiple channels at low costs and enables high-speed signal processing. Array technology also enhances manufacturability.

Electro-strictive, Electro-optic, and Magneto-optic Technologies. Combined with Avanex’s Integrated/Tuned Dielectric Filter and Spectral Segmentation technologies, these technologies form the basis of two new functions within the PowerExchanger Optical Add/Drop Processor line. The first function is power balancing optical signals as they are added to a composite signal, and the second function is reconfigurability. Power balancing is critical to maintaining optimal performance of the amplifiers in an optical system and reconfigurability enables carriers to dynamically allocate bandwidth in their networks.

Liquid Crystal Technology. Combined with micro-optic array router technology, liquid crystal technology enables optimization of network performance through the enabling of dynamic reconfigurability and wavelength selectivity, which is utilized in the PowerEqualizer, PowerBlocker and PowerRouter products. Reconfigurable, selective solutions allow networks to be flexibly managed and enable the management of individual wavelengths.

Product Development

Our team of engineers and prototype production operators has significant experience in optics, data networking and communications. We believe our engineering team possesses expertise in the areas of optics, micro-optic design, network system design and system-level software design. We also have application engineers who provide our customers with assistance on the evolution of their networks as it relates to the deployment of our products. These engineers help in defining the features that are required for our products to be successful in specific applications. Our product development efforts focus on enhancing our first generation of photonic processors, developing additional optical network products and continuing to develop next-generation technology to support the growth in network bandwidth requirements.

As of June 30, 2002, we had 120 people in our product development group, including research and product management employees, and 29 pilot line operations personnel in Fremont, California. We have made, and will continue to make, a substantial investment in research and development. Our research and development expenses totaled $15.6 million for the fiscal year ended June 30, 2000, $37.9 million for the fiscal year ended June 30, 2001, and $24.1 million for the fiscal year ended June 30, 2002.

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

PowerFilter. The PowerFilter product family is designed to improve overall performance and reduce the costs of thin-film dielectric filter-based WDM multiplexers. The PowerFilter’s unique integrated device configuration enables low insertion loss and high isolation which improves overall system performance and higher spectral utilization. In addition, PowerFilter’s modular design enables system scalability and ease of migration to higher channel counts. It is in production and shipping to customers.

PowerMux. The PowerMux product family is a next-generation wavelength division multiplexer that enables optical networks to meet escalating bandwidth demands. The PowerMux is ideal for systems requiring high channel counts and scalability. The PowerMux is capable of processing virtually any number of optical signals at any channel spacing, at any bit rate. PowerMux’s modular design enables system scalability and ease of migration to higher channel modules. It is in production and shipping to customers.

PowerShaper. PowerShaper is a broadband chromatic dispersion compensation and slope compensation processor which is specifically designed to correct the inherent bandwidth and distance limitations in optical transmission systems resulting from chromatic dispersion and slope. Chromatic dispersion refers to variations in the speeds of different wavelengths of light transmitted over optical fiber. Chromatic dispersion limits the distance of optical transmission without signal regeneration. The PowerShaper is designed to restore the integrity of the light signals, allowing signals to travel longer distances without electrical regeneration. The PowerShaper family can act as a fixed or variable dispersion compensator, which will permit system providers to optimize their network for improved network performance. The PowerShaper utilizes the VIPA technology for tunable dispersion management products and the cascaded etalon technology for fixed dispersion management products. It is in production and shipping to customers.

PowerExchanger. The PowerExchanger family of optical add/drop processors allows channels to be added to or dropped from a fiber optic network. The PowerExchanger utilizes a combination of our PowerMux and PowerFilter products combined with our proprietary Electro-strictive, Electro-optic and Magneto-optic technologies that enable signal redirection in real time. Because this redirection happens in the optical domain, signal quality and integrity is maintained throughout the transmission. A “smart” PowerExchanger, with built in power attenuation, is also available. It is in production and shipping to customers.

PowerExpress Metro Amplifier. The PowerExpress Metro Amplifier allows a user to add and drop wavelengths in service without reconfiguring units. It supports bi-directional (16x16) transmission at the highest bit rate in the metro market (OC-192). It is in production and shipping to customers.

PowerEqualizer Dynamic Gain Equalizer. The PowerEqualizer is specifically designed to enable high-resolution dynamic equalization. It enables longer transmission spans in long-haul applications and reduces the need for costly optical-electrical conversions. It is also an enabler for dynamic optical add/drop applications. It is in production and shipping to customers.

PowerRouter Reconfigurable Equalizing Wavelength Router. The PowerRouter Reconfigurable Equalizing Wavelength Router allows a user, via real-time remote control, to add and drop any combination of wavelengths while dynamically equalizing power levels across the spectrum. It is in beta testing.

PowerBlocker Reconfigurable Wavelength Blocker. The PowerBlocker Reconfigurable Wavelength Blocker combined dynamic channel equalization with blocking capability. Dynamic channel equalization improves network performance by ensuring that all channels are at the same power level. Blocking allows users to selectively terminate unwanted channels. It is in beta testing.

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

Our marketing efforts are centered on demonstration of and education about our products’ performance at trade shows and The Photonics Center, continued publicity through paid advertising and direct mail and Internet-based communication and promotion. We sell and market our products through a combination of direct sales and international distributors and representatives.

As of June 30, 2002, our direct sales organization consisted of six sales account managers in the United States. We focus our direct sales efforts on service providers and optical systems manufacturers. The direct sales account managers cover the market on an assigned-account basis and work as a team with account-oriented systems engineers.

In order to further our international sales objectives, we have established relationships with two distributors in Japan and one distributor in Israel. Additionally, we have relationships with two supplier manufacturer representatives, one in Mexico and one in Italy. These distributors and representatives have expertise in distributing complex telecommunications equipment in their markets and provide basic support required by our international customers. We believe that support services are essential to the successful installation and ongoing support of our products. We deliver these services directly to major customers and indirectly through our international distributors and representatives.

During fiscal 2002, Cisco Systems, Fujitsu, Nortel Networks, and WorldCom each accounted for at least 10% of our net revenue, and combined accounted for 79% of our fiscal 2002 net revenue. During fiscal 2001, Fujitsu, Nortel, and WorldCom each accounted for at least 10% of our net revenue, and all three combined accounted for 77% of fiscal 2001 revenue. This compared to fiscal 2000, in which WorldCom was our only 10% customer and accounted for 92% of fiscal 2000 revenue. WorldCom has experienced significant business and financial difficulties. While we do not expect WorldCom to be a significant customer in future periods and do not expect the recent business and financial difficulties of WorldCom to have a significant impact on our business or financial condition, the business and financial difficulties of WorldCom could result in the loss of a future customer for our products.

As of June 30, 2002, we had four people in customer service and support, located in our Fremont, California corporate headquarters.

The Photonics Center

To help market our technology and product performance and enable our pull-push marketing strategy, we have established The Photonics Center in Richardson, Texas, which is a leading-edge customer testing, demonstration and training facility that enables deployment of our products in a simulated network. As a result, we benefit from immediate feedback from our current and potential customers about our photonic processors.

The Photonics Center also provides testing capabilities for the development of products and prototypes. In addition, we believe that The Photonics Center shortens our products’ evaluation cycle with potential customers because they receive initial evaluation information on our products before these products are shipped to the customer location for full testing and evaluation. This initial information gives the potential customer a better understanding of the product before delivery to their location, which we believe gives us an advantage in the sales process.

Competition

The markets we are targeting, specifically the optical communications transport markets, are new and rapidly evolving. We expect these markets to continue to be highly competitive in the future. We design, develop and market photonic processor components, modules and sub-systems. Companies with other technologies present increasing competition for us in the markets we serve. Further, we expect that even more companies will expand into our market in the future, introduce competitive products, and increase the overall competitive environment.

We are one of the world’s leading providers of passive and dynamic optical components, modules, and subsystems. We differentiate ourselves from our competitors by offering higher levels of customer value through cost-effective collaborative system design, technology innovation, superior optical/mechanical performance, and higher-orders of integration and customization.

We face indirect competition from public and private companies providing products that address the same optical network problems that our products address. Additionally, the development of alternative solutions to optical transmission problems by these and other competitors, particularly systems companies who also manufacture components, could significantly limit our growth.

We believe that our principal competitors in the optical systems and component industry include Agere Systems, Alcatel Optronics, Bookham Technology, Chorum Technologies, Corning, DiCon Fiberoptics, Finisar, Fujitsu, JDS Uniphase, Oplink Communications, and Wavesplitter Technologies. We may also face competition from companies that may expand into our industry in the future and may introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us.

Manufacturing

We currently perform optical sub-assembly, and final integration, and ship the majority of our products from our Fremont, California facility. Our in-house manufacturing capabilities include product design, optical assembly, optical, mechanical, and electronic integration of final products, and thorough testing of all final components, sub-assemblies and products.

The manufacturing of photonic processors requires the use of a highly skilled workforce performing critical functions such as optical assembly, optical alignment, soldering, component integration and testing. During fiscal 2002, we continued to focus our resources in training and maintaining the quality of our workforce, and we invested in a variety of automation initiatives focusing on improving cycle time, data collection, and production yields. In order to lower our labor costs, expand our capacity and increase our flexibility in manufacturing, during fiscal 2001 we began working with two contract manufacturers in China to manufacture and sub-assemble select components and devices for us. Although we are aggressively pursuing our manufacturing strategy to outsource many of our high volume key components and subassemblies, it is clear that outsourced manufacturing requires considerable attention of management and is expensive. As a result, to date we still retain the expertise, and much of the capacity, to manage any interruption in supply from these foreign sources. In the future, we plan to manufacture increasingly greater proportions of our products overseas.

The downturn in the fiber optics market has greatly increased available capacity at our suppliers and in many cases has reduced lead times. However, we currently purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Mitsubishi, Wave Precision, REO, VLOC, Browave and Agilent Technologies. These key components include filters, lenses, specialty glass, and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders.

Quality

Our quality policy reinforces a commitment to deliver industry-leading products, on time, that meet or exceed customer expectations. This policy is based on the mission and values of Avanex as a leading supplier to the industry, and is implemented and communicated throughout the organization, beginning with senior management. We have established a quality assurance system to continuously improve our ability to ensure that our customers’ requirements are consistently met, in compliance with the International Standard ISO 9001: 1994 as certified by Det Norske Veritas (DNV), a leading international registrar to the ISO standards.

Our quality assurance system also covers product reliability, assuring functional performance throughout and beyond the expected useful life of the product. Our product reliability policy forms a framework for product design and development which is based on national and international standards for qualification, safety, compatibility, reliability, ruggedness and regulatory compliance.

Our quality assurance system extends to include suppliers and partners throughout the value chain of the manufacturing and order fulfillment process. Our supplier quality system assures materials and product quality through stringent supplier and product qualification. We also maintain strict internal quality control processes and procedures, including incoming material inspection, in-process testing and outgoing quality assurance.

Patents and Intellectual Property

Our success and ability to compete depend substantially upon our internally developed technology. As of June 30, 2002, we had 130 patents issued or applied for in the U.S., of which 15 are jointly filed with Fujitsu, and of which six have been assigned to us as a result of our acquisitions. Further, as of the same date, we had 31 patents issued or applied for outside of the U.S., of which three are jointly filed with Fujitsu and of which three have been assigned to us because of our acquisitions.

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

Employees

As of June 30, 2002, we employed 433 people, including 235 in manufacturing including our pilot line operations, 120 in engineering, research and development, 26 in quality, 21 in sales and marketing, and 31 in general and administrative capacities.

In response to the substantial on-going reductions in capital spending by carriers and system integrators in the telecommunications industry, and in concert with our stated strategy to increase the amount of outsourced manufacturing we use, we reduced our workforce in the first quarter of fiscal 2003. As of September 15, 2002, we employed 292 people, including 139 in manufacturing (including our pilot line operations), 95 in engineering, research and development, 17 in quality, 16 in sales and marketing, and 25 in general and administrative capacities.

None of our employees is represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

Market conditions in the telecommunications industry may significantly harm our financial position.

We sell our products primarily to a few large customers in the telecommunications industry for use in infrastructure projects. There has recently been a significant reduction in spending for infrastructure projects in the telecommunications industry. In addition, certain large telecommunications companies who were customers or potential customers of our products, such as WorldCom, have recently suffered severe business setbacks and face uncertain futures. In addition, there is currently a perceived oversupply of communications bandwidth. This oversupply coupled with the current economic downturn may lead to continued reductions in infrastructure spending, and our customers may continue to cancel, defer or significantly reduce their orders for our products. Reduced infrastructure spending could also lead to increased price competition. If our customers and potential customers continue to reduce their infrastructure spending, we may fall far short of our revenue expectations for future quarters or the fiscal year. In addition, customers in the communications industry tend to order large quantities of products on an irregular basis. This means that customers who account for a significant portion of our net revenue in one quarter may not place any orders in the following quarter. These ordering patterns can result in significant quarterly fluctuations in our operating results.

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have never been profitable. As of June 30, 2002, we had an accumulated deficit of $284 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended June 30, 2002, we had negative operating cash flow and in future quarters we may continue to incur negative operating cash flow. We have experienced operating losses in each quarterly and annual period since inception.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include, without limitation, the following:

•
The current economic downturn and other recent events in the telecommunications industry, including severe business setbacks at large customers or potential customers and a current perceived oversupply of communications bandwidth;

•	Our ability to control expenses, particularly in light of the current economic downturn;

•
Fluctuations in demand for and sales of our products, which will depend on, among other things, the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace and the general level of equipment spending in the telecommunications industry;

•	Cancellations of orders and shipment rescheduling;

•	Changes in product specifications required by customers for existing and future products;

•	Satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	Our ability to maintain appropriate manufacturing capacity, and in particular limit excess capacity, commensurate with the volatile demand levels for our products;

•	Our ability to manage outsourced manufacturing, in which we have no previous experience;

•	The ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products, in the quantity and of the quality we require;

•	The mix of our products sold;

•	The practice of companies in the communications industry to sporadically place large orders with short lead times;

•
Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including some competitors with substantially greater resources than we have and pricing pressures;

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

Our customer base is limited and highly concentrated. Four customers, Cisco Systems, Fujitsu, Nortel Networks and WorldCom, accounted for an aggregate of 79% of our net revenue in the fiscal year ended June 30,

2002. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. For example, WorldCom accounted for approximately 16% of net revenue for the year ended June 30, 2002. WorldCom has experienced significant business and financial difficulties. While we do not expect WorldCom to be a significant customer in future periods and do not expect the recent business and financial difficulties of WorldCom to have a significant impact on our business or financial condition, the business and financial difficulties of WorldCom could result in the loss of a future customer for our products. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

We have a limited operating history, which makes it difficult to evaluate our prospects.

We are an early-stage company in the emerging photonic processor industry. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our industry and affect our business. The revenue and income potential of the photonic processor industry, and our business in particular, are unproven. We began shipping our PowerFilter products to customers for evaluation in April 1999 and our PowerMux products for evaluation in the quarter ended December 31, 1999. Volume shipments of PowerFilter did not commence until the quarter ended September 30, 1999 while volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerExpress product for beta testing purposes in the quarter ended December 31, 2000, and commenced commercial shipments in the quarter ended June 30, 2001. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are an early stage company in a new and rapidly evolving industry.

Our customers are not obligated to buy significant amounts of our products and may cancel or defer purchases on short notice.

Our customers typically purchase our products under individual purchase orders and may cancel, defer or decrease purchases on short notice without significant penalty. While we have executed long-term contracts with three of our customers and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate the customers to buy significant amounts of our products, and are subject to cancellation with little or no advance notice and little or no penalty. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. A cancellation or delay of such an order may therefore cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may significantly harm us, particularly if they are not anticipated.

Our inability to introduce, or the failure of our customers to adopt, new products and product enhancements could prevent us from increasing revenue.

We currently offer six products, PowerFilter, PowerMux, PowerExchanger, PowerExpress, PowerShaper and PowerEqualizer. The declines in demand for our PowerFilter and PowerMux products have resulted in the significant decrease in revenues during fiscal 2002. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow and may decline, and our business will be seriously harmed. The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerFilter, PowerMux, PowerShaper, PowerExpress, PowerExchanger and PowerEqualizer or our other future products to achieve market acceptance could significantly harm our business.

We expect competition to increase.

We believe that our principal competitors in the optical systems and component industry include Agere Systems, Alcatel Optronics, Bookham Technology, Chorum Technologies, Corning, DiCon Fiberoptics, Finisar, Fujitsu, JDS Uniphase, Oplink Communications, and Wavesplitter Technologies. We may also face competition from companies that may expand into our industry in the future and may introduce additional competitive products. Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have larger market capitalizations or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Many of our competitors and potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings.

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

We used a rolling six-month forecast for the first nine months of fiscal 2002 and currently use a rolling three-month demand forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to our outsourced manufacturers. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our component and material requirements, we and our third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our component and material requirements, we could have excess inventory as well as over-capitalized manufacturing facilities. For example, the inventory write-offs taken in the years ended June 30, 2001 and June 30, 2002 are a result of our inability to forecast the sudden decrease in demand for our products. Cumulatively, we have recorded a $44.6 million inventory write-off. While this write-off is for inventory that is excess or obsolete and not expected to be used based on our current sales forecast, there may be instances where we, due to unforeseen future demand, may utilize this excess inventory. We also may experience shortages of components and materials from time to time, which could delay the manufacturing of our products and could cause us to lose orders or customers.

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

Our dependence on independent manufacturers may result in product delivery delays and may harm our operations.

We rely on a small number of outsourced manufacturers to manufacture our subcomponents. We intend to strengthen our relationship with outsourced manufacturers so that they will eventually manufacture a substantial portion of our subcomponents, and possibly our products, in the future. The qualification of these outsourced manufacturers is an expensive and time-consuming process. Our outsourced manufacturers have a limited history of manufacturing optical subcomponents and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these outsourced manufacturers could impede our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers. In addition, the products and subcomponents that these outsourced manufacturers build for us may be insufficient in quality or in quantity to meet our needs. The inability of our outsourced manufacturers to provide us with adequate supplies of high-quality products and subcomponents could cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and could seriously harm our business. We do not have contracts in place with many of these manufacturers and we have very limited experience in working with third party manufacturers. As a result, we may not be able to effectively manage our relationships with these manufacturers. If we cannot effectively manage our relationship with these manufacturers or if they fail to deliver components in a timely manner, we could experience significant delays in product shipping, which could have an adverse effect on our business and results of operations.

If we fail to effectively manage our financial and managerial controls, reporting systems and procedures, our business may not succeed.

The rapid growth, and subsequent decline, in our business, combined with the challenges of managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. Our revenues have changed from $40.7 million in the fiscal year ended June 30, 2000 to $131.2 million in the fiscal year ended June 30, 2001, to $33.7 million in the fiscal year ended June 30, 2002. We had 738 employees as of June 30, 2000, 744 employees as of June 30, 2001 and 433 employees as of June 30, 2002. In September 2002, we had reductions-in-force which reduced our headcount by approximately 140 employees. We currently operate facilities in Fremont, California, Richardson, Texas and Hudson, Massachusetts. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

If we do not reduce costs, introduce new products or increase sales volume, our gross margin will decline.

Over our short operating history, the average selling prices of our products have decreased over time and we expect this trend to continue and potentially accelerate. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or increase our gross margin, we must develop and introduce new products and product enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume or introduce new products to maintain or increase our revenue. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations.

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

We may be required to indemnify our customers against certain liabilities arising from defects in our products. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative effect on our results of operations. However, we cannot be certain that product defects will not have a material negative effect on our results of operations in the future. A material product liability claim may have significant consequences on our ability to compete effectively and generate positive cash flow and may seriously harm our business, financial condition and results of operations.

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

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for any specific term and these personnel may terminate their employment at any time. For example, Xiaofan Cao, our former Senior Vice President of Business Development and Chief Technology Officer, resigned as a director, officer and employee of Avanex effective as of June 30, 2002. In addition, we do not have “key person” life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

While we are likely to expand our international operations, we face risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

We are likely to expand our international operations in the future, including expansion of overseas product manufacturing. Further, we intend to increase our international sales and the number of our international customers. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to establish or maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally. In addition, international operations are subject to inherent risks, including, without limitation, the following:

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties inherent in managing remote foreign operations;

•	Difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	Import or export licensing and product certification requirements;

•	Tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	Potential adverse tax consequences;

•	Seasonal reductions in business activity in some parts of the world;

•	Burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property, license requirements, environmental requirements, and homologation;

•	The impact of recessions in economies outside of the United States;

•	Unexpected changes in regulatory or certification requirements for optical systems or networks;

•	Reduced protection for intellectual property rights in some countries, including China, where some of our subcomponents and products will be manufactured; and

•	Political and economic instability, terrorism and war.

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

We purchase several key components used in our products and equipment from single or limited sources of supply, including Nippon Sheet Glass, Mitsubishi, Wave Precision, REO, VLOC, Browave and Agilent Technologies. These key components include filters, lenses, specialty glass and test and measurement equipment. We have no guaranteed supply arrangements with any of these suppliers, and we typically purchase our components and equipment through purchase orders. We have experienced shortages and delays in obtaining components and equipment in the past, which adversely impacted delivery of our products, and we may fail to obtain these components and equipment in a timely manner in the future. Any interruption or delay in the supply of any of these components or equipment, or the inability to obtain these components or equipment from alternate sources at acceptable prices, at acceptable quality and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. Our inability to obtain supplies and materials in sufficient quality or quantity will seriously harm the yield and production of our products and could seriously harm our business.

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

We handle small amounts of hazardous materials as part of our manufacturing activities. Although we believe that we have complied to date with all applicable environmental regulations in connection with our operations, we may incur environmental remediation costs to comply with current or future environmental laws. We introduced our PowerExpress product, which is currently in commercial deployment, during the quarter ended March 31, 2001. Our PowerExpress product is the first product offered by us that incorporates firmware and electronic components. In the future, we plan to introduce more products which will incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components requires that we comply with additional regulations, both domestically and abroad, related to power consumption, electrical emissions and homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

As our competitors consolidate, they may offer products or pricing which we cannot compete with, which could cause our revenues to decline.

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

Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality assurance system. Customers may require that we be registered and maintain registration under international quality standards, such as ISO 9001. We successfully passed the ISO 9001 registration audit and received formal registration of our quality assurance system in August 2000 and passed the review in August 2001. Delays in product qualification or losing ISO 9001 registration by us may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

Our lengthy and variable qualification and sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which may cause us to have excess manufacturing capacity or inventory and negatively impact our operating results.

Customers typically expend significant efforts in evaluating and qualifying our products and manufacturing processes. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to nine months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, if we are required to add additional manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. Our long sales cycles, as well as the practice of companies in the communications industry to sporadically place large orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

We will lose significant sales and may not be successful if our customers do not qualify our products to be designed into their products and systems.

In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier’s product or component, these potential customers design the product into their system, which is known as a “design-in” win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until at least the adoption of a future redesigned system at the earliest. Even then, many companies may be reluctant to design entirely new products into their new systems, as it could involve significant additional redesign efforts. If we fail to achieve design-in wins in potential customer’s qualification process, we may lose the opportunity for significant sales to such customers for a lengthy period of time.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000 and is likely to remain volatile in the future. In addition, the trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including without limitation, the following:

•	Quarterly variations in our operating results;

•	Upheaval amongst telecommunications companies;

•	Changes in financial estimates by securities analysts;

•	Changes in market valuations or financial results of telecommunications-related companies;

•	Announcements by us or our competitors of technology innovations, new products or of significant acquisitions, strategic partnerships or joint ventures;

•	Any deviation from projected growth rates in revenues;

•	Any loss by us of a major customer or a major customer order;

•	Additions or departures of key management or engineering personnel;

•	Any deviations in our net revenues or in losses from levels expected by securities analysts;

•	Activities of short sellers and risk arbitrageurs;

•	Future sales of our common stock; and

•	Volume fluctuations, which are particularly common among highly volatile securities of telecommunications-related companies.

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

In August 2001, two putative class action lawsuits were filed against us, certain officers and directors, and the underwriters of our initial public offering. The lawsuits allege that the underwriters received excessive commissions and manipulated our stock price after the initial public offering. In addition, on May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceipt by fraud and deceipt by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than $41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. While we believe we have meritorious defenses and will vigorously defend ourselves against these charges, an unfavorable result to this litigation could be costly to us. Securities litigation may result in substantial costs and may divert managements’ attention and resources, which may seriously harm our business, financial condition, results of operations or cash flows.

If we are unable to protect our proprietary technology, this technology could be misappropriated, which would make it difficult to compete in our industry.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2002, we had 130 patents issued or applied for in the U.S., of which 15 are jointly filed with Fujitsu and of which six have been assigned to us as a result of our acquisitions. Further, as of the same date, we had 31 patents issued or applied for outside of the U.S., of which three are jointly filed with Fujitsu and of which three have been assigned to us as a result of our acquisitions. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property has trade secrets implications, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

If necessary licenses of third-party technology become unavailable to us or become very expensive, we may become unable to develop new products and product enhancements, which would prevent us from operating our current business.

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could prevent us from operating our business. We license technology from Fujitsu related to its proprietary virtually imaged phased array technology that is critical to our PowerShaper product. The license agreement expires, unless earlier terminated, when the latest issued patent covered by the agreement expires. Currently, the latest issued patent covered by the agreement will expire on October 10, 2017. The license agreement is also subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

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

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. and in November 2001, we acquired LambdaFlex, Inc. Acquisitions or investments could result in a number of financial consequences, including without limitation:

•	Potentially dilutive issuances of equity securities;

•	Reduced cash balances and related interest income;

•	Higher fixed expenses which require a higher level of revenues to maintain gross margins;

•	The incurrence of debt and contingent liabilities;

•	Amortization expenses related to goodwill and other intangible assets; and

•	Large one-time write-offs.

For example, as a result of our acquisitions of Holographix and LambdaFlex, we expect to record in the first quarter of fiscal 2003 a goodwill impairment charge for all of our goodwill of $37.5 million at July 1, 2002 in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”. See Note 1 to Consolidated Financial Statements. In addition, Avanex and Oplink Communications entered into an Agreement and Plan of Reorganization on March 18, 2002, pursuant to which Avanex intended to acquire all of the outstanding capital stock of Oplink. The Merger was subject to approval by the stockholders of Oplink and Avanex. While the stockholders of Avanex approved the issuance of Avanex common stock in connection with the Merger, the stockholders of Oplink failed to approve the Merger on August 15, 2002. As of June 30, 2002 we had $2.6 million in related acquisition costs included in other assets in the accompanying balance sheet, which will be expensed during the first quarter of fiscal 2003.

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

Certain provisions of our certificate of incorporation and bylaws and Delaware law could delay or prevent a change of control of us.

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

As of June 30, 2002, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 16% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

EXECUTIVE OFFICERS

Our executive officers as of September 1, 2002 are as follows:

Name	Age	Position
Walter Alessandrini	55	Chairman of the Board of Directors
Paul Engle	56	President and Chief Executive Officer and Director
Giovanni Barbarossa	41	Chief Technology Officer and Senior Vice President, Product Development
Jessy Chao	35	Vice President, Finance and Chief Financial Officer
Paul (Shi-Qi) Jiang	44	Senior Vice President, Manufacturing and Vendor Management
Charles (Xiaoping) Mao	43	Senior Vice President, Sales and Marketing
John Tyler	46	Vice President, Quality
Margaret Quinn	49	Vice President, Human Resources and Administration

Walter Alessandrini has served as one of our directors since March 1999, as Chairman of the Board of Directors since September 2000 and as Chairman of the Company from July 2001 to September 2002. He also served as our Chief Executive Officer from March 1999 through June 2001 and as our President from March 1999 until September 2000. Dr. Alessandrini was President and Chief Executive Officer of Pirelli Cables and Systems North America LLC, a manufacturer of cables and communications systems, from November 1996 to March 1999. Dr. Alessandrini received a doctorate degree in Mechanical Engineering from the University of Genoa, Italy.

Paul Engle has served as one of our directors since February 2001 and as our President and Chief Executive Officer since July 2001. Mr. Engle joined us in September 2000 as President and Chief Operating Officer. Prior to joining us, Mr. Engle was Vice President and General Manager of the Fiber Optic Communications Division of Agilent Technologies, a communications infrastructure company, from November 1999 to September 2000. Mr. Engle served as a general manager of fiber optic components at Hewlett-Packard Company, a provider of computing and imaging solutions, from 1993 to November 1999. Mr. Engle holds a degree in Physics and Mathematics from Pan American University and a M.B.A. from the University of Dallas.

Giovanni Barbarossa has served as our Chief Technology Officer and Senior Vice President, Product Development since May 2002. Dr. Barbarossa served as Vice President of Product Development from May 2001 to May 2002. Prior to being promoted to Vice President of Product Development, Dr. Barbarossa was director of Research and Development from February 2000 until May 2001. From 1999 to February 2000, Dr. Barbarossa served as a Project Manager in the Optical Networking Division of Agilent Technologies, a communications infrastructure company. Dr. Barbarossa was a Team Leader in Product Development, in the Optical Application Specific Integrated Circuits Department of Lucent Technologies, a developer and manufacturer of communications products, from 1995 until 1999. Dr. Barbarossa received his Ph.D. degree in Electronics Engineering from the University of Glasgow and a B.S. degree in Electrical Engineering from the University of Bari, Italy.

Jessy Chao, one of our co-founders, has served as our Vice President, Finance and Chief Financial Officer since October 1999. He was our Director of Finance and Business Operations from February 1998 to October 1999. Mr. Chao was the Accounting and Finance Manager for E-Tek Dynamics, Inc. (now JDS Uniphase), a producer of components and modules for fiber optic networks, from September 1992 to January 1998. Mr. Chao received a B.S. degree in Accounting from San Jose State University.

Paul (Shi-Qi) Jiang, one of our co-founders, has served as our Senior Vice President, Manufacturing and Vendor Management since October 2000 and as our Vice President, Manufacturing and Vendor Management from February 1998 until October 2000. Mr. Jiang was a Senior Manager at E-Tek Dynamics, Inc. (now JDS

Uniphase), a producer of components and modules for fiber optic networks, from January 1994 to January 1998. Mr. Jiang received a B.S. degree in Optics from University of La Verne.

Charles (Xiaoping) Mao has served as our Senior Vice President, Sales and Marketing since March 2001 and was our Vice President, Product Marketing and Applications Strategy from May 2000 until March 2001. Dr. Mao was our Senior Director of Applications Strategy from October 1999 to May 2000 and our Director of Systems Engineering from February 1999 to October 1999. From May 1995 to February 1999, Dr. Mao was a Senior Engineer for MCI WorldCom Corporation (now WorldCom), a communications service provider. Dr. Mao received his M.S. and Ph.D. degrees from Polytechnic University and a B.S.E.E. degree in Microwave Communications from Nanjing University of Posts and Telecommunications.

John Tyler has served as Vice President, Quality since October 2001. Mr. Tyler was Vice President, Quality Assurance at P-COM Inc., a supplier of wireless equipment for the telecommunications market, from April 2000 until October 2001. From January 1993 to April 2000 he was Director of Quality and Reliability at Cellnet Data Systems (now Schlumberger Sema), a network metering company. Mr. Tyler received his B.S. degree in Physics from Beloit College and an M.B.A. from the Leavey School of Business at Santa Clara University.

Margaret Quinn has served as our Vice President, Human Resources and Administration since October 1999. Ms. Quinn was a principal at HRMQ, a human resources consulting company, from January 1999 to October 1999. From August 1997 to January 1999, she was Director of International Customer Support at Nellcor Puritan Bennett Incorporated, a manufacturer of respiratory monitoring systems. Ms. Quinn served as a human resources consultant at Nellcor Puritan Bennett from October 1996 to August 1997. Prior to that, Ms. Quinn served as the Director of Human Resources for Cyrix Corporation, a manufacturer of microprocessors, from April 1992 to May 1996. Ms. Quinn received a B.A. degree in Spanish Literature from Mills College.

Item 2.     Properties

We occupy approximately 145,000 square feet of office, research and development and manufacturing space in Fremont, California. Building one, our corporate headquarters and research and development building, is 54,000 square feet. Building two, our manufacturing facility, is approximately 91,000 square feet. The terms of the leases, signed in 1999 and 2000, are 10 years.

We leased approximately 110,000 square feet of additional space in two buildings in Newark, California in December 2000. Building three is approximately 48,000 square feet. Building four is approximately 62,000 square feet. The terms of the leases are 10 years. Given the decline in capital spending in telecommunications, we intend to sub-lease these two buildings as soon as practicable.

We leased approximately 4,000 square feet of a building located in Pleasanton, California. This property came to the Company through an acquisition in November 2001. The lease expires in July 2003.

In addition to our facilities in California, we also lease space in Richardson, Texas and Hudson, Massachusetts. The Richardson facility is approximately 22,000 square feet. The Hudson facility is approximately 10,000 square feet. The leases expire in 2010 and 2003, respectively.

We believe that existing facilities are adequate for our needs. We are currently evaluating the most appropriate use of our existing space including the use of the current space for our existing operations and subleasing space to a third party.

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

E-Tek’s complaint alleges that we, through Ma Li and Edward Ning, have participated in illegal recruitment of E-Tek employees. Specifically and without limitation, E-Tek alleges that we worked through Edward Ning, who then worked through Ma Li, to recruit and hire E-Tek employees in violation of Ma Li’s agreement with  E-Tek. Ma Li has agreed to a permanent injunction, and E-Tek has subsequently dismissed its case against  Ma Li. E-Tek seeks a permanent injunction, damages to be determined at trial, and costs and attorney’s fees. We believe that this allegation is without merit and intend to vigorously defend against it. We believe that this complaint will not have a material effect on our business, financial position, results of operations or cash flows.

IPO Class Action Lawsuit

On August 6, 2001, we, certain of our officers and directors, and various underwriters in our initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporationet al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO. Plaintiffs bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the our common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 300 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than $41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. We have not yet answered the complaint but have challenged its sufficiency in a motion filed with the Court that is expected to be heard at the end of September 2002. No discovery has been conducted. However, we have reviewed the complaint and the matters related thereto and based on such review, we believe that the claims are without merit and that resolution of this action will not have a material adverse effect on our business or financial condition. In addition, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our 2002 fiscal year.

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Nasdaq National Market under the symbol “AVNX.” Public trading of our common stock commenced on February 4, 2000. Prior to that time, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low per share closing prices of our common stock, as reported by the Nasdaq National Market, for each of the last eight quarters in the period ended June 30, 2002:

	High	Low
Fiscal 2001 Quarters Ended:
September 30, 2000	$167.00	$98.50
December 31, 2000	$118.77	$46.50
March 31, 2001	$81.87	$10.28
June 30, 2001	$18.39	$7.15
Fiscal 2002 Quarters Ended:
September 30, 2001	$8.89	$2.82
December 31, 2001	$8.73	$2.81
March 31, 2002	$7.03	$3.26
June 30, 2002	$4.03	$1.66

On August 30, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $2.12 per share. As of August 30, 2002, there were approximately 876 stockholders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our initial public offering (“IPO”) on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the Company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Of the net proceeds, we used approximately $96.6 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $16.2 million of the proceeds were used to repay capital lease obligations.

Item 6.     Selected Financial Data

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the years ended June 30, 2002, 2001, 2000 and the balance sheet data as of June 30, 2002 and 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the years ended June 30, 1999 and the period from October 24, 1997 (inception) to June 30, 1998 and the balance sheet data as of June 30, 2000, 1999 and 1998 are derived from audited financial statements not included in this report.
	Years Ended June 30,
	2002	2001	2000	1999	Period from October 24, 1997 (Inception) to June 30, 1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data: (1)
Net revenues	$33,686	$131,244	$40,743	$510	$—
Cost of revenue (2)	27,789	110,794	26,343	531	—
Stock compensation	166	8,764	2,732	394	—

Gross profit (loss)	5,731	11,686	11,668	(415)	—
Operating expenses:
Research and development	24,076	37,856	15,587	4,086	515
Sales and marketing	6,657	15,493	6,047	956	125
General and administrative	8,043	11,862	5,702	723	131
Stock compensation (3)	16,482	41,589	28,688	3,070	362
Acquired in-process research and development	5,445	4,700	—	—	—
Amortization of intangibles	10,502	9,653	—	—	—
Restructuring charges	16,656	22,586	—	—	—

Total operating expenses	87,861	143,739	56,024	8,835	1,133

Loss from operations	(82,130)	(132,053)	(44,356)	(9,250)	(1,133)
Other income (expense), net	4,353	12,521	5,671	29	(4)

Net loss	(77,777)	(119,532)	(38,685)	(9,221)	(1,137)
Stock accretion	—	—	(37,743)	—	—

Net loss attributable to common stockholders	$(77,777)	$(119,532)	$(76,428)	$(9,221)	$(1,137)

Basic and diluted net loss per common share	$(1.21)	$(2.07)	$(3.07)	$(4.97)	$(7.20)

Weighted average number of shares used in computing basic and diluted net loss per common share	64,308	57,620	24,936	1,857	158

(1)
We will apply Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 will significantly reduce amortization expense, which included $9.9 million and $9.2 million of goodwill amortization for the years ended June 30, 2002 and 2001, respectively. In July 2002, we began the required transitional impairment testing of goodwill. As a result of this testing, we believe that we will incur a transitional impairment charge of $37.5 million representing all of our goodwill. The resulting impairment charge will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003.

(2)
In fiscal 2002, we recorded charges to cost of revenue of $4.3 million for excess and obsolete inventory. In fiscal 2001, we recorded charges to cost of revenue of $34.7 million for excess and obsolete inventory and $10.2 million for non-cancelable purchase obligations. In fiscal 2002, we sold inventory previously written-off with original cost totaling $5.4 million. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off.

(3)	Below is the allocation of stock compensation expense:
	Years Ended June 30,				Period from October 24, 1997 (Inception) to June 30, 1998
	2002	2001	2000	1999
	(In thousands, except per share data)
Research and development	$6,883	$32,216	$16,568	$1,445	$206
Sales and marketing	88	745	4,058	160	18
General and administrative	9,511	8,628	8,062	1,465	138

	$16,482	$41,589	$28,688	$3,070	$362

	June 30,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$136,085	$204,591	$184,321	$3,724	$2,874
Working capital	$118,911	$174,653	$185,534	$2,660	$2,637
Total assets	$250,397	$311,589	$278,141	$6,816	$3,339
Long-term obligations, excluding current portion	$23,054	$14,992	$2,067	$563	$341
Redeemable convertible preferred stock	$—	$—	$—	$10,357	$3,529
Total other stockholders’ equity (deficit)	$197,998	$245,354	$257,157	$(6,534)	$(805)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K.

For ease of reference, we refer to the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000 as fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to communication service providers and optical system manufacturers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

We, like many of our peers in the communications equipment industry, have been adversely affected by the general economic downturn, and particularly by the significant reduction in telecommunications equipment spending. Due to the continued weakness in the general economy, and the telecommunications sector in particular, revenue in fiscal 2002 was significantly less than fiscal 2001, putting downward pressure on margins and profits.

Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management’s expectations of future revenues. Although management has and will continue to take measures to reduce expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely.

On March 18, 2002, Avanex and Oplink Communications entered into an Agreement and Plan of Reorganization pursuant to which Avanex intended to acquire all of the outstanding capital stock of Oplink. The Merger was subject to approval by the stockholders of Oplink and Avanex. While the stockholders of Avanex approved the issuance of Avanex common stock in connection with the Merger, the stockholders of Oplink failed to approve the Merger on August 15, 2002. As of June 30, 2002 we had $2.6 million in related acquisition costs included in other assets in the accompanying balance sheet, which will be expensed in the first quarter of fiscal 2003.

In the first quarter of fiscal 2003, we announced a restructuring program to reduce our operating spending and reduce our employee headcount over the next three quarters. The restructuring will result in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing, primarily in China.

Revenues. The market for photonic processors is new and evolving and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products, and the practice of customers in the communications industry to sporadically place orders with short lead times, may cause our revenues, gross margins, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter. Average selling prices did not decrease significantly during fiscal 2002 as we continued to add new functionality to our products. We anticipate that our average selling prices will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

To date, our revenues have been principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which together accounted for 89%, 99% and 100% of net revenue in fiscal 2002, 2001 and 2000, respectively.

A substantial proportion of our sales are concentrated with a limited number of customers. While we are seeking to diversify our customer base, we anticipate that our operating results for any given period will continue to depend on a small number of customers.

Cost of Revenue. Our cost of revenue consists of costs of components and raw materials, direct labor, warranty, manufacturing overhead, payments to our contract manufacturers and inventory write-offs for obsolete and excess inventory. We rely on a single or limited number of suppliers to manufacture some key components and raw materials used in our products, and we rely on the outsourcing of some subassemblies.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, allocated facilities, non-recurring engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several development projects in parallel.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of marketing, sales, customer service and application engineering support, allocated facilities, as well as costs associated with promotional and other marketing expenses. We intend to maintain our direct and indirect sales operations both domestically and internationally.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, allocated facilities, recruiting expenses, professional fees and other corporate expenses.

Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering and certain grants subsequent to our initial public offering, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Moreover, in connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder’s equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting.

Acquired In-Process Research and Development. Acquired in-process research and development represents the amount of purchase price allocated in a business combination related to research and development projects underway at the company being acquired that have not reached the technologically feasible stage and have no alternative future use.

Amortization of Intangibles. A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to July 1, 2002 goodwill and purchased intangibles were amortized to expense over their estimated useful lives. Subsequent to June 30, 2002, goodwill and intangible assets with indefinite lives will no longer be amortized but rather will be subject to an annual impairment test.

Restructuring Charges. Restructuring charges generally include termination costs for employees and excess manufacturing equipment and facilities associated with formal restructuring plans.

Interest and Other Income (Expense), Net. Interest and other income, net consists primarily of interest on our cash investments offset by interest expense associated with borrowings under our line of credit, capital lease obligations and equipment loans.

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

Revenue Recognition. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of the evaluation period if not returned, and collection is assured.

We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required.

Allowance for Doubtful Accounts. We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. For all other customers, we record an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of our sales to a limited number of customers.

Excess and Obsolete Inventory. We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into short-term commitments for certain items. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us.

In estimating obsolete and excess inventory, we used a six-month demand forecast for the first nine months of fiscal 2002 and a three-month demand forecast for the last three months of fiscal 2002. We also consider: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of our products, and (3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we might need to make additional write-offs of inventory in future periods.

Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets. We review long-lived assets including goodwill and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets including goodwill and other intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives and other long-lived assets will continue to be amortized over their estimated useful lives and subject to impairment assessment discussed in the preceding paragraph.

We will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 will significantly reduce amortization expense, which included $9.9 million, $9.2 million and $0 of goodwill amortization for the years ended June 30, 2002, 2001 and 2000, respectively. We will reclassify assembled workforce net of related amortization of $314,000 to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe we operate as one reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

In July 2002, we began the required transitional impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, we believe that we will incur a transitional impairment charge of $37.5 million representing all of our goodwill. The resulting impairment charge will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003.

Warranties. We accrue for the estimated cost to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs will increase resulting in decreases to gross profit.

Restructuring. We have recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. Actual costs may differ from these estimates, as occurred in the quarter ended March 31, 2002. See Note 2 to “Notes to the Consolidated Financial Statements”.

Purchase Accounting. We account for business combinations under the purchase method of accounting, and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations. The remaining values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

Contingencies. We are subject to proceedings, lawsuits and other claims related to labor matters, our initial public offering and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each individual issue and consultation with legal counsel. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, resulting in higher net loss.

Results of Operations

Comparison of Fiscal 2002 and 2001

Net Revenue

Net revenue for fiscal 2002 was $33.7 million, compared to $131.2 million for fiscal 2001. In fiscal 2002, Fujitsu, Cisco Systems, WorldCom, and Nortel Networks each accounted for greater than 10% of net revenue and combined accounted for 79% of net revenue. This compares to three customers, Fujitsu, Nortel, and WorldCom, that each accounted for greater than 10% of net revenue in fiscal 2001 and combined accounted for 77% of net revenue. This decrease in net revenue was primarily due to the substantial decrease of shipments to customers, reflecting reduced capital spending by telecommunication carriers. If this decline continues, our net revenue will be adversely impacted in future periods. There was no significant impact from a decrease in average selling prices in fiscal 2002.

While in the past WorldCom has been a major customer, it has recently experienced significant business and financial difficulties. While we do not expect WorldCom to be a significant customer in future periods and do not expect the recent business and financial difficulties of WorldCom to have a significant impact on our business or financial condition, the business and financial difficulties of WorldCom could result in the loss of a future customer for our products.

Cost of Revenue

Cost of revenue decreased to $27.8 million for fiscal 2002 from $110.8 million for fiscal 2001. The decrease in cost of revenue was primarily due to the decrease in revenue. Cost of revenue for fiscal 2001 was high due to provisions of $34.7 million for excess and obsolete inventory and $10.2 million of non-cancelable purchase obligations as compared to $4.3 million in fiscal 2002 for excess and obsolete inventory. Cost of revenue for fiscal 2002 was also reduced by: 1) the utilization and sale at normal selling prices of previously written-off inventory with an original cost of $5.4 million, 2) the $1.2 million favorable settlement of non-cancelable purchase obligations, 3) $20.0 million in savings from headcount reductions, and 4) $1.5 million reduction of the warranty accrual to align the warranty accrual balance with our current estimate of related costs.

Our gross profit percentage increased to 17% for fiscal 2002 from 9% for fiscal 2001. Excluding the charge for non-cash stock compensation, the gross profit percentages were 18% for fiscal 2002 and 16% for fiscal 2001. The increase in gross profit percentage was primarily due to the reduction in the inventory write-off of $4.3 million, recorded in fiscal 2002, compared to $34.7 million for excess and obsolete inventory and $10.2 million of non-cancelable purchase obligations recorded in fiscal 2001. The gross profit percentage increase for fiscal 2002 was also due to: (1) the benefit from the sale at normal selling prices in fiscal 2002 of inventory with no associated cost of sales because the $5.4 million original cost thereof had previously been written-off compared to no comparable benefit in fiscal 2001, (2) the $1.2 million favorable settlement of non-cancelable purchase obligations, (3) $20.0 million in savings from headcount reductions, and (4) $1.5 million reduction of the warranty accrual to align the warranty accrual balance with our current estimate of related costs.

If the product mix demand reflected in our current sales forecast is achieved, product sales in the next quarter ending September 30, 2002 may include components and parts previously written-off with original cost of $0.5 million. However, we can give no assurance this result will be accomplished.

In addition, we are continuing negotiations with certain suppliers to further reduce our remaining $0.4 million non-cancelable purchase obligations. The results of these negotiations, if any, will be recorded in the period in which they are ultimately settled.

We expect that the average selling prices of our products will continue to decrease in future periods. If we are unable to reduce our costs of revenue more rapidly than the rate of decrease of our average selling prices, or introduce new products with higher gross margins, our gross margins will decline.

Research and Development

Research and development expenses decreased to $24.1 million for fiscal 2002 from $37.9 million for fiscal 2001. The decrease was primarily attributable to the implementation of new management processes to increase our operating effectiveness and realign our research and development projects with expected market demand, which provided cost savings of $10.4 million in fiscal 2002. Additionally, we realized cost savings of $3.4 million in fiscal 2002 due to headcount reductions that occurred in the quarters ended June 30, 2001 and September 30, 2001.

Due to the downturn in the telecommunication equipment industry, we are prioritizing our development projects by expected returns and other measurements. As a result, we expect our research and development expenses to decrease in absolute dollar terms next year compared to fiscal 2002.

Sales and Marketing

Sales and marketing expenses decreased to $6.7 million for fiscal 2002 from $15.5 million for fiscal 2001. The decrease was primarily attributable to the decreased sales commissions of $2.5 million associated with lower net revenue, $1.6 million cost savings related to headcount reductions and decreased promotional and product marketing expenses of $1.7 million. As a percentage of revenue, sales and marketing expenses increased to 20% in fiscal 2002 from 12% in fiscal 2001. This increase is primarily due to the significantly lower revenue base in fiscal 2002.

We expect that sales and marketing expenses will decrease in absolute dollar terms over the next year as we reduce marketing programs and commissions to direct sales and independent sales representatives.

General and Administrative

General and administrative expenses decreased to $8.0 million for fiscal 2002 from $11.9 million for fiscal 2001. The decrease was primarily attributable to cost savings of $1.8 million in fiscal 2002 related to headcount reductions for corporate administration and human resources, and $1.7 million in fiscal 2002 related to decreased recruiting and business development expenses.

We expect general and administrative expenses to decrease in absolute dollar terms as we reduce personnel through our restructuring and cost containment program.

Stock Compensation

Stock compensation expense decreased to $16.6 million for fiscal 2002 from $50.4 million for fiscal 2001. From inception through June 30, 2002, we have expensed a total of $102.2 million of stock compensation, leaving an unamortized balance of $12.0 million on our June 30, 2002 balance sheet. The decrease in stock compensation expenses was partially attributable to decreased amortization of deferred stock compensation resulting from options cancelled as a result of headcount reductions in our restructuring. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed in acquisitions. The deferred stock compensation for options assumed from acquisitions was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

The allocation of stock compensation expenses by expense category for the fiscal years 2002 and 2001 was approximately 1% and 17% cost of sales, 41% and 64% research and development, 1% and 2% sales and marketing and 57% and 17% general and administrative. The decrease in the percentage for cost of sales in fiscal 2002 from fiscal 2001 was due to a consultant option that was expensed in fiscal 2001 which did not recur in fiscal 2002. The decrease in the percentage for research and development and for sales and marketing in fiscal 2002 from fiscal 2001 was due to a reduction in headcount that occurred in the quarters ended June 30, 2001 and September 30, 2001. The increase in the percentage for general and administrative in fiscal 2002 from fiscal 2001 was due primarily to compensation expense in fiscal 2002 relating to a grant of 1,000,000 shares of restricted common stock to Paul Engle, President and Chief Executive Officer of the Company.

Acquired In Process Research and Development (“IPR&D”)

For fiscal 2002, the Company recorded $5.4 million of acquired IPR&D resulting from the acquisition of LambdaFlex. See Note 8 to the Notes to Consolidated Financial Statements. This amount compares to $4.7 million recorded in fiscal 2001 relating to the acquisition of Holographix. These amounts were expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

IPR&D was identified and valued through extensive interviews, analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the IPR&D.

In valuing the IPR&D, we considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. The discount rate was determined after consideration of our weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

One significant project, concave grating, represented $3.5 million of the IPR&D charge incurred in the Holographix acquisition in fiscal 2001. This project was 80% complete at the date of acquisition and was 100% complete at June 30, 2002. This holographic diffraction grating technology will be used in our new PowerLeveler and PowerRouter product families, which are in the product evaluation stage. From the date of acquisition to June 30, 2002, we have incurred $1.5 million of costs to complete this project. This was consistent with our original expectation.

Two significant projects, DGFF and OWR, represent $3.2 million and $2.2 million, respectively, of the IPR&D charge incurred in the LambdaFlex transaction. Both DGFF and OWR strengthen our product portfolio in wavelength management solutions for the metro market as well as adaptive wavelength equalization for the long-haul and ultra long-haul markets. The DGFF project was 50% complete at the date of acquisition and was 85% complete at June 30, 2002. From the date of acquisition to June 30, 2002, we have incurred $0.1 million of material costs and expect total material costs at completion of this project in the second quarter of fiscal 2003 to be $0.5 million. This is consistent with our original expectation. The OWR project was 50% complete at the date of acquisition and was 75% complete at June 30, 2002. From the date of acquisition to June 30, 2002, we have incurred $0.3 million of material costs and expect total material costs at completion of this project in the third quarter of fiscal 2003 to be $0.4 million. This is consistent with our original expectation.

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

Amortization of Intangibles

Amortization of intangibles increased to $10.5 million for fiscal 2002 from $9.7 million for fiscal 2001. This expense is primarily due to the amortization of goodwill and other intangible assets recorded in connection with our acquisition of Holographix, which was accounted for as a purchase, and closed on July 25, 2000. These intangible assets are being amortized over their estimated remaining useful life of 3 to 5 years. The acquisition of LambdaFlex was accounted for using the guidance of SFAS 141 and SFAS 142, thus the goodwill related to this transaction is not being amortized as the transaction was completed after June 30, 2001. The Company is using the impairment only method to evaluate the LambdaFlex goodwill.

Amortization of intangibles could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

We periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of intangibles or render them not recoverable. We performed such an analysis as of June 30,

2002 in accordance with SFAS 121, and the estimated undiscounted future cash flow supported the carrying value of these assets. As a result, no revision of the estimated useful life or impairment charge was recorded.

Restructuring Charges

During the fourth quarter of fiscal 2001, we announced a restructuring program to downsize our organizational structure, primarily in manufacturing and administration functions in our Fremont, California facilities. Doing so realigned resources with the then-current business outlook and lowered our cost structure. As a result of the restructuring program, we recorded in the consolidated statements of operations a total restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. This charge included excess manufacturing equipment with a carrying value of $14.7 million. This equipment was abandoned because its use was no longer required to support expected operating levels and, given the downturn in our industry, we concluded it could not be sold. Through June 30, 2002, we sold and received total proceeds of $545,000 for certain portions of this equipment.

During the third quarter of fiscal 2002 and reconfirmed at the end of the fourth quarter of fiscal 2002, we reassessed our initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the city where the facilities are located. After considering information provided by our leasing agent, we concluded it was probable these facilities could not be subleased at the rate originally contemplated nor could they be subleased by June 30, 2002 as originally planned. As a result, we recorded an additional charge of $17.2 million relating to these facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through September 2003.

Our cost cutting strategies have resulted in annualized savings of approximately $26.8 million compared to the initial estimated savings of $22.5 million. The increase in costs savings is mainly a result of larger than estimated headcount reductions and changes in the mix of employees terminated. These savings largely relate to reduced employee-related costs and are realized primarily as $20 million in cost of revenue, $3.4 million in research and development, $1.6 million in sales and marketing and $1.8 million in general and administrative.

Interest and Other Income (Expense), Net

Interest and other income, net decreased to $4.4 million in fiscal 2002 from $12.5 million in fiscal 2001. The decrease in interest and other income, net was primarily due to lower yields on our cash investments and additional interest charges on capital lease obligations and bank debt.

Comparison of Fiscal 2001 and 2000

Net Revenue

Net revenue for fiscal 2001 was $131.2 million, compared to $40.7 million for fiscal 2000. The increase in net revenue was primarily due to our commercial success in PowerMux and to the increased demand in PowerFilter in the first half of fiscal 2001. Our average selling price increased 32% primarily as a result of PowerMux commanding a higher average selling price than PowerFilter. Three customers, Fujitsu, Nortel Networks, and WorldCom each accounted for at least 10% of net revenue for an aggregate of approximately 77% in fiscal 2001. In fiscal 2000, WorldCom alone accounted for 92% of net revenue.

Cost of Revenue

Our cost of revenue increased to $110.8 million in fiscal 2001 from $26.3 million in fiscal 2000. As a percentage, gross profit decreased on a year-over-year basis, from a gross profit of 28.6% for the year ended June 30, 2000 to a gross profit of 8.9% for the year ended June 30, 2001. Excluding charges for non-cash stock compensation, the gross profit percentages were 35.3% for the year ended June 30, 2000 and 15.6% for the year ended June 30, 2001. The decrease in gross profit percentage was primarily the result of a $34.7 million provision for excess and obsolete inventory. Excluding this charge, the gross profit percentage improved during the first half of fiscal 2001 due to increased economies of scale associated with substantial revenue growth in the first half of fiscal 2001, but declined in the second half of fiscal 2001 due to excess manufacturing capacity resulting from declining revenues reflecting the slowdown in telecommunications spending. See Note 4 of “Notes to Consolidated Financial Statements”.

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

Research and Development

Research and development expenses increased to $37.9 million in fiscal 2001 from $15.6 million in fiscal 2000. The absolute dollar increase in research and development expenses from year to year was primarily attributable to increases in the number of research and development personnel and related costs, pilot run expense for PowerMux, PowerExchanger, PowerExpress and PowerShaper and costs of other development projects. The decrease in research and development expense as a percentage of net revenue, from 38% in fiscal 2000 to 29% in fiscal 2001, was primarily the result of an increase in our net revenue in fiscal 2001.

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

Acquired in Process Research and Development (“IPR&D”)

During fiscal 2001, we recorded $4.7 million of acquired IPR&D resulting from the acquisition of Holographix. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

A portion of the purchase price has been allocated to developed technology and acquired IPR&D. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by Holographix concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the acquisition. We estimated that a total investment of $2.7 million in research and development over 18 months, from the date of acquisition, would be required to complete the IPR&D. To June 30, 2001, we have spent approximately $0.8 million. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPR&D resulting from the acquisition of Holographix, we considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 25%. The discount rate was determined after consideration of our weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

One significant project, concave grating, represented $3.5 million of the IPR&D charge incurred in the acquisition. This project, which was 80% complete at the date of acquisition, was 90% complete at June 30, 2001. This holographic diffraction grating technology will be used in our new PowerLeveler and PowerRouter product families, which are in the product evaluation stage. From the date of acquisition to June 30, 2001, we have incurred $0.7 million of costs and expect total cost at completion of the project in the third quarter of fiscal 2002 to be $1.5 million, which is consistent with our original expectation.

The nature of the efforts required to develop purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. As such, the timing of completion and ultimate commercial application are affected by the successful completion of these activities and ultimately, market acceptance.

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

Restructuring Charges

In the fourth quarter of fiscal 2001, we announced restructuring programs to downsize our organizational structure, primarily in manufacturing and administrative functions in our Fremont facilities, in order to align resources with the current business outlook and to lower our cost structure. As a result, we recorded in the consolidated statements of operations a total pre-tax restructuring charge of $22.6 million in the fourth quarter of fiscal 2001, which includes workforce reduction cost of $3.3 million, abandonment of excess capital equipment of $14.7 million and abandonment of excess leased facilities of $4.6 million. See Note 2 of Notes to Consolidated Financial Statements.

Workforce Reduction

We reduced our headcount by a total of 654, primarily in manufacturing and administrative functions, through involuntary employee separations. As of June 30, 2001, approximately 349 employee separations were completed and 305 were completed on July 3, 2001. We recorded a charge of $3.3 million for this reduction, which included termination benefits and related expenses, with a total remaining cash outlay of $2.5 million.

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

Abandonment of Excess Leased Facilities

Due to the workforce reduction and anticipation of outsourcing certain manufacturing activities, we expect to sublease two excess buildings in Newark, California. The lease on these two buildings began in December 2000; however, we never occupied these buildings. In March 2001 we engaged a real estate broker to sublease the two buildings. Given the current real estate market condition in the Newark area we recorded a charge of $4.6 million.

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

Interest and Other Income (Expense), Net

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

Unaudited Quarterly Results of Operation

The following table presents our unaudited quarterly operating results for the eight quarters ended June 30, 2002:

	Quarters Ended
	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002
	(In thousands except per share data, Unaudited)
Consolidated Statement of Operations Data: (1)
Net revenue	$34,767	$47,948	$30,311	$18,218	$7,178	$8,297	$10,185	$8,026
Cost of revenue (2)	19,255	25,305	39,775	26,459	9,471	4,961	7,182	6,175
Stock compensation	7,153	761	455	395	195	(311)	137	145

Gross profit (loss)	8,359	21,882	(9,919)	(8,636)	(2,488)	3,647	2,866	1,706
Operating expenses:
Research and development	8,165	10,703	11,064	7,924	5,782	5,950	6,087	6,257
Sales and marketing	3,965	4,758	4,083	2,687	1,469	1,562	1,698	1,928
General and administrative	2,906	3,809	3,275	1,872	1,804	1,705	2,151	2,383
Stock compensation (3)	13,988	12,030	8,850	6,721	6,213	4,382	4,194	1,693
Acquired in-process research and development	4,700	—	—	—	—	5,445	—	—
Amortization of intangibles	1,798	2,619	2,619	2,617	2,619	2,619	2,632	2,632
Restructuring charges (recovery)	—	—	—	22,586	(331)	(120)	17,116	(9)

Total operating expenses	35,522	33,919	29,891	44,407	17,556	21,543	33,878	14,884

Loss from operations	(27,163)	(12,037)	(39,810)	(53,043)	(20,044)	(17,896)	(31,012)	(13,178)
Other income, net	3,415	3,509	3,553	2,044	1,607	1,197	896	653

Loss before income taxes	(23,748)	(8,528)	(36,257)	(50,999)	(18,437)	(16,699)	(30,116)	(12,525)
Income taxes	1,556	2,754	(1,101)	(3,209)	—	—	—	—

Net loss	$(25,304)	$(11,282)	$(35,156)	$(47,790)	$(18,437)	$(16,699)	$(30,116)	$(12,525)

Basic and diluted net loss per share	$(0.46)	$(0.20)	$(0.60)	$(0.80)	$(0.30)	$(0.26)	$(0.45)	$(0.19)

(1)
We will apply Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 will significantly reduce amortization expense, which included goodwill amortization of $1.7 million in the first quarter of fiscal 2001, $2.5 million in each of the remaining three quarters of fiscal 2001 and $2.5 million in each quarter of fiscal 2002. In July 2002, we began the required transitional impairment testing of goodwill. As a result of this testing, we believe that we will incur a transitional impairment charge of $37.5 million representing all of our goodwill. The resulting impairment charge will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003.

(2)
In the first and third quarters of fiscal 2002, we recorded charges to cost of revenue of $2.9 million $1.0 million for excess and obsolete inventory. In third quarter of fiscal 2001, we recorded charges to cost of revenue of $11.4 million for excess and obsolete inventory and $10.2 million for non-cancelable purchase obligations. In the fourth quarter of fiscal 2001, we recorded charges to cost of revenue of $13.1 million for excess and obsolete inventory. In the third and fourth quarters of fiscal 2002, we sold inventory previously written-off with original cost totaling $2.2 million and $1.9 million. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off.

(3)	Below is the allocation of stock compensation expense (recovery):
Research and development	$11,037	$8,780	$7,358	$5,041	$2,531	$2,578	$2,403	$(178)
Sales and marketing	803	732	(799)	9	207	(220)	50	51
General and administration	2,148	2,518	2,291	1,671	3,475	2,024	1,741	1,820

	$13,988	$12,030	$8,850	$6,721	$6,213	$4,382	$4,194	$1,693

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

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily through private sales of convertible preferred stock for approximately $30.4 million. We have also financed our operations through bank borrowings as well as through equipment lease financing. In February 2000, we received proceeds of approximately $238 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors.

As of June 30, 2002, we had cash and cash equivalents and short-term investments of $136.1 million and we had long-term investment holdings of $41.0 million.

Cash used in operating activities was $33.7 million in fiscal 2002, compared to cash used of $6.7 million in fiscal 2001. The increase in cash used was primarily due to the decreases in accounts payable, accrued compensation and related expenses, restructuring accrual, warranty and other accrued expenses and deferred revenue offset by decreases in our net loss, stock compensation expense and provision for excess inventory.

Cash used in investing activities was $10.1 million in fiscal 2002, compared to cash used in investing activities of $17.3 million in fiscal 2001. The decrease was primarily due to an increase in held-to-maturity securities and a decrease in purchases of property and equipment.

Cash used in financing activities was $5.8 million in fiscal 2002, compared to cash generated of $12.3 million in fiscal 2001. The decrease was primarily due to repayment on long-term debt, capital lease obligations and short-term borrowings.

Our principal source of liquidity as of June 30, 2002 consisted of $177.1 million in cash, cash equivalents, short-term and long-term investments. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $20 million, of which $6.0 million was drawn down at June 30, 2002. The line bears interest at the prime rate. The revolving credit agreement terminated on September 10, 2002 and we are in the process of renegotiating the agreement.

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

Our contractual obligations and commitments have been summarized in the table below (in thousands):

Contractual Obligations	Due by Period
	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long Term Debt	$1,717	$763	$954	$—	$—
Capital Lease Obligations	14,082	6,428	7,654	—	—
Operating Leases	49,999	6,003	11,579	12,083	20,334
Unconditional Purchase Obligations	1,336	1,336	—	—	—

Total Contractual Cash Obligations	$67,134	$14,530	$20,187	$12,083	$20,334

Other Commercial Commitments	Total Amounts Committed	Commitment Expiration Per Period
	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Line of Credit	$6,035	$6,035	$—	$—	$—
Standby Letters of Credit	3,965	3,965	—	—	—

Total Commercial Commitments	$10,000	$10,000	$—	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of June 30, 2002, we had approximately $1.3 million of purchase obligations, of which $0.4 million is included on our balance sheet in accounts payable.

Under operating leases we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities. We have included in the balance sheet $3.4 million and $15.2 million in current and long-term restructuring liabilities for the abandoned facilities as of June 30, 2002.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (“SFAS 141”) “Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives

We will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 will significantly reduce amortization expense, which included $9.9 million, $9.2 million and $0 of goodwill amortization for the years ended June 30, 2002, 2001 and 2000. We will reclassify assembled workforce net of related amortization of $314,000 to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe we operate as one reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

In July 2002, we began the required transitional impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, we believe that we will incur a transitional impairment charge of $37.5 million representing all of our goodwill. The resulting impairment charge will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect that initial adoption of SFAS 144 will have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on our related activities subsequent to the date of adoption.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and fixed rate debt. We place our investments with high credit issuers in short-term and long-term securities with maturities ranging from overnight up to 24 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk. We have one loan with a fixed rate of interest of 9.406% and $1,542,000 is outstanding at June 30, 2002, which approximates fair market value.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company as of June 30, 2002 and 2001 (in thousands).

As of June 30, 2002

	Years Ended June 30,		Total Amortized Cost	Fair Market Value
	2003	2004
Held-to-maturity securities	$106,346	$40,984	$147,330	$148,057
Average interest rate	3.0%	3.3%

As of June 30, 2001

	Years Ended June 30,		Total Amortized Cost	Fair Market Value
	2002	2003
Held-to-maturity securities	$125,278	$16,462	$141,740	$142,144
Average interest rate	5.4%	5.3%

Exchange Rate Risk

We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Avanex Corporation

We have audited the accompanying consolidated balance sheets of Avanex Corporation as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avanex Corporation at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

San Jose, California
July 25, 2002

AVANEX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$29,739	$79,313
Short-term investments	106,346	125,278
Accounts receivable (net of allowance for doubtful accounts of $920 at 2002 and $1,009 at 2001)	4,855	13,977
Inventories	6,515	6,451
Other current assets	801	877

Total current assets	148,256	225,896
Long-term investments	40,984	16,462
Property and equipment, net	18,872	25,864
Intangibles, net	38,977	42,724
Other assets	3,308	643

Total assets	$250,397	$311,589

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$6,035	$6,488
Accounts payable	2,539	13,506
Current portion of restructuring charges	4,349	7,333
Other accrued expenses	3,947	6,563
Warranty	3,842	5,589
Current portion of long-term obligations	5,020	5,060
Accrued compensation and related expenses	2,942	4,756
Deferred revenue	671	1,948

Total current liabilities	29,345	51,243
Restructuring charges	16,689	2,465
Long-term obligations	6,365	12,527

Total liabilities	52,399	66,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2002 and 2001	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2002 and 2001; 69,496,441 and 65,310,883 shares issued and outstanding at June 30, 2002 and 2001, respectively	69	65
Additional paid-in capital	495,288	488,341
Notes receivable from stockholders	(1,265)	(2,048)
Deferred compensation	(11,999)	(34,686)
Accumulated deficit	(284,095)	(206,318)

Total stockholders’ equity	197,998	254,354

Total liabilities and stockholders’ equity	$250,397	$311,589

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2002	2001	2000
Net revenue	$33,686	$131,244	$40,743
Cost of revenue	27,789	110,794	26,343
Stock compensation	166	8,764	2,732

Gross profit	5,731	11,686	11,668
Operating expenses:
Research and development	24,076	37,856	15,587
Sales and marketing	6,657	15,493	6,047
General and administrative	8,043	11,862	5,702
Stock compensation (1)	16,482	41,589	28,688
Acquired in-process research and development	5,445	4,700	—
Amortization of intangibles	10,502	9,653	—
Restructuring charges	16,656	22,586	—

Total operating expenses	87,861	143,739	56,024

Loss from operations	(82,130)	(132,053)	(44,356)
Interest and other income	7,258	14,443	6,366
Interest and other expense	(2,905)	(1,922)	(695)

Net loss	(77,777)	(119,532)	(38,685)
Stock accretion	—	—	(37,743)

Net loss attributable to common stockholders	$(77,777)	$(119,532)	$(76,428)

Basic and diluted net loss per common share	$(1.21)	$(2.07)	$(3.07)

Weighted average number of shares used in computing basic and diluted net loss per common share	64,308	57,620	24,936

(1) Below is the allocation of stock compensation expense:

Research and development	$6,883	$32,216	$16,568
Sales and marketing	88	745	4,058
General and administration	9,511	8,628	8,062

	$16,482	$41,589	$28,688

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 1999	$18	$14,483	$(326)	$(10,351)	$(10,358)	$(6,534)
Issuance of 35,019,134 shares of common stock to preferred stockholders upon conversion	35	30,373	—	—	—	30,408
Sale of 6,900,000 shares of common stock upon the completion of initial public offering, net of issuance costs of $2,813	7	228,200	—	—	—	228,207
Sale of 769,230 shares of common stock to corporate investors, concurrent with the initial public offering	1	9,999	—	—	—	10,000
Issuance of 5,710,062 shares of common stock upon exercise of stock options and share purchase rights	6	5,489	(4,880)	—	—	615
Repurchase of 2,615,624 shares of common stock	(3)	(32)	33	—	—	(2)
Issuance of warrants	—	118	—	—	—	118
Issuance of 337,500 shares of common stock upon the exercise of warrants	—	1,349	—	—	—	1,349
Issuance of common stock options to consultants	—	3,707	—	—	—	3,707
Stock accretion	—	37,743	—	—	(37,743)	—
Deferred stock compensation	—	53,508	—	(53,508)	—	—
Amortization of deferred stock compensation	—	—	—	27,713	—	27,713
Net loss and comprehensive loss	—	—	—	—	(38,685)	(38,685)
Other	—	261	—	—	—	261

Balance at June 30, 2000	64	385,198	(5,173)	(36,146)	(86,786)	257,157
Issuance of 1,251,132 shares of common stock upon exercise of stock options and share purchase rights	1	2,918	—	—	—	2,919
Issuance of 34,216 shares of common stock relating to employee stock purchase plan	—	1,414	—	—	—	1,414
Payments received on stockholders’ notes receivable	—	—	3,125	—	—	3,125
Issuance of 501,880 shares of common stock and assumption of options for 709,047 shares of common stock upon acquisition of Holographix	1	96,069	—	(43,579)	—	52,491
Repurchase of 766,667 shares of common stock	(1)	(2,572)	—	—	—	(2,573)
Issuance of common stock options to consultants		6,360	—	—	—	6,360
Deferred compensation associated with options canceled	—	(8,725)	—	8,725	—	—
Deferred stock compensation	—	7,553	—	(7,553)	—	—
Amortization of deferred stock compensation	—	—	—	43,867	—	43,867
Issuance of 28,729 shares of common stock upon exercise of warrants	—	—	—	—	—	—
Other	—	126	—	—	—	126
Net loss and comprehensive loss	—	—	—	—	(119,532)	(119,532)

Balance at June 30, 2001	65	488,341	(2,048)	(34,686)	(206,318)	245,354
Issuance of 1,478,423 shares of common stock upon exercise of stock options and share purchase rights	1	874	—	—	—	875
Issuance of 134,828 shares of common stock relating to employee stock purchase plan	—	539	—	—	—	539
Payments received on stockholders’ notes receivable	—	—	657	—	—	657
Forgiveness of stockholders’ notes receivable	—	—	126	—	—	126
Issuance of 2,750,318 shares of common stock and assumption of options for 106,804 shares of common stock upon acquisition of LambdaFlex	3	12,363	—	(577)	—	11,789
Repurchase of 178,011 shares of common stock	—	(191)	—	—	—	(191)
Issuance of common stock options to consultants	—	28	—	—	—	28
Deferred compensation associated with options canceled	—	(14,271)	—	14,271	—	—
Deferred stock compensation	—	7,961	—	(7,961)	—	—
Amortization of deferred stock compensation	—	—	—	16,954	—	16,954
Other	—	(356)	—	—	—	(356)
Net loss and comprehensive loss	—	—	—	—	(77,777)	(77,777)

Balance at June 30, 2002	$69	$495,288	$(1,265)	$(11,999)	$(284,095)	$197,998

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2002	2001	2000
Operating activities
Net loss	$(77,777)	$(122,263)	$(38,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,478	9,622	2,545
Amortization of intangibles	10,502	9,653	—
Stock compensation expense	16,648	53,084	31,420
Acquired in-process research and development	5,445	4,700	—
Non-cash portion of restructuring charges	17,216	14,680	—
Provision for excess inventory	4,345	34,661	—
Provision for doubtful accounts	89	557	422
Changes in operating assets and liabilities:
Accounts receivable	9,038	(4,527)	(10,092)
Inventories	(4,409)	(27,510)	(7,640)
Other current assets	59	1,048	(1,454)
Other assets	187	1,114	(1,702)
Accounts payable	(11,138)	504	6,678
Accrued compensation and related expenses	(1,843)	1,744	2,757
Restructuring accrued	(5,976)	9,798	—
Warranty	(1,747)	3,648	1,890
Other accrued expenses and deferred revenue	(4,770)	2,834	3,791

Net cash used in operating activities	(33,653)	(6,653)	(10,070)

Investing activities
Maturities of available-for-sale securities	—	—	1,968
Purchases of held-to-maturity securities	(193,233)	(129,420)	(167,538)
Maturities of held-to-maturity securities	187,793	137,980	17,238
Purchases of property and equipment	(2,261)	(22,807)	(12,985)
Other assets	(2,618)	—	—
Acquisition of subsidiaries, net of cash assumed	234	(3,047)	—

Net cash used in investing activities	(10,085)	(17,294)	(161,317)

Financing activities
Payments on long-term debt and capital lease obligations	(7,389)	(2,820)	(2,036)
Payments on short-term borrowings	(4,510)	—	—
Proceeds from short-term borrowings and long-term debt	4,057	10,231	2,150
Net proceeds from issuance of common stock	1,414	1,760	240,169
Proceeds from payments of stockholders’ notes receivable	657	3,125	—
Net proceeds from issuance of preferred stock	—	—	20,027
Other	(65)	—	285

Net cash provided by (used in) financing activities	(5,836)	12,296	260,595
Net increase (decrease) in cash and cash equivalents	(49,574)	(11,651)	89,208
Cash and cash equivalents at beginning of year	79,313	90,964	1,756

Cash and cash equivalents at end of year	$29,739	$79,313	$90,964

Supplemental disclosures of non-cash transactions
Equipment acquired under capital leases	$1,187	$15,561	$2,761

Conversion of notes payable to convertible preferred stock	$—	$—	$30,408

Common stock issued for notes receivable	$—	$—	$4,880

Stock accretion	$—	$—	$37,743

Warrants issued in connection with securing a line of credit	$—	$—	$118

Supplemental disclosures of cash flow information
Interest paid	$2,492	$1,299	$553

See accompanying notes.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

Avanex Corporation (“Avanex” or “ the Company”) manufactures and markets fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, notes receivable from stockholders, accounts payable, other accrued expenses, short-term borrowings and long-term obligations approximates fair value.

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

Management has classified its entire investment portfolio as held-to-maturity.

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

Concentration of Credit Risk

Financial instruments, which subject the Company to potential credit risk, consist of demand deposit accounts, money market accounts, short-term and long-term investments, notes receivable from stockholders and accounts receivable. The Company maintains its demand deposit accounts, money market accounts and short-term and long-term investments primarily with two financial institutions. The Company invests its excess cash principally in debt securities.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sells primarily to large communication vendors. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses. The Company has not experienced significant losses to date. Concentrations of credit risk, with respect to these financial instruments, exist to the extent of amounts presented in the financial statements.

Revenue Recognition

The Company’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements. Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned, and collection is assured. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the useful lives of the assets, generally two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Intangible Assets

Intangible assets result from acquisitions and amortization is provided on the straight-line basis over the three to five year estimated useful life of these assets, except for $6.6 million of goodwill arising from the LambdaFlex transaction that is not amortized.

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

Stock-Based Compensation

Stock based awards to employees are accounted for under the intrinsic value method. Accordingly, deferred stock compensation is recognized for an option or share purchase right that has an exercise price that is less than the fair value of the common shares and is calculated as the difference between the option price or share purchase right exercise price at the date of grant and the fair value of the Company’s common shares at that date. Such deferred stock compensation is amortized over the vesting period, generally a maximum of four years. The

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects of accounting for such awards under the fair value method are disclosed in Note 9 to Consolidated Financial Statements.

Equity instruments granted to consultants are accounted for under the fair value method using the Black-Scholes option pricing model and are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis).

The Company writes off 100% of the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to the Company.

The Company used a six-month demand forecast for the first nine months of fiscal 2002 and a three-month demand forecast for the last three months of fiscal 2002. In addition to the demand forecast, the Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (3) known design changes which would reduce the Company’s ability to use the inventory as planned.

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2002, 2001 and 2000 were $638,000, $932,000 and $919,000, respectively, and are included in sales and marketing expenses.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (“SFAS 141”) “Business Combinations” and Statement of Financial Accounting Standard No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 will significantly reduce amortization expense, which included $9.9 million, $9.2 million and $0 of goodwill amortization for the years ended June 30, 2002, 2001 and 2000, respectively. The Company will reclassify assembled workforce net of related amortization of $314,000 to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company believes it operates as one reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

In July 2002, the Company began the required transitional impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, the Company believes that it will incur a transitional impairment charge of $37.5 million representing all of the Company’s goodwill. The resulting impairment charge will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that initial adoption of SFAS 144 will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

2. Restructuring Charges

During the fourth quarter of fiscal 2001, the Company announced restructuring programs to downsize its organizational structure, primarily in manufacturing and administration functions in its Fremont, California facilities and a total of 654 employees were terminated through July 3, 2001. Doing so realigned resources with the then current business outlook and lowered the Company’s cost structure. As a result of the restructuring program, the Company recorded in the consolidated statements of operations a total restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. This charge included excess manufacturing equipment with a carrying value of $14.7 million. This equipment was abandoned because its use was no longer required to support expected operating levels and, given the downturn in the Company’s industry, the Company concluded it could not be sold. Through June 30, 2002, the Company sold and received total proceeds of $545,000 for certain portions of this equipment. Those proceeds are reflected in the table below as a reduction of the initial charge for abandoned equipment.

During the third quarter of fiscal 2002 and reconfirmed at the end of the fourth quarter of fiscal 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the city where the facilities are located. After considering information provided by the Company’s leasing agent, the Company concluded it was probable these facilities could not be subleased at the rate originally contemplated nor could they be subleased by June 30, 2002 as originally planned. As a result, the Company recorded an additional charge of $17.2 million relating to these facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through September 2003.

A summary of the accrued restructuring charges is as follows (in thousands):

	Accrued Restructuring Charges at June 30, 2001	Adjustments to Accrued Restructuring Charges	(Cash Payments)/ Cash Receipts	Accrued Restructuring Charges at June 30, 2002
Workforce reduction	$2,514	$(15)	$(2,499)	$—
Abandonment of excess equipment	—	(545)	545	—
Abandonment of excess leased facilities	4,009	17,216	(2,651)	18,574
Capital leases	3,275	—	(811)	2,464

Total	9,798	$16,656	$(5,416)	21,038

Less current portion	7,333			4,349

Long-term portion	$2,465			$16,689

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease term through 2010. Capital leases payments are due over the leases terms through third quarter of fiscal 2005.

3. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended June 30,
	2002	2001	2000
Net loss attributable to common stockholders	$(77,777)	$(119,532)	$(76,428)

Basic and diluted:
Weighted-average shares of common stock outstanding	68,082	65,181	37,396
Less: weighted-average shares subject to repurchase	(3,774)	(7,561)	(12,460)

Weighted-average number of shares used in computing basic and diluted net loss per common share	64,308	57,620	24,936

Basic and diluted net loss per common share	$(1.21)	$(2.07)	$(3.07)

During all periods presented, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These outstanding securities consist of the following (in thousands):

	Years Ended June 30,
	2002	2001	2000
Outstanding options	12,697	7,288	3,989
Outstanding warrants	—	—	29

4. Consolidated Balance Sheet Details

Cash equivalents, Short-Term and Long-Term Investments

The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. To date, the Company has not experienced any significant losses on its investments.

Cash equivalents, short-term and long-term investments consist of the following (in thousands):

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money Market Funds	$30,420	$—	$—	$30,420
Short Term Investments
Commercial Paper	2,239	—	—	2,239
Corporate Notes	6,260	85	—	6,345
Certificate of Deposits	4,737	—	—	4,737
Market Auction Preferreds	14,520	—	—	14,520
United States Government Agencies	46,439	218	(1)	46,656
Corporate Bonds	12,435	16	—	12,451
Foreign Debt Securities	9,469	74	—	9,543
Medium Term Notes	10,247	25	(1)	10,271

	106,346	418	(2)	106,762
Long Term Investments—due between one year and two years
Certificate of Deposits	750	—	—	750
Corporate Notes	3,119	27	—	3,146
Corporate Bonds	5,072	49	—	5,121
United States Government Agencies	29,987	218	—	30,205
Medium Term Notes	2,056	17	—	2,073

	40,984	311	—	41,295

Total	$177,750	$729	$(2)	$178,477

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money Market Funds	$14,608	$—	$—	$14,608
Commercial Paper	54,418	—	(10)	54,408
United States Government Agencies	11,938	—	—	11,938

	80,964	—	(10)	80,954
Short Term Investments
Commercial Paper	38,803	—	(3)	38,800
Corporate Notes	15,423	36	(1)	15,458
Certificate of Deposits	4,832	—	—	4,832
Market Auction Preferreds	6,524	—	—	6,524
United States Government Agencies	26,976	196	(1)	27,171
Corporate Bonds	13,503	135	—	13,638
Foreign Debt Securities	3,089	19	—	3,108
Medium Term Notes	16,128	154	—	16,282

	125,278	540	(5)	125,813
Long Term Investments—due between one year and two years Corporate Bonds	5,825	2	(93)	5,734
US Agencies	8,585	6	(53)	8,538
Foreign Debt Securities	2,052	7	—	2,059

	16,462	15	(146)	16,331

Total	$222,704	$555	$(161)	$223,098

Estimated fair value is based upon market prices quoted on the last day of the fiscal year.

During fiscal 2002, the Company sold $5.3 million of held-to-maturity securities. The realized loss on these sales was not significant. The Company requires that investments have specific credit ratings, in accordance with its investment policy. The credit ratings for the two investments which were sold, had been reduced to a level, which was not in accordance with the investment policy, therefore the investments were sold prior to maturity.

Inventories

Inventories consist of the following (in thousands):

	June 30,
	2002	2001
Raw materials	$2,560	$1,963
Work-in-process	3,145	2,492
Finished goods	810	1,996

	$6,515	$6,451

In fiscal 2002, the Company recorded charges to cost of revenue of $4.3 million for excess and obsolete inventory. In fiscal 2001, the Company recorded charges to cost of revenue of $34.7 million for excess and obsolete inventory and $10.2 million for non-cancelable purchase obligations.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002, the Company sold inventory previously written-off with original cost totaling $5.4 million. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers unexpectedly ordered products (that included these components) in excess of the Company’s estimates. The total cost of inventory written-off to date is approximately $ 44.6 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $5.4 million have been sold, items representing $1.2 million have been consumed in research and development activities, items representing $5.3 million have been discarded, and items representing $32.7 million are on hand. During the first quarter of 2003, the Company made a decision to outsource its manufacturing operations and much of its manufacturing-related engineering and infrastructure to third-party manufacturers in China. The ultimate disposition of this inventory will occur as the transition takes place.

In addition, the cost of revenue in fiscal 2002 was reduced by a $1.2 million favorable settlement of non-cancelable purchase obligations as well as a $1.5 million reduction of warranty accrual. The warranty accrual was reduced to align the balance with the Company’s current estimated related future costs.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2002	2001
Computer hardware and software	$1,278	$751
Production and engineering equipment	26,466	24,283
Office equipment, furniture and fixtures	1,565	1,559
Leasehold improvements	5,333	5,194
Construction in progress	295	8

	34,937	31,795
Accumulated depreciation	(16,065)	(5,931)

	$18,872	$25,864

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30,
	2002	2001
Developed technology	$2,400	$2,400
Assembled workforce	455	300
Goodwill	56,277	49,677

Total intangible assets including goodwill	59,132	52,377
Less accumulated amortization	(20,155)	(9,653)

	$38,977	$42,724

The increase in intangible assets is due to the acquisitions of LambdaFlex, Inc., see Note 8.

Upon adoption of SFAS 142 in fiscal 2003, assembled workforce will be reclassified to goodwill and the Company expects to record a transitional impairment charge for all of its goodwill and indefinite lived intangible assets at July 1, 2002 of approximately $37.5 million. See Note 1.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Related Party Transactions

In November 1999, the Company loaned $125,000 to an officer. The interest rate on the promissory note was 5.57% per annum. This promissory note was paid in fiscal 2001.

In September 2000, the Company loaned $150,000 to an officer in connection with his acceptance of employment. The interest rate on the promissory note was 6.50% per annum. The Company forgave the principal amount of the note in fiscal 2002 and the accrued interest due on the note was paid in fiscal 2002. The forgiveness of the loan was pursuant to the terms of his employment, which guaranteed a $150,000 bonus or forgiveness of the loan. The principal amount forgiven is included in general and administrative expense in the accompanying consolidated statement of operations.

In connection with the exercise of certain stock options and share purchase rights granted under the Company’s stock option plan, the Company has received promissory notes equal to the total exercise price of these stock options and share purchase rights. These full recourse promissory notes, which bear interest between 4.99% and 6.21% per annum, and accrued interest are payable in full to the Company, generally four to five years from the date each of the promissory notes was issued. Promissory notes for the exercise of certain stock options and share purchase rights totaling $1,265,000, $2,048,000 and $5,173,000 were outstanding as of June 30, 2002, 2001 and 2000. These notes are classified as a reduction of stockholders’ equity.

During fiscal 2002, the Company forgave $75,000 due under a promissory note for the exercise of certain stock options from a former executive officer as part of a separation agreement. Additionally, the Company forgave a total of $50,850 due under promissory notes for the exercise of certain stock options from two executive officers. This forgiveness was in consideration of the executive officers continued employment with the Company, pursuant to the terms and conditions of their respective promissory notes and related agreements. See also Note 9 for other related party stock transactions.

One of the Company’s directors is a senior vice president of WorldCom, Inc. WorldCom accounted for 16%, 35%, and 92% of the Company’s net revenue for the years ended June 30, 2002, 2001 and 2000, respectively.

6. Commitments and Contingencies

Operating Leases

In September 1999, the Company entered into an operating lease for a corporate headquarters and manufacturing facility. Upon the expiration of the lease in October 2009, the Company has an option to extend the lease term for an additional five year period. In March 2000, the Company entered into another operating lease for a building adjacent to its corporate headquarters. Upon the expiration of the lease in April 2010, the Company has an option to extend the lease term for an additional five-year period.

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of June 30, 2002 are as follows (in thousands):

Years ending June 30,	Total Cash Obligation	Amount Included in Accrued Restructuring Liability	Remaining Obligation
2003	$6,003	$2,660	$3,343
2004	5,726	2,750	2,976
2005	5,853	2,844	3,009
2006	5,942	2,960	2,982
2007	6,141	3,071	3,070
Remaining years	20,334	11,263	9,071

Total minimum lease payments	$49,999	$25,548	$24,451

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s rental expense under operating leases was approximately $3,309,000, $5,564,000 and $1,799,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Contingencies

E-Tek Litigation

On December 7, 1999, before the effective date of the Company’s initial public offering, E-Tek Dynamics, Inc. (E-Tek), now a subsidiary of JDS Uniphase, filed a complaint with the Superior Court of California, County of Santa Clara. E-Tek initially named the Company and Ma Li, a third party individual not associated with Avanex, as defendants in the complaint. E-Tek has recently amended its complaint to add Edward Ning, an employee of Avanex, as an additional named defendant.

E-Tek’s complaint alleges that the Company, through Ma Li and Edward Ning, has participated in illegal recruitment of E-Tek employees. Specifically and without limitation, E-Tek alleges that the Company worked through Edward Ning, who then worked through Ma Li, to recruit and hire E-Tek employees in violation of Ma Li’s agreement with E-Tek. Ma Li has agreed to a permanent injunction, and E-Tek has subsequently dismissed its case against Ma Li. E-Tek seeks a permanent injunction, damages to be determined at trial, and costs and attorney’s fees. The Company believes that this allegation is without merit and intends to vigorously defend against it. The Company believes that this complaint will not have a material effect on our business, financial position, results of operations or cash flows. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm its business, financial condition, results of operations or cash flows.

IPO Class Action Lawsuit

On August 6, 2001, the Company, certain of the Company’s officers and directors, and various underwriters in our initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporationet al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s IPO. Plaintiffs bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of the Company’s directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 300 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm its business, financial condition, results of operations or cash flows.

High Hopes and Hon Hai Lawsuit

On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against Avanex alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages in an amount of no less than $41,500,000, with interest thereon, as well as punitive damages, attorneys’ fees and costs. Avanex has not

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

yet answered the complaint but has challenged its sufficiency in a motion filed with the Court that is expected to be heard at the end of September 2002. No discovery has been conducted. However, Avanex has reviewed the complaint and the matters related thereto and based on such review, believes that the claims are without merit and that resolution of this action will not have a material adverse effect on its business or financial condition. In addition, Avanex believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm its business, financial condition, results of operations or cash flows.

From time to time, the Company may be subject to other claims, which arise in the normal course of business. Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows in a particular period.

7. Financing Arrangements

Short-Term Borrowing

In July 1999, the Company secured a revolving line of credit from a financial institution, which allows maximum borrowings up to $3,750,000, which was increased to $10 million in July 2000 and to $20 million in June 2001. The line bears interest at prime and, at June 30, 2002 the effective interest rate was 4.75%. The Company has pledged all of its assets as collateral for this line. This line of credit requires the Company to comply with specified covenants. At June 30, 2002 and 2001, the Company had borrowings of $6,035,000 and $6,488,000 against this line, respectively. The revolving credit agreement terminated on September 10, 2002 and the Company is in the process of renegotiating the agreement.

Long-Term Debt

In February 2001, the Company entered into a loan and security agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $3,000,000 to be used to finance the acquisition of equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan was 10.4%. This loan was repaid in fiscal 2002.

In February 2001, the Company entered into a loan agreement with a financial institution to borrow $2,269,000 to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate is 9.406%. As of June 30, 2002, the Company had $1,542,000 outstanding.

Payments due under financing arrangements as of June 30, 2002 are as follows (in thousands):

Years ending June 30,
2003	$763
2004	763
2005	191

Total payments	1,717
Amounts representing interest	(175)

Present value of net remaining payments	1,542
Less current portion	645

Long-term portion	$897

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Payments due under capital lease agreements for certain equipment as of June 30, 2002 are as follows (in thousands):

	Total Cash Obligation	Amount Included in Accrued Restructuring Liability	Remaining Obligation
Years ending June 30,
2003	$6,428	$1,244	$5,184
2004	5,117	1,244	3,873
2005	2,537	473	2,064

Total minimum lease payments	14,082	2,961	11,121
Amount representing interest	(1,775)	(497)	(1,278

Present value of net minimum lease payments	12,307	2,464	9,843
Less current portion	5,310	935	4,375

Long-term portion	$6,997	$1,529	$5,468

At June 30, 2002 and 2001, equipment amounting to approximately $15,726,000 and $15,318,000, respectively, was capitalized under capital leases. Related accumulated amortization at June 30, 2002 and 2001 amounted to approximately $7,002,000 and $3,702,000, respectively. The lease agreements are payable in monthly installments through May 2005, bearing interest at rates between 8.5% and 15.5% per annum, and are fully secured by the related equipment.

8. Acquisitions

On November 19, 2001, the Company acquired LambdaFlex Inc., (“LambdaFlex”), a start-up Company that had been developing intelligent optical modules for increased network flexibility. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of LambdaFlex subsequent to the acquisition date. The total purchase price of approximately $12.7 million included consideration of 2,750,318 shares of Avanex common stock, the issuance of options to purchase an aggregate of 106,801 shares of Avanex common stock in exchange for options to purchase LambdaFlex common stock and direct transaction costs.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the consideration paid by the Company (in thousands):

	Holographix	LambdaFlex
Value of securities issued	$40,287	$11,936
Assumption of options	55,783	429

	96,070	12,365
Transaction costs and expenses	3,077	366

	$99,147	$12,731

The following is a summary of the purchase price allocation for each acquisition (in thousands):

	Holographix	LambdaFlex
Purchase Price Allocation:
Tangible net assets (liabilities)	$(1,509)	$(46)
Intangible assets acquired:
Developed technology	2,400	—
Assembled workforce	300	155
In-process research and development	4,700	5,445
Deferred compensation	43,579	577
Goodwill	49,677	6,600

Total purchase price	$99,147	$12,731

In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 25% for Holographix and 30% for LambdaFlex. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

The acquired developed technology for Holographix, which is comprised of products that are already technologically feasible, mainly includes holographic based laser scanning systems and the recording of custom holographic master gratings. The Company is amortizing the acquired existing technology of approximately $2.4 million on a straight-line basis over an average estimated remaining useful life of 5 years.

The acquired assembled workforce for both Holographix and LambdaFlex is being amortized on a straight-line basis over an estimated remaining useful life of 3 years.

Deferred compensation is recognized for the intrinsic value of the unvested Avanex options exchanged for options held by employees of Holographix and LambdaFlex, and is being amortized over the remaining vesting period, of approximately 4 years and 3 years, respectively. Deferred compensation relating to an option that Holographix granted to one consultant is accounted for using the Black-Scholes method and the option is subject to periodic revaluations over the vesting terms. The expense is recognized as the option vests.

Goodwill represents the excess of the purchase price over the fair value of the underlying net identifiable assets and deferred compensation. Goodwill relating to Holographix acquisition is being amortized on a straight-line basis over its estimated remaining useful life of 5 years. Recently issued accounting pronouncement

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method for acquisitions completed after June 30, 2001. Accordingly, the Company is not amortizing the goodwill resulting from the acquisition of LambdaFlex. The Company will be using an impairment-only method to evaluate all goodwill starting July 1, 2002 (see Note 1).

9. Stockholders’ Equity

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

In January 2000, the Company adopted the 1999 Director Option Plan (the “Director Plan”). Non-employee directors are entitled to participate in the Director Plan. A total of 300,000 shares of the Company’s common stock have been reserved for issuance under the Director Plan, plus automatic annual increases beginning on July 1, 2000 equal to the lesser of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. The Director Plan generally provides for an automatic initial grant of an option to purchase 40,000 shares of our common stock to each non-employee director on the date when a person first becomes a non-employee director. After the initial grant, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of the Company’s common stock each year on the date of the Company’s annual stockholders’ meeting. Grants generally shall have a term of 10 years. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. Each subsequent option grant will fully vest on the anniversary of its date of grant. The exercise price of all options will be 100% of the fair market value per share of our common stock on the date of grant.

In July 2000, the Company assumed options to purchase 709,047 shares (on a converted basis) in connection with the acquisition of all of the assets and some liabilities of Holographix. The assumed stock

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options are governed by the terms and conditions of their respective Holographix stock option agreements and the 2000 Holographix stock plan. Options expire ten years after the grant date or earlier upon termination of an optionee’s services to the Company. Generally, the Holographix options vest as to 25% of the shares on the first anniversary of the grant date and 1/48 per month thereafter.

In November 2001, the Company assumed options to purchase 106,801 shares in connection with the acquisition of LambdaFlex. The assumed stock options are governed by the terms and conditions of their respective LambdaFlex stock option agreements and the LambdaFlex, Inc. 2000 Stock Plan. Options expire ten years after the grant date or earlier upon termination of an optionee’s services to the Company. Generally, LambdaFlex options vest as to 25% of the shares on the first anniversary of the grant date and 1/48 per month thereafter.

Stock option activity under the option plans and the director plan is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at June 30, 1999	988,800	$0.05
Options granted	4,109,654	10.71
Options exercised	(753,897)	0.82
Options canceled	(355,551)	4.82

Balance at June 30, 2000	3,989,006	10.45
Options granted	4,338,608	44.76
Options assumed in Holographix acquisition	709,047	3.85
Options exercised	(1,161,132)	2.51
Options canceled	(587,527)	53.67

Balance at June 30, 2001	7,288,002	28.02
Options granted	8,878,170	5.03
Options assumed in LambdaFlex acquisition	106,804	0.39
Options exercised	(478,423)	1.82
Options canceled	(3,097,405)	33.45

Balance at June 30, 2002	12,697,148	$11.38

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares As of June 30, 2002	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares As of June 30, 2002	Weighted- Average Exercise Price
$0.03– 4.67	1,924,191	7.59	$2.06	817,235	$1.93
4.89– 6.96	7,101,681	9.29	5.12	621,061	5.48
7.45– 15.63	2,740,990	8.74	12.94	968,681	13.12
17.19– 46.50	232,000	7.72	29.14	122,280	29.37
51.39– 98.50	448,600	8.06	69.71	238,012	69.36
100.00–142.00	249,686	8.20	122.59	137,433	121.26

$0.03–142.00	12,697,148	8.82	$11.38	2,904,702	$18.75

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and 1/48 per month thereafter. During the years ended June 30, 2002, 2001 and 2000, the Company issued 1,000,000, 90,000 and 4,956,165 shares, respectively, under the Option Plan. Shares subject to repurchase were 2,037,418 shares as of June 30, 2002, 5,039,922 shares as of June 30, 2001, 11,929,780 shares as of June 30, 2000. For the year ended June 30, 2002, 2001 and 2000, the Company repurchased 178,011, 766,667 and 2,615,625 shares, respectively, under the Option Plan.

The weighted-average fair value of stock options and share purchase rights granted at fair value and below fair value during fiscal 2002 was $3.98 and $6.24, respectively. The weighted-average fair value of stock options and share purchase rights granted at fair value and below fair value during fiscal 2001 was $33.70 and $77.22, respectively. The weighted-average deemed fair value of stock options and share purchase rights granted during fiscal 2000 was $10.44.

For the years ended June 30, 2002, 2001 and 2000, the Company recorded deferred stock compensation of $8,538,000, $51,132,000, and $53,508,000, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such stock options and share purchase rights were granted. The fair value of options and share repurchase rights granted prior to the Company’s initial public offering was based on the Company’s retrospective review of the primary business factors underlying the value of its common stock on the dates such grants were made, viewed in light of the Company’s initial public offering and the expected initial public offering price per share. The fair value of stock options and share purchase rights granted subsequent to the initial public offering was based on the actual stock closing price on the day previous to the date of grant. For the years ended June 30, 2002, 2001 and 2000, the Company recorded amortization of deferred stock compensation of $16,954,000, $43,867,000 and $27,713,000, respectively. At June 30, 2002, the Company had $11,999,000 of remaining unamortized deferred compensation. Such amount is included as a reduction of stockholders’ equity and is being amortized over the vesting period.

As of June 30, 2002, Walter Alessandrini, the Chairman of the Board of the Company, held 1,075,715 shares of the Company’s common stock issued pursuant to restricted stock purchase agreements dated October 8, 1999 and March 6, 1999, that provide for a right of repurchase by the Company in the event that Mr. Alessandrini ceased being a service provider to the Company. The Company’s Board of Directors has agreed to release such shares from the Company’s right of repurchase. Due to the modification of the original award’s vesting terms, a new measurement date for stock compensation purposes occurred. The Company will recognize compensation expense up to approximately $2.6 million, if Mr. Alessandrini ultimately retains any of the shares that would otherwise have been forfeited under the award’s original vesting terms.

For the years ended June 30, 2002, 2001 and 2000, the Company recorded stock compensation expense of $28,000, $6,360,000 and $3,707,000, respectively related to common stock options granted to consultants. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: weighted-average risk free interest rate of 5.2% in fiscal 2002 and 5.5% in fiscal 2001 and 2000, contractual life of ten years, volatility of 1.01 in fiscal 2002, 0.90 in fiscal 2001 and 0.75 in fiscal 2000, and no dividend yield.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding net loss and net loss per common share under the fair value method for options and share repurchase rights granted prior to the Company’s initial public offering was estimated at the

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended June 30,
	2002	2001	2000
Risk-free interest rate	3.7%	5.5%	5.5%
Dividend yield	—	—	—
Weighted-average expected life	3 years	3 years	5 years
Volatility	1.01	0.90	0.90

For options granted before February 3, 2000, the minimum value method was used to determine their value, therefore no volatility was used and the other assumptions were the same.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2002	2001	2000
Net loss:
As reported	$(77,777)	$(119,532)		$(76,428)
Pro forma	$(98,964)	$(165,887)	)$	(79,772)
Basic and diluted net loss per common share:
As reported	$(1.21)	$(2.07)		$(3.07)
Pro forma	$(1.54)	$(2.88)		$(3.20)

The pro forma impact of options on the consolidated net loss attributable to common stockholders for the years ended June 30, 2002, 2001 and 2000 is not representative of the effects on consolidated net income (loss) attributable to common stockholders for future years, as future years will include the effects of additional stock option grants.

1999 Employee Stock Purchase Plan

In January 2000, the Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) for its employees. A total of 525,000 shares of the Company’s common stock has been reserved for issuance under the Stock Purchase Plan, plus automatic annual increases beginning on July 1, 2000 equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. The Stock Purchase Plan permits participants to purchase the Company’s common stock through payroll deductions of up to 10% of the participant’s compensation. The maximum number of shares a participant may purchase during each offering period is 3,000 shares. The price of common stock purchases will be 85% of the lower of the fair market value at the beginning of the offering period and the

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ending of the offering period. As of June 30, 2002, 169,100 shares have been issued under the Stock Purchase Plan.

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

Shares Reserved

Common stock reserved for future issuance is as follows:

June 30, 2002
Stock options:
Options outstanding	12,697,148
Reserved for future grants	4,406,105
Employee stock purchase plan	1,651,623

Total common stock reserved for future issuance	18,754,876

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended June 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$36,632	$20,624
Stock option compensation	971	8,172
Inventory reserves	13,279	16,996
Restructuring charges	6,676	7,443
Other	7,435	6,947

Total deferred tax assets	64,993	60,182
Valuation allowance	(63,113)	(52,285)

Net deferred tax assets	1,880	7,897

Deferred tax liabilities:
Purchased intangibles	(1,880)	(7,897)

Total deferred tax liabilities	(1,880)	(7,897)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $10.8 million, $35.3 million, and $13.2 million in the years ended June 30, 2002, 2001 and 2000, respectively.

Deferred tax assets related to net operating loss carryforwards at June 30, 2002 include approximately $12.4 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

As of June 30, 2002, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $98.0 million, which expire in years 2012 through 2022. The Company also has net operating loss carry-forwards for state income tax purposes of approximately $54.0 million expiring in the years 2006 through 2012. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

The Company had net sales by geographical region as follows (in thousands):

	Years Ended June 30,
	2002	2001	2000
North America	$23,737	$81,824	$38,706
Asia	6,653	40,392	2,037
Europe	3,296	9,028	—

	$33,686	$131,244	$40,743

Revenues are attributed to geographical regions based on the location of the customer.

To date, revenues have been principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which accounted for 89%, 99% and 100% of net revenues in fiscal 2002, 2001 and 2000, respectively.

The following table summarizes information on customers that accounted for over 10% of revenue:

	Percent of Net Revenue			Percent of Accounts Receivable at June 30,
Customer	2002	2001	2000	2002	2001
A	32	*	*	14	—
B	19	30	*	—	58
C	16	36	92	12	6
D	12	11	*	24	3

Total	79%	77%	92%	50%	67%

*	less than 10%

The Company currently purchases several key parts and components used to manufacture its products from limited sources of supply.

13. Subsequent Events (unaudited)

Avanex and Oplink Communications entered into an Agreement and Plan of Reorganization on March 18, 2002, pursuant to which Avanex intended to acquire all of the outstanding capital stock of Oplink. The Merger was subject to approval by the stockholders of Oplink and Avanex. While the stockholders of Avanex approved the issuance of Avanex common stock in connection with the Merger, the stockholders of Oplink failed to approve the Merger on August 15, 2002. As of June 30, 2002 Avanex had $2.6 million in related acquisition costs included in other assets in the accompanying balance sheet, which will be expensed during the first quarter of fiscal 2003.

In the first quarter of fiscal 2003, the Company announced a restructuring program to reduce its operating spending and reduce its employee headcount over the next three quarters. The restructuring will result in, among other things, a significant reduction in the size of our workforce, consolidation of the Company’s facilities and increased reliance on outsourced, third-party manufacturing, primarily in China.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been none.

PART III

Item 10.     Directors and Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year, except that the information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers” at the end of Part I of this Report on Form 10-K.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements

(1) Index to Financial Statements

The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

(2) Financial Statements Schedules

The following financial statement schedule of Avanex Corporation for each of the past three years in the period ended June 30, 2002 should be read in conjunction with the Consolidated Financial Statements of Avanex Corporation.

Schedule II—Valuation and Qualifying Accounts
Allowance For Doubtful Accounts:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Write-Offs	Balance at End of Period
Year ended June 30, 2000	$30,000	$422,000	$—	$452,000
Year ended June 30, 2001	$452,000	$557,000	$—	$1,009,000
Year ended June 30, 2002	$1,009,000	$307,000	$396,000	$920,000

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

See Item 14(c) below.

(b) Reports on Form 8-K

On April 24, 2002, the Registrant filed a Current Report on Form 8-K reporting the third quarter earnings press release for the quarter ended March 31, 2002.

(c) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, County of Alameda, State of California, on September 20, 2002.

AVANEX CORPORATION

By:	/S/ JESSY CHAO
Jessy Chao
Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Engle and Jessy Chao, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WALTER ALESSANDRINI Walter Alessandrini	Director and Chairman of the Board	September 20, 2002

/S/ PAUL ENGLE Paul Engle	President, Chief Executive Officer and Director (principal executive officer)	September 20, 2002

/S/ JESSY CHAO Jessy Chao	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	September 20, 2002

/S/ VINT CERF Vint Cerf	Director	September 20, 2002

/S/ FEDERICO FAGGIN Federico Faggin	Director	September 20, 2002

/S/ TODD BROOKS Todd Brooks	Director	September 20, 2002

/S/ JOEL A. SMITH III Joel A. Smith III	Director	September 20, 2002

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Paul Engle, certify that:

1.	I have reviewed this annual report on Form 10-K of Avanex Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 20, 2002

/S/ PAUL ENGLE
Paul Engle President and Chief Executive Officer

I, Jessy Chao, certify that:

1.	I have reviewed this annual report on Form 10-K of Avanex Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 20, 2002

/S/ JESSY CHAO
Jessy Chao Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

3.2	Bylaws of the Registrant, as amended to date.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (which is incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

4.3
Preferred Stock Rights Agreement, dated as of July 26, 2001, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to the Registrant’s Form 8-A filed on August 24, 2001).

4.4
First Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to the Registrant’s Form 8-A/A filed on March 28, 2002).

10.1*
Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.2*
1998 Stock Plan, as amended, and forms of agreement thereunder (which is incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

10.3*	1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.4*	1999 Director Option Plan, as amended (which is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.5	Holographix Inc. 1996 Stock Option Plan, as amended (which is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 3, 2000).

10.6*	Holographix Inc. 2000 Stock Option Plan, as amended (which is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 3, 2000).

10.7	LambdaFlex, Inc. 2000 Stock Plan (which is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on November 29, 2001).

10.8*
Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.9*	Form of stock option agreement between the Registrant and certain of its executive officers.

10.10*	Forms of stock option agreements between the Registrant and certain of its directors.

10.11*
Employment Letter between the Registrant and Walter Alessandrini dated March 2, 1999 (which is incorporated herein by reference to the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.12*
Employment Letter between the Registrant and Simon Xiaofan Cao dated January 2, 1998 (which is incorporated herein by reference to the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.13*
Founder’s Stock Purchase Agreement between the Registrant and Simon Xiaofan Cao dated January 13, 1998 (which is incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement No. 333-92097 on Form S-1 filed on December 20, 1999).

Exhibit Number	Description of Exhibits

10.14*
Terms of Employment between the Registrant and Paul Engle dated September 19, 2000 (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2000).

10.15*
Restricted Stock Award Agreements dated as of September 19, 2000, February 14, 2001, and August 16, 2001, between the Registrant and Paul Engle (which are incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement No. 333-85906 on Form S-4 filed on May 30, 2002).

10.16*
Secured Promissory Note held by the Registrant for Paul Engle dated September 25, 2000 (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2000).

10.17*
Stock Option Agreements dated as of April 30, 2001, and November 5, 2001, between the Registrant and Paul Engle (which are incorporated herein by reference to the Registrant’s Amendment No.2 to Registration Statement No. 333-85906 on Form S-4 filed on May 30, 2002).

10.18*
Employment Letter between the Registrant and Paul Shi-Qi Jiang dated January 2, 1998 (which is incorporated herein by reference to the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.19†
Patent License Agreement between Fujitsu Limited and the Registrant dated July 15, 1998 (which is incorporated herein by reference to the Registrant’s Amendment No. 4 to Registration Statement No. 333-92097 on Form S-1 filed on January 31, 2001).

10.20†
Letter clarifying the Patent License Agreement between Fujitsu Limited and the Registrant dated July 1, 1998 (which is incorporated herein by reference to the Registrant’s Amendment No. 4 to Registration Statement No. 333-92097 on Form S-1 filed on January 31, 2001).

10.21
Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.22†
International Distributor Agreement between the Registrant and Hakuto Co., Ltd., dated November 1999 (which is incorporated herein by reference to the Registrant’s Amendment No. 4 to Registration Statement No. 333-92097 on Form S-1 filed on January 31, 2001).

10.23
Cost Sharing Agreement between the Registrant and Avanex Cayman dated December, 1999 (which is incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

10.24†
International Distributor Agreement between the Registrant and Sun Instruments dated December 20, 1999 (which is incorporated herein by reference to the Registrant’s Amendment No. 4 to Registration Statement No. 333-92097 on Form S-1 filed on January 31, 2001).

10.25
Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

10.26
Amended and Restated Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated July 10, 2000 (which is incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 21, 2000).

10.27
Lease Agreement between GAL_LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2000).

Exhibit Number		Description of Exhibits

10.28
Lease Agreement between CFH Realty II/Glenville, L.P. and the Registrant for the building at 1801 N. Glenville Drive, Richardson, Texas dated August 9, 2000 (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2000).

10.29
Second Amendment to Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated January 2, 2001 (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 15, 2001).

10.30
Third Amendment to Amended and Restated Revolving Credit and Security Agreement dated July 19, 2001 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2001).

10.31	†	OEM Purchase and Sale Agreement by and between Nortel Networks Corporation, the Registrant and Avanex Cayman dated April 28, 2000.

21.1		List of subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney (See page 77).

99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

†	Confidential treatment requested.
*	Indicates management contract or compensatory plan or arrangement.