Form 10-Q
period 2002-09-30
AVANEX CORP
filed 2002-10-29
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES    ☒            NO    ☐

There were 69,183,675 shares of the Company’s Common Stock, par value $.001 per share, outstanding on October 15, 2002.

AVANEX CORPORATION
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AVANEX CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2002	June 30, 2002
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,004	$29,739
Short-term investments	98,892	106,346
Accounts receivable, net	2,986	4,855
Inventories	2,757	6,515
Other current assets	615	801

Total current assets	126,254	148,256
Long-term investments	42,287	40,984
Property and equipment, net	13,168	18,872
Intangibles, net	1,357	1,477
Goodwill (Note 3)	—	37,500
Other assets	660	3,308

Total assets	$183,726	$250,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$6,035
Accounts payable	4,702	2,539
Current portion of restructuring charges	5,718	4,349
Other accrued expenses	2,883	3,947
Warranty	3,366	3,842
Current portion of long-term obligations	4,837	5,020
Accrued compensation and related expenses	2,444	2,942
Deferred revenue	485	671

Total current liabilities	24,435	29,345

Restructuring charges	23,757	16,689
Long-term obligations	5,357	6,365

Total liabilities	53,549	52,399

Commitments and contingencies

Stockholders’ equity:
Common stock	69	69
Additional paid-in capital	493,922	495,288
Notes receivable from stockholders	(1,107)	(1,265)
Deferred compensation	(8,593)	(11,999)
Accumulated deficit	(354,114)	(284,095)

Total stockholders’ equity	130,177	197,998

Total liabilities and stockholders’ equity	$183,726	$250,397

See accompanying notes.

AVANEX CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Net revenue	$5,215	$7,178
Cost of revenue	10,602	9,471
Stock compensation	17	195

Gross loss	(5,404)	(2,488)
Operating expenses:
Research and development	5,820	5,782
Sales and marketing	1,314	1,469
General and administrative	1,716	1,804
Stock compensation (1)	1,908	6,213
Amortization of intangibles	120	2,619
Restructuring charges (recovery)	12,745	(331)
Merger expense	4,126	—

Total operating expenses	27,749	17,556

Loss from operations	(33,153)	(20,044)
Interest and other income	1,138	2,534
Interest and other expense	(504)	(927)

Loss before cumulative effect of an accounting change	(32,519)	(18,437)
Cumulative effect of an accounting change to adopt SFAS 142 (Note 3)	(37,500)	—

Net loss	$(70,019)	$(18,437)

Loss per share before cumulative effect of an accounting change	$(0.48)	$(0.30)
Cumulative per share effect of an accounting change to adopt SFAS 142	(0.56)	—

Basic and diluted net loss per common share	$(1.04)	$(0.30)

Weighted-average number of shares used in computing basic and diluted net loss per common share	67,629	61,244

(1) Below is the allocation of stock compensation expense:
Research and development	$1,035	$2,531
Sales and marketing	(99)	207
General and administrative	972	3,475

	$1,908	$6,213

See accompanying notes.

AVANEX CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(70,019)	$(18,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,733	2,476
Amortization of intangibles	120	2,619
Stock compensation	1,925	6,408
Provision for excess inventory	3,672	2,915
Non-cash portion of restructuring charges	3,103	—
Charge for merger expenses	4,126	—
Cumulative effect of an accounting change (Note 3)	37,500	—
Changes in operating assets and liabilities:
Accounts receivable	1,869	11,199
Inventories	86	584
Other current assets	186	(157)
Other assets	30	(9)
Accounts payable	2,163	(7,461)
Accrued compensation and related expenses	(498)	(1,130)
Accrued restructuring	8,151	(3,274)
Warranty	(476)	(9)
Other accrued expenses and deferred revenue	(1,400)	(1,773)

Net cash used in operating activities	(6,729)	(6,049)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(27,993)	(45,743)
Maturities of held-to-maturity securities	34,144	59,474
Purchases of property and equipment	(131)	(952)
Other assets	(1,073)	—

Net cash provided by investing activities	4,947	12,779

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(1,191)	(1,240)
Payments on short-term borrowings	(6,035)	—
Proceeds from short-term borrowings	—	4,057
Net proceeds from issuance of common stock	273	440
Proceeds from payments of stockholders’ notes receivable	—	402

Net cash provided by (used in) financing activities	(6,953)	3,659

Net increase (decrease) in cash and cash equivalents	(8,735)	10,389
Cash and cash equivalents at beginning of period	29,739	79,313

Cash and cash equivalents at end of period	$21,004	$89,702

See accompanying notes.

AVANEX CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2002, and for the three months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2002, the consolidated operating results for the three months ended September 30, 2002 and 2001, and the consolidated cash flows for the three months ended September 30, 2002 and 2001. The consolidated results of operations for the three months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2003.

The condensed consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date, but does not include the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended June 30, 2002.

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarter of fiscal 2003 and 2002 ended on September 27, 2002 and September 28, 2001, respectively.

2.    Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of (in thousands):

	September 30, 2002	June 30, 2002
Raw materials	$2,153	$2,560
Work-in-process	229	3,145
Finished goods	375	810

	$2,757	$6,515

In the first quarter of fiscal 2003 and 2002, the Company recorded charges to cost of revenue of $3.7 million and $2.9 million for excess and obsolete inventory. In the first quarter of fiscal 2003, the $3.7 million provision was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and the remaining $1.1 million was due to excess inventory as a result of decreased demand for our products. For the same quarter in the prior fiscal year, the $2.9 million provision was due to significant decrease in demand for our products, which began in the second half of fiscal 2001. Management does not believe it can sell or use this inventory in the future.

In the first quarter of fiscal 2003, the Company sold inventory previously written-off with original cost totaling $0.9 million due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers unexpectedly ordered products (that included these components) in excess of the Company’s estimates. The total cost of inventory written-off to date is approximately $47.2 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $6.3 million have been sold, items representing $1.3 million have been consumed in research and development activities, items representing $9.3 million have been discarded, and items representing $30.3 million are on hand. The ultimate disposition of this inventory will occur as the Company transitions its manufacturing to third-party manufacturers in China.

In addition, the cost of revenue in the first quarter of fiscal 2003 was reduced by a $0.4 million reduction of warranty accrual. The warranty accrual was reduced to align the balance with the Company’s current estimated related future costs.

3.    Accounting for Goodwill

In accordance with the adoption of SFAS 142, the Company has performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of July 1, 2002. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. The Company believes it operates as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal 2003. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

The fair value of the reporting unit was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment.

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. The Company reclassified $314,000 of net assembled workforce to goodwill as of July 1, 2002.

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
Reported loss before cumulative effect of an accounting change	$(32,519)	$(18,437)
Add back goodwill (including assembled workforce) amortization	—	2,499

Adjusted loss before cumulative effect of an accounting change	(32,519)	(15,938)
Cumulative effect of an accounting change	(37,500)	—

Adjusted net loss	$(70,019)	$(15,938)

	Three Months Ended September 30,
	2002	2001
Adjusted basic net loss per share:
Reported basic net loss per share before cumulative effect of an accounting change	$(0.48)	$(0.30)
Add back goodwill (including assembled workforce) amortization	—	0.04

Adjusted basic loss per share before cumulative effect of an accounting change	(0.48)	(0.26)
Cumulative effect of an accounting change	(0.56)	—

Adjusted basic and diluted net loss per share	$(1.04)	$(0.26)

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2002	2001	2000
Reported net loss before cumulative effect of an accounting change	$(77,777)	$(119,532)	$(38,685)
Add back goodwill (including assembled workforce) amortization	10,022	9,213	—

Adjusted net loss	(67,755)	(110,319)	(38,685)
Stock accretion	—	—	(37,743)

Adjusted net loss attributable to common stockholders	$(67,755)	$(110,319)	$(76,428)

Adjusted basic net loss per share:
Reported basic net loss per share	$(1.21)	$(2.07)	$(3.07)
Add back goodwill (including assembled workforce) amortization	0.16	0.16	—

Adjusted basic and diluted net loss per share	$(1.05)	$(1.91)	$(3.07)

Shares used in computing net loss and adjusted net loss per share	64,308	57,620	24,936

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) (in thousands):

Total
Balance at July 1, 2002	$37,186
Workforce transferred to goodwill	314

Adjusted balance at July 1, 2002	37,500
Transitional impairment loss	(37,500)

Balance September 30, 2002	$—

The following table reflects intangible assets subject to amortization (in thousands):

	September 30, 2002	June 30, 2002(1)
Developed Technology
Gross carrying amount	$2,400	$2,400
Accumulated amortization	(1,043)	(923)

Net carrying amount	$1,357	$1,477

(1)	Reflects the value of intangibles after reclassification of assembled workforce to goodwill described in the preceding table.

The amortization expense on these intangible assets for the three months ended September 30, 2002 was $120,000. Estimated amortization expense for each of the four fiscal years ending June 30, is as follows (in thousands):

Year	Amount
2003	$480
2004	480
2005	480
2006	37

4.    Restructuring Charge

During the first quarter of fiscal 2003, the Company announced a restructuring program to downsize its workforce, primarily in manufacturing. In addition, the Company announced the closing of its facility in Richardson, Texas and integrating the functions in Richardson into its facility in Fremont, California. Doing so realigned resources with the then current business outlook and reduced the Company’s cost structure. As a result of this restructuring program, the Company recorded a restructuring charge of $12.7 million in the first quarter of fiscal 2003.

Workforce Reduction

The Company is reducing its workforce by a total of 146 employees, primarily in manufacturing functions. The involuntary employee separations primarily occurred in September 2002 although some will occur in December 2002. The Company recorded a charge of $2.1 million for employee separations, which included termination benefits and related expenses.

Abandonment of Excess Equipment

The Company abandoned excess equipment and leasehold improvements and recorded a charge of $3.1 million. The equipment was abandoned because it was no longer required to support expected operating levels and, given the downturn in the Company’s industry, the Company concluded it could not be sold.

Abandonment of Excess Leased Facilities

The Company is attempting to sublease approximately 46,000 square feet at its Fremont, California facility, as well as the remaining portion of the facilities leased by the Company at its Richardson, Texas facility. In September 2002, the Company engaged a real estate broker to sublease the vacated space within these two buildings. Given the current real estate market conditions, the Company does not expect to be able to sublease these buildings before the third quarter of fiscal year 2004. As a result, the Company recorded a charge of $7.5 million.

A summary of the accrued restructuring charges is as follows (in thousands):

	Total Charge in September 2002	Non-Cash Credit/ (Charges)	Cash Payments	Accrued Restructuring Charges at September 30, 2002
Workforce reduction	$2,114	$—	$(513)	$1,601
Abandonment of excess equipment	3,103	(3,103)	—	—
Abandonment of excess leased facilities.	7,528	286	—	7,814

Total	$12,745	$(2,817)	$(513)	$9,415

Remaining cash expenditures relating to workforce reduction will be paid through the third quarter of fiscal 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2010.

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to realign resources in response to the changes in its industry and customer demand. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. During the third quarter of fiscal 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the city where the facilities are located. After considering information provided to the Company by its leasing agent, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased by June 30, 2002 as originally planned. As a result, the Company recorded an additional charge of $17.2 million relating to these facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through September 2003.

A summary of the accrued restructuring charges is as follows (in thousands):

	Accrued Restructuring Charges at June 30, 2002	Cash Payments	Accrued Restructuring Charges at September 30, 2002
Abandonment of excess leased facilities.	$18,574	$(756)	$17,818
Capital leases	2,464	(222)	2,242

Total	$21,038	$(978)	$20,060

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease term through 2010. Capital leases payments are due over the leases terms through third quarter of fiscal 2005.

A summary of the two accrued restructuring charges is as follows (in thousands):

	Total accrued restructuring charges
	September 30, 2002	June 30, 2002
Total accrued restructuring charges	$29,475	$21,038
Less current portion	5,718	4,349

Long-term portion	$23,757	$16,689

5.    Financing Arrangements

In September 2002, the Company renewed a revolving line of credit from a financial institution, which allows maximum borrowings up to $15.0 million, of which zero was drawn down at September 30, 2002. The line of credit requires the Company to comply with specified covenants. The agreement terminates September 30, 2003, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

6.    Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
Loss before cumulative effect of an accounting change	$(32,519)	$(18,437)
Cumulative effect of an accounting change to adopt SFAS 142	(37,500)	—

Net loss	$(70,019)	$(18,437)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	69,509	65,867
Less: weighted-average number of shares subject to repurchase	(1,880)	(4,623)

Weighted-average number of shares used in computing basic and diluted net loss per common share	67,629	61,244

Loss per share before cumulative effect of an account change	$(0.48)	$(0.30)
Cumulative per share effect of an accounting change to adopt SFAS 142	(0.56)	—

Basic and diluted net loss per common share	$(1.04)	$(0.30)

7.    Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan (see Note 4). The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The statements contained in this report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results”. The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited consolidated financial statements and notes for the year ended June 30, 2002, included in our Form 10-K filed with SEC on September 20, 2002.

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to communication service providers and optical system manufacturers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

We, like many of our peers in the communications equipment industry, have been adversely affected by the general economic downturn, and particularly by the significant reduction in telecommunications equipment spending. Due to the continued weakness in the general economy, and the telecommunications sector in particular, revenue in the first quarter of fiscal 2003 was significantly less than the first quarter of fiscal 2002, putting downward pressure on margins and profits.

Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management’s expectations of future revenues. Although management has taken and will continue to take measures to reduce expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely.

In the first quarter of fiscal 2003, we announced a restructuring program to reduce our operating spending and reduce our employee headcount over the next three quarters. The restructuring will result in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing, primarily in China. We anticipate that we may initiate future restructuring actions similar in nature to past restructuring actions, which are likely to result in charges that could have a material effect on our results of operations or financial position.

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

To date, our revenues have been principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which together accounted for 71% of net revenue in the quarter ended September 30, 2002.

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

Amortization of Intangibles.    A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to July 1, 2002 goodwill and purchased intangibles were amortized to expense over their estimated useful lives. Subsequent to June 30, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but rather are subject to an annual impairment test. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

Restructuring Charges.    Restructuring charges generally include termination costs for employees and excess manufacturing equipment and facilities associated with formal restructuring plans.

Merger Expense.    Merger expense generally includes costs incurred in connection with transactions that are not completed.

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

In estimating obsolete and excess inventory, we use a three-month demand forecast. We also consider: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we might need to make additional write-offs of inventory in future periods.

Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets.    We review long-lived assets other than goodwill and indefinite lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets other than goodwill and indefinite lived intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

We adopted SFAS 142 on July 1, 2002. We reclassified assembled workforce net of related amortization of $314,000 to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe we operate as one reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

In the first quarter of fiscal 2003, we completed the required transitional impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, we have incurred a transitional impairment charge of $37.5 million representing all of our goodwill. This impairment charge is reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003.

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

Restructuring.    We have recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. Actual costs may differ from these estimates, as happened in the quarter ended March 31, 2002. See Note 4 to “Notes to Condensed Consolidated Financial Statements”.

Purchase Accounting.    We account for business combinations under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations. The remaining values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

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

Results of Operations

Net Revenue

Net revenue for the quarter ended September 30, 2002 was $5.2 million, compared to $7.2 million for the quarter ended September 30, 2001. In the quarter ended September 30, 2002, three customers each accounted for greater than 10% of net revenue and combined accounted for 61% of net revenue. This compares to three customers that each accounted for greater than 10% of net revenue in the quarter ended September 30, 2001 and combined accounted for 83% of net revenue. The quarterly decrease in net revenue was primarily due to the substantial decrease of shipments to customers, reflecting reduced capital spending by telecommunication carriers. If this decline continues, our net revenue will be adversely impacted in future periods.

Cost of Revenue

Cost of revenue for the quarter ended September 30, 2002 was $10.6 million, compared to $9.5 million for the quarter ended September 30, 2001, an increase of $1.1 million. We recorded provisions for excess and obsolete inventory of $3.7 million and $2.9 million in the quarters ended September 30, 2002 and 2001. In the first quarter of fiscal 2003, the $3.7 million provision was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and the remaining $1.1 million was due to excess inventory as a result of decreased demand for our products. For the same quarter in the prior fiscal year, the $2.9 million provision was due to significant decrease in demand for our products, which began in the second half of fiscal 2001. In the quarter ended September 30, 2002, we sold inventory previously written-off with an original cost totaling $0.9 million due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that include these components was similar to the selling price of products that did not include components that were written-off. Cost of revenue for the quarter ended September 30, 2002 increased primarily due to a change in the mix of products sold and underutilized manufacturing capacity resulting from declining sales.

Our gross margin percentage decreased to negative 104% for the quarter ended September 30, 2002 from a negative 35% for the quarter ended September 30, 2001. Excluding the net effect of movement in excess and obsolete inventory, our gross margins were negative 52% for the quarter ended September 30, 2002 and a positive 6% for the quarter ended September 30, 2001. The decrease in gross margin percentage was primarily due to underutilized manufacturing capacity resulting from declining sales. Our gross margins are and will be primarily affected by changes in manufacturing volume, mix of products sold, and changes in our pricing policies and those of our competitors. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect increased pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

If the product mix demand reflected in our current sales forecast is achieved, product sales in the next quarter ending December 31, 2002 may include components and parts previously written-off with original cost of $0.1 million. However, we can give no assurance this result will be accomplished.

In addition, we are continuing negotiations with certain suppliers to further reduce our remaining $0.3 million non-cancelable purchase obligations. The results of these negotiations, if any, will be recorded in the period in which they are ultimately settled.

Research and Development

Research and development expenses were $5.8 million for each of the quarters ended September 30, 2001 and September 30, 2002. As a percentage of revenue, research and development expenses increased to 112% in the quarter ended September 30, 2002 from 81% for the quarter ended September 30, 2001. This increase was due to the lower revenue base in the quarter ended
September 30, 2002.

Sales and Marketing

Sales and marketing expenses decreased $0.2 million from $1.5 million for the quarter ended September 30, 2001 to $1.3 million for the quarter ended September 30, 2002. The decrease was primarily attributable to decreased marketing related expenses. As a percentage of revenue, sales and marketing expenses increased to 25% in the quarter ended September 30, 2002 from 21% for the quarter ended September 30, 2001. This increase was due to the effect of fixed costs on a lower revenue base in the quarter ended September 30, 2002.

General and Administrative

General and administrative expenses decreased $0.1 million from $1.8 million for the quarter ended September 30, 2001 to $1.7 million for the quarter ended September 30, 2002. The decrease was primarily attributable to a reduction in legal and business development expenses offset by increased consulting expenses. As a percentage of revenue, general and administrative expenses increased to 33% in the quarter ended September 30, 2002 from 25%

for the quarter ended September 30, 2001. This increase was due to the effect of fixed costs on a lower revenue base in the quarter ended September 30, 2002.

Stock Compensation

Stock compensation expense decreased $4.5 million from $6.4 million for the quarter ended September 30, 2001 to $1.9 million for the quarter ended September 30, 2002. From inception through September 30, 2002, we have expensed a total of $104.2 million of stock compensation, leaving an unamortized balance of $8.6 million on our September 30, 2002 unaudited condensed consolidated balance sheet. The decrease in stock compensation expenses was partially attributable to decreased amortization of deferred stock compensation resulting from options cancelled as a result of the restructuring. The decrease was also due to higher expense in fiscal 2002 relating to a grant of 1,000,000 shares of restricted common stock to Paul Engle, President and Chief Executive Officer of the Company. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed in acquisitions. The deferred stock compensation for options assumed from acquisitions was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options. The percentage allocation of stock compensation expenses by expense category changed between the quarter ended September 30, 2001 and September 30, 2002 due primarily to workforce reductions during the quarter ended September 30, 2002.

Amortization of Intangibles

Amortization of intangibles for the quarter ended September 30, 2002 was $ 0.1 million as compared to $2.6 million for the quarter ended September 30, 2001. Amortization of intangibles decreased $2.5 million due to the adoption of the non-amortization of goodwill provisions under SFAS 142 commencing July 1, 2002.

Amortization of intangibles could change because of other acquisitions or impairment of existing identified intangible assets in future periods.

Restructuring Charge

In the quarter ended September 30, 2002, we announced a restructuring program to downsize our workforce, primarily in manufacturing. In addition, we announced the closing of our facility in Richardson, Texas and integrating the functions in Richardson into our facility in Fremont, California As a result of the restructuring program, we recorded a restructuring charge of $12.7 million in the quarter ended September 30, 2002. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Workforce Reduction

We are reducing our workforce by a total of 146 employees, primarily in manufacturing functions. The involuntary employee separations primarily occurred in September 2002 although some will occur in December 2002. We recorded a charge of $2.1 million for employee separations, which included termination benefits and related expenses.

Abandonment of Excess Equipment

We abandoned excess equipment and leasehold improvements and recorded a charge of $3.1 million. The equipment was abandoned because it was no longer required to support expected operating levels and, given the downturn in our industry, we concluded it could not be sold.

Abandonment of Excess Leased Facilities

We are attempting to sublease approximately 46,000 square feet at our Fremont, California facility, as well as the remaining portion of the facilities leased at our Richardson, Texas facility. In September 2002, we engaged a real estate broker to sublease the vacated space within these two buildings. Given the current real estate market conditions, we do not expect to be able to sublease these buildings before the third quarter of fiscal year 2004, if at all. As a result, we recorded a charge of $7.5 million.

This restructuring plan is expected to yield cash savings of approximately $7.4 million annually, beginning in the second quarter of fiscal 2003. These savings largely relate to reduced employee-related costs and are expected to be realized primarily as $3.8 million in cost of revenue, $2.4 million in research and development, $0.5 million in sales and marketing and $0.7 million in general and administrative.

Merger Expenses

On March 18, 2002, Avanex and Oplink Communications entered into an Agreement and Plan of Reorganization pursuant to which Avanex intended to acquire all of the outstanding capital stock of Oplink. The Merger was subject to approval by the stockholders of Oplink and Avanex. While the stockholders of Avanex approved the issuance of Avanex common stock in connection with the Merger, the stockholders of Oplink failed to approve the Merger on August 15, 2002. We expensed $4.1 million in related merger expenses in the first quarter of fiscal 2003.

Interest and Other Income (Expense), Net

Interest and other income, net was $0.6 million for the quarter ended September 30, 2002 and $1.6 million for the comparable quarter in fiscal 2002. The decrease in interest and other income, net was primarily due to lower yields on our cash investments.

Cumulative Effect of an Accounting Change to Adopt SFAS 142

In accordance with the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, we performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of July 1, 2002. In the first step of the analysis, our assets and liabilities, including existing goodwill and other intangible assets, were assigned to our identified reporting units to determine their carrying value. We believe we operate as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, we recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal 2003. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

The fair value of the reporting unit was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment.

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. We reclassified $314,000 of net assembled workforce to goodwill as of July 1, 2002.

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

As of September 30, 2002, we had cash and cash equivalents and short-term investments of $119.9 million and long-term investment holdings of $42.3 million.

Net cash used in operating activities was $6.7 million in the quarter ended September 30, 2002, primarily reflecting a loss from operations, a decrease in other accrued expenses and deferred revenue offset by a decrease in accounts receivable and an increase in accounts payable. Our use of cash was offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, stock compensation expense, restructuring charges, merger expenses, and cumulative effect of an accounting change. Net cash used in operating activities was

$6.0 million for the comparable period of fiscal 2002, primarily reflecting a loss from operations, increase in accounts payable, accrued restructuring, and other accrued expenses and deferred revenue. Our use of cash was offset by an increase in accounts receivable and by non-cash charges related to depreciation and amortization, amortization of intangibles, stock compensation, and provision for excess inventory.

Cash provided by investing activities was $4.9 million for the quarter ended September 30, 2002. Cash provided by investing activities was primarily the result of maturities of investment securities, net of purchases of held-to-maturities securities, offset by costs incurred related to the proposed merger. Cash provided by investing activities was $12.8 million for the comparable period of fiscal 2002, principally due to maturities of investment securities, net of purchases, offset by the purchases of property and equipment.

Cash used in financing activities was $7.0 million for the quarter ended September 30, 2002, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings. Cash provided by financing activities was $3.7 million for the comparable period of fiscal 2002, primarily as a result of proceeds from short-term borrowings and long-term debt, offset by payments on long-term debt and capital lease obligations.

Our principal source of liquidity as of September 30, 2002 consisted of $162.2 million in cash, cash equivalents, short-term and long-term investments. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $15.0 million, of which zero was drawn down at September 30, 2002. The line of credit requires the Company to comply with specified covenants. The agreement terminates September 30, 2003, at which time all outstanding principal and interest are due. The line bears interest at the prime rate.

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

Our contractual obligations and commitments have been summarized in the table below (in thousands):

	Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Long Term Debt	$1,526	$763	$763	$—	$—
Capital Lease Obligations	12,497	6,114	6,383	—	—
Operating Leases	48,583	5,952	11,674	12,181	18,776
Unconditional Purchase Obligations	1,835	1,835	—	—	—

Total Contractual Cash Obligations	$64,441	$14,664	$18,820	$12,181	$18,776

	Total Amounts Committed	Commitment Expiration Per Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
Other Commercial Commitments
Standby Letters of Credit	$3,965	$3,965	$—	$—	$—

Total Commercial Commitments	$3,965	$3,965	$—	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of September 30, 2002, we had approximately $1.8 million of purchase obligations, of which $0.3 million is included on our balance sheet in accounts payable.

Under operating leases we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities. We have included in the balance sheet $4.7 million and $20.9 million in current and long-term restructuring liabilities for the abandoned facilities as of September 30, 2002.

Recently Issued Accounting Pronouncements

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

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

We have never been profitable. As of September 30, 2002, we had an accumulated deficit of $354 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended September 30, 2002, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow. We have experienced operating losses in each quarterly and annual period since inception.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we implemented a cost containment program in the quarter ended September 30, 2002, we still have a large amount of fixed expenses, and we expect to continue to incur significant manufacturing, sales and marketing, product development and administrative expenses. Failure to generate higher revenues while containing costs and operating expenses will significantly harm our financial position.

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

•	Cancellations of orders and shipment rescheduling;

•	Changes in product specifications required by customers for existing and future products;

•	Satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	Our ability to maintain appropriate manufacturing capacity, and in particular limit excess capacity, commensurate with the volatile demand levels for our products;

•	Our ability to manage outsourced manufacturing;

•	The ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products, in the quantity and of the quality we require;

•	The mix of our products sold;

•	The practice of companies in the communications industry to sporadically place large orders with short lead times;

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

Our customer base is limited and highly concentrated. Three customers accounted for an aggregate of 61% of our net revenue in the quarter ended September 30, 2002. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. For example, WorldCom accounted for approximately 16% of net revenue for the year ended June 30, 2002. WorldCom has experienced significant business and financial difficulties. While we do not expect WorldCom to be a significant customer in future periods and do not expect the recent business and financial difficulties of WorldCom to have a significant impact on our business or financial condition, the business and financial difficulties of WorldCom could result in the loss of a future customer for our products. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

We have a limited operating history, which makes it difficult to evaluate our prospects.

We are an early-stage company in the emerging photonic processor industry. We were first incorporated on October 24, 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our industry and affect our business. The revenue and income potential of the photonic processor industry, and our business in particular, are unproven. We began shipping our PowerFilter products to customers for evaluation in April 1999 and our PowerMux products for evaluation in the quarter ended December 31, 1999. Volume shipments of PowerFilter did not commence until the quarter ended September 30, 1999 while volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerShaper FDS product for beta testing purposes in the quarter ended June 30, 2002, and commenced commercial shipments in the quarter ended September 30, 2002. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are an early stage company in a new and rapidly evolving industry.

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

We currently offer six products, PowerFilter, PowerMux, PowerExchanger, PowerExpress, PowerShaper and PowerEqualizer. The declines in demand for our PowerFilter and PowerMux products resulted in a significant decrease in revenues during fiscal 2002. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our future products. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow and may decline, and our business will be seriously harmed. The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations. In particular, any failure of PowerFilter, PowerMux, PowerShaper, PowerExpress, PowerExchanger and PowerEqualizer or our other future products to achieve market acceptance could significantly harm our business.

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

We use a rolling three-month demand forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to our outsourced manufacturers. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our component and material requirements, we and our third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our component and material requirements, we could have excess inventory as well as over-capitalized manufacturing facilities. For example, the inventory write-offs taken in the years ended June 30, 2001 and June 30, 2002 are a result of our inability to forecast the sudden decrease in demand for our products. Cumulatively, we have recorded a $47.2 million inventory write-off. While this write-off is for inventory that is excess or obsolete and not expected to be used based on our current sales forecast, there may be instances where we, due to unforeseen future demand, may utilize this excess inventory. We also may experience shortages of components and materials from time to time, which could delay the manufacturing of our products and could cause us to lose orders or customers.

We will not attract orders and customers and we may lose current orders and customers if we are unable to commit to deliver sufficient quantities of our products to satisfy customers’ needs.

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

The rapid growth, and subsequent decline, in our business, combined with the challenges of managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. Our revenues have changed from $34.8 million in the quarter ended September 30, 2000 to $7.2 million in the quarter ended September 30, 2001, to $5.2 million in the quarter ended September 30, 2002. We had 968 employees as of September 30, 2000, 433 employees as of September 30, 2001 and 291 employees as of September 30, 2002. We currently operate facilities in Fremont, California, Richardson, Texas and Hudson, Massachusetts, although we have announced our intention to close the Richardson facility. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. However, we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.

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

We handle small amounts of hazardous materials as part of our manufacturing activities. Although we believe that we have complied to date with all applicable environmental regulations in connection with our operations, we may incur environmental remediation costs to comply with current or future environmental laws. We currently sell products that incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components requires that we comply with additional regulations, both domestically and abroad, related to power consumption, electrical emissions and homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

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

Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality assurance system. Customers may require that we be registered and maintain registration under international quality standards, such as ISO 9001. We successfully passed the ISO 9001 registration audit and received formal registration of our quality assurance system in August 2000 and have passed subsequent reviews. Delays in product qualification or losing ISO 9001 registration by us may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

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

The closing bid price per share of our common stock has fallen below the minimum closing bid price of $1.00 required under the listing requirements of the Nasdaq National Market, on which our common stock is currently listed. If the per share closing bid price for our common stock remains below the $1.00 minimum bid price and we are unable to take actions that result in the per share closing bid price of our common stock exceeding and remaining above $1.00, we may be delisted from the Nasdaq National Market which could reduce the liquidity of our common stock, further decrease the market price of our common stock and negatively impact our ability to obtain additional capital.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of September 30, 2002, we had 138 patents issued or applied for in the U.S., of which 16 are jointly filed with Fujitsu and of which six have been assigned to us as a result of our acquisitions. Further, as of the same date, we had 33 patents issued or applied for outside of the U.S., of which five are jointly filed with Fujitsu and of which three have been assigned to us as a result of our acquisitions. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property has trade secrets implications, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

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

For example, as a result of our acquisitions of Holographix and LambdaFlex, we recorded in the first quarter of fiscal 2003 a goodwill impairment charge for all of our goodwill of $37.5 million in accordance with Statement of Financial Accounting Standard No.142 “Goodwill and Other Intangible Assets”. See Note 3 to Consolidated Financial Statements.

Avanex and Oplink Communications entered into an Agreement and Plan of Reorganization on March 18, 2002, pursuant to which Avanex intended to acquire all of the outstanding capital stock of Oplink. The Merger was subject to approval by the stockholders of Oplink and Avanex. While the stockholders of Avanex approved the issuance of Avanex common stock in connection with the Merger, the stockholders of Oplink failed to approve the Merger on August 15, 2002. We expensed $4.1 million in related merger expenses during the first quarter of fiscal 2003.

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

As of September 30, 2002, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 14% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers in short-term and long-term securities with maturities ranging from overnight up to 36 months. The average maturity of the portfolio will not exceed 30 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk. We have one loan with a fixed rate of interest of 9.406% and $1,386,000 is outstanding at September 30, 2002, which approximates fair market value.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company (in thousands).

As of September 30, 2002:

	Periods Ended September 30,		Total Amortized Cost	Fair Market Value
	2003	2004
Held-to-maturity securities	$98,892	$42,287	$141,179	$141,272
Average interest rate	2.8%	3.0%

As of June 30, 2002:

	Years Ended June 30,		Total Amortized Cost	Fair Market Value
	2003	2004
Held-to-maturity securities	$106,346	$40,984	$147,330	$148,057
Average interest rate	3.0%	3.3%

Exchange Rate Risk

We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, there has not been any material exposure to foreign currency rate fluctuations.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

IPO Class Action Lawsuit

On August 6, 2001, we, certain of our officers and directors, and various underwriters in our initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO. Plaintiffs bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the our common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 300 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than $41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. We challenged the sufficiency of the complaint by demurrer in a motion that was heard by the Court on September 25, 2002. The Court sustained the demurrer with respect to the three breach of contract causes of action, with leave to amend. The Court overruled the demurrer in connection with the promissory estoppel, fraud and negligent misrepresentation claims. The Court has given the plaintiffs the opportunity to attempt to amend the complaint so that it sufficiently alleges contract-based causes of action. Plaintiffs’ amended complaint must be filed by October 28, 2002. Very little discovery has been conducted. However, after reviewing the complaint and the matters related thereto (especially in light of the Court’s recent action in sustaining the demurrer with respect to the breach of contract causes of action), we believe that the claims are without merit and that resolution of this action will not have a material adverse effect on our business or financial condition. In addition, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our initial public offering (“IPO”) on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the Company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Of the net proceeds, as of September 30, 2002, we have used approximately $99.7 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $22.7 million of the proceeds were used to repay short-term borrowings, long-term debt and capital lease obligations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 18, 2002, Avanex and Oplink Communications, Inc. entered into an Agreement and Plan of Reorganization pursuant to which Avanex intended to acquire all of the outstanding capital stock of Oplink (the “Merger”). The Merger was subject to approval by the stockholders of Oplink and Avanex. While the stockholders of Avanex approved the issuance of Avanex common stock in connection with the Merger on August 15, 2002, the stockholders of Oplink failed to approve the Merger.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

3.1	Certificate of Amendment of Bylaws of the Registrant

10.1	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement dated September 26, 2002 between the Registrant and Comerica Bank-California

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

Report on Form 8-K as filed on August 21, 2002 including a press release regarding the proposed merger between Avanex and Oplink Communications, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/s/ JESSY CHAO
Jessy Chao
Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: October 29, 2002

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Paul Engle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avanex Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

By:	/s/ PAUL ENGLE
Paul Engle President and Chief Executive Officer

I, Jessy Chao, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Avanex Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ JESSY CHAO
Jessy Chao
Vice President, Finance and Chief Financial Officer