Form 10-Q
period 2002-12-31
AVANEX CORP
filed 2003-02-07
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒    NO ☐

There were 68,991,629 shares of the Company’s Common Stock, par value $.001 per share, outstanding on January 31, 2003.

AVANEX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2002	June 30, 2002
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$9,351	$29,739
Short-term investments	100,955	106,346
Accounts receivable, net	3,693	4,855
Inventories	3,809	6,515
Other current assets	507	801

Total current assets	118,315	148,256
Long-term investments	40,259	40,984
Property and equipment, net	10,385	18,872
Intangibles, net (Note 4)	—	1,477
Goodwill (Note 3)	—	37,500
Other assets	723	3,308

Total assets	$169,682	$250,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,620	$6,035
Accounts payable	3,485	2,539
Current portion of restructuring accruals	5,559	4,349
Other accrued expenses	2,318	3,947
Warranty	3,312	3,842
Current portion of long-term obligations	4,857	5,020
Accrued compensation and related expenses	2,605	2,942
Deferred revenue	258	671

Total current liabilities	24,014	29,345

Restructuring accruals	26,408	16,689
Other long-term obligations	4,324	6,365

Total liabilities	54,746	52,399

Commitments and contingencies

Stockholders’ equity:
Common stock	69	69
Additional paid-in capital	487,800	495,288
Notes receivable from stockholders	—	(1,265)
Deferred compensation	(2,935)	(11,999)
Accumulated deficit	(369,998)	(284,095)

Total stockholders’ equity	114,936	197,998

Total liabilities and stockholders’ equity	$169,682	$250,397

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net revenue	$5,337	$8,297	$10,552	$15,475
Cost of revenue	6,705	4,961	17,307	14,432
Stock compensation	(237)	(311)	(220)	(116)

Gross profit (loss)	(1,131)	3,647	(6,535)	1,159

Operating expenses:
Research and development	4,253	5,950	10,073	11,732
Sales and marketing	1,500	1,562	2,814	3,031
General and administrative	3,035	1,705	4,751	3,509
Stock compensation (1)	6	4,382	1,914	10,595
Acquired in-process research and development	—	5,445	—	5,445
Amortization of intangibles	80	2,619	200	5,238
Reduction in long-lived assets	1,548	—	1,548	—
Restructuring charge (recovery)	4,987	(120)	17,732	(451)
Merger expense	—	—	4,126	—

Total operating expenses	15,409	21,543	43,158	39,099

Loss from operations	(16,540)	(17,896)	(49,693)	(37,940)
Interest and other income	1,311	1,870	2,449	4,404
Interest and other expense	(655)	(673)	(1,159)	(1,600)

Loss before cumulative effect of an accounting change	(15,884)	(16,699)	(48,403)	(35,136)
Cumulative effect of an accounting change to adopt SFAS 142 (Note 3)	—	—	(37,500)	—

Net loss	$(15,884)	$(16,699)	$(85,903)	$(35,136)

Loss per share before cumulative effect of an accounting change	$(0.23)	$(0.26)	$(0.71)	$(0.56)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	(0.56)	—

Basic and diluted net loss per common share	$(0.23)	$(0.26)	$(1.27)	$(0.56)

Weighted-average number of shares used in computing basic and diluted net loss per common share	68,137	63,797	67,883	62,528

(1) Below is the allocation of stock compensation expense:

Research and development	$936	$2,578	$1,971	$5,109
Sales and marketing	(128)	(220)	(227)	(13)
General and administrative	(802)	2,024	170	5,499

	$6	$4,382	$1,914	$10,595

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(85,903)	$(35,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,147	5,020
Amortization of intangibles	200	5,238
Stock compensation	1,694	10,479
Acquired in-process research and development	—	5,445
Provision for excess inventory	3,852	2,915
Non-cash portion of restructuring charges	3,103	—
Charge for merger expenses	4,126	—
Reduction in long-lived assets	1,548	—
Cumulative effect of an accounting change (Note 3)	37,500	—
Changes in operating assets and liabilities:
Accounts receivable	1,162	10,752
Inventories	(1,146)	(187)
Other current assets	509	(105)
Other assets	(39)	(70)
Accounts payable	946	(8,071)
Accrued compensation and related expenses	(337)	(1,245)
Accrued restructuring	10,643	(3,907)
Warranty	(530)	(1,323)
Other accrued expenses and deferred revenue	(2,192)	(6,842)

Net cash used in operating activities	(19,717)	(17,037)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(45,676)	(108,650)
Maturities of held-to-maturity securities	51,792	112,264
Acquisitions, net of cash assumed	—	234
Purchases of property and equipment	(243)	(1,363)
Other assets	(1,073)	—

Net cash provided by investing activities	4,800	2,485

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(2,203)	(6,569)
Payments on short-term borrowings	(6,035)	—
Proceeds from short-term borrowings	1,620	4,057
Net proceeds from issuance of common stock	304	998
Repurchase of common stock	(264)	(191)
Proceeds from payments of stockholders’ notes receivable	1,107	732

Net cash used in financing activities	(5,471)	(973)

Net decrease in cash and cash equivalents	(20,388)	(15,525)
Cash and cash equivalents at beginning of period	29,739	79,313

Cash and cash equivalents at end of period	$9,351	$63,788

See accompanying notes.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2002, and for the three and six months ended December 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2002, the consolidated operating results for the three and six months ended December 31, 2002 and 2001, and the consolidated cash flows for the six months ended December 31, 2002 and 2001. The consolidated results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2003.

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

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The second quarters of fiscal 2003 and 2002 ended on December 27, 2002 and December 28, 2001, respectively.

2.    Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

	December 31, 2002	June 30, 2002
Raw materials	$2,881	$2,560
Work-in-process	326	3,145
Finished goods	602	810

	$3,809	$6,515

In the first six months of fiscal 2003 and 2002, the Company recorded charges to cost of revenue of $3.9 million and $2.9 million for excess and obsolete inventory. In the first six months of fiscal 2003, the provision of $3.9 million was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and the remaining $1.3 million was due to excess inventory as a result of decreased demand for the Company’s products. For the same six month period in the prior fiscal year, the $2.9 million provision was due to significant decrease in demand for the Company’s products, which began in the second half of fiscal 2001. Management does not believe it can sell or use this inventory in the future based on current forecasts of demand. Actual results may differ from such forecasts which has been the experience in the past several quarters.

In the first six months of fiscal 2003, the Company sold inventory previously written-off with original cost totaling $1.9 million due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products (that included these components) in excess of the Company’s estimates.

The total cost of inventory written-off to date is approximately $47.3 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $7.3 million have been sold, items representing $1.4 million have been consumed in research and development activities, items representing $9.4 million have been discarded, and items representing $29.2 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company transitions its manufacturing to third-party manufacturers in Asia.

3.    Goodwill

In accordance with the adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company has performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of July 1, 2002. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. The Company believes it operates as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal 2003. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

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

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified to goodwill. The Company reclassified $314,000 of net assembled workforce to goodwill as of July 1, 2002.

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Reported loss before cumulative effect of an accounting change	$(15,884)	$(16,699)	$(48,403)	$(35,136)
Add back goodwill (including assembled workforce) amortization	—	2,499	—	4,998

Adjusted loss before cumulative effect of an accounting change	(15,884)	(14,200)	(48,403)	(30,138)
Cumulative effect of an accounting change	—	—	(37,500)	—

Adjusted net loss	$(15,884)	$(14,200)	$(85,903)	$(30,138)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Adjusted basic and diluted net loss per share:
Reported basic and diluted net loss per share before cumulative effect of an accounting change	$(0.23)	$(0.26)	$(0.71)	$(0.56)
Add back goodwill (including assembled workforce) amortization	—	0.04	—	0.08

Adjusted basic and diluted net loss per share before cumulative effect of an accounting change	(0.23)	(0.22)	(0.71)	(0.48)
Cumulative effect of an accounting change	—	—	(0.56)	—

Adjusted basic and diluted net loss per share	$(0.23)	$(0.22)	$(1.27)	$(0.48)

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Years Ended June 30,
	2002	2001	2000
Reported net loss before cumulative effect of an accounting change	$(77,777)	$(119,532)	$(38,685)
Add back goodwill (including assembled workforce) amortization	10,022	9,213	—

Adjusted net loss	(67,755)	(110,319)	(38,685)
Stock accretion	—	—	(37,743)

Adjusted net loss attributable to common stockholders	$(67,755)	$(110,319)	$(76,428)

Adjusted basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(1.21)	$(2.07)	$(3.07)
Add back goodwill (including assembled workforce) amortization	0.16	0.16	—

Adjusted basic and diluted net loss per share	$(1.05)	$(1.91)	$(3.07)

Shares used in computing net loss and adjusted net loss per share	64,308	57,620	24,936

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) (in thousands):

Total
Balance at July 1, 2002	$37,186
Workforce transferred to goodwill	314

Adjusted balance at July 1, 2002	37,500
Transitional impairment loss	(37,500)

Balance December 31, 2002	$—

4.    Long-Lived Assets

During the second quarter ended December 31, 2002, the Company committed to a plan to dispose of certain property, equipment and intellectual property rights and entered into a non-binding letter of intent to sell such assets to a group that included an employee of the Company. The sale was completed on January 10, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company was required to measure these assets held for sale at the lower of their carrying amount or fair value less costs to sell as of December 31, 2002. The carrying value of the assets held for sale was $1.8 million with a fair value of $0.3 million resulting in a reduction in long-lived assets of $1.5 million, of which $0.2 million related to property and equipment and $1.3 million related to intangibles.

The gross carrying amount of intangible assets as of June 30, 2002 was $2.4 million. Related accumulated amortization was $0.9 million for a net carrying amount of $1.5 million. These amounts reflect the value of intangibles after reclassification of assembled workforce to goodwill described in Note 3. The net carrying value of intangible assets was zero as of December 31, 2002. Amortization expense on these intangible assets for the six months ended December 31, 2002 was $0.2 million.

5.    Warranties

The Company accrues for the estimated cost to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs will increase resulting in decreases to gross profit.

Changes in the Company’s product warranty accrual for the six month period ended December 31, 2002 is as follows (in thousands):

Amount
Balance at June 30, 2002	$3,842
Cost of warranty repair	(130)
Reduction in warranty accrual	(400)

Balance at December 31, 2002	$3,312

Cost of revenue in the first six months of fiscal 2003 was reduced by a $0.4 million reduction of warranty accrual. The warranty accrual was reduced to align the balance with the Company’s current estimated related future costs.

6.    Financing Arrangements

In September 2002, the Company renewed a revolving line of credit with a financial institution, which allows maximum borrowings up to $15.0 million, of which $1.6 million was drawn down at December 31, 2002. The line of credit requires the Company to comply with specified covenants. The agreement terminates on September 30, 2003, at which time all outstanding principal and interest are due. The credit line bears interest at the prime rate.

7.    Pro Forma Disclosure of the Effect of Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss, as reported	$(15,884)	$(16,699)	$(85,903)	$(35,136)
Stock-based employee compensation expense included in reported net loss	(231)	4,071	1,694	10,479
Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,290)	805	(6,978)	(21,749)

Pro forma net loss	$(17,405)	$(11,823)	$(91,187)	$(46,406)

Basic and diluted net loss per common share
As reported	$(0.23)	$(0.26)	$(1.27)	$(0.56)

Pro forma	$(0.26)	$(0.19)	$(1.34)	$(0.74)

8.    Restructuring Charge

Fiscal 2003 Restructuring

During the first quarter of fiscal 2003, the Company announced a restructuring program to downsize its workforce, primarily in manufacturing. In addition, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. The Company also consolidated its facilities in Fremont. This restructuring realigned resources with the then current business outlook and reduced the Company’s cost structure. As a result of this restructuring program, the Company recorded a restructuring charge of $12.7 million in the first quarter of fiscal 2003.

During the second quarter of fiscal 2003, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities in Richardson and Fremont, as described above. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $862,000 relating to the Fremont and Richardson facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004.

A summary of the accrued restructuring charges is as follows (in thousands):

	Charge in September 2002	Adjustment to Restructuring Charge	Non-Cash Credit/ (Charges)	Cash Payments	Restructuring Accrual at December 31, 2002
Workforce reduction	$2,114	$—	$—	$(1,837)	$277
Abandonment of excess equipment	3,103	—	(3,103)	—	—
Abandonment of excess leased facilities	7,528	862	286	(193)	8,483

Total	$12,745	$862	$(2,817)	$(2,030)	$8,760

Remaining cash expenditures relating to workforce reduction will be paid through the third quarter of fiscal 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2010.

Fiscal 2001 Restructuring

During the fourth quarter of fiscal 2001, the Company announced a restructuring program to realign resources in response to the changes in its industry and customer demand. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. During the third quarter of fiscal 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities in Newark, California and Richardson, Texas. The reassessment was prompted by a further decline in the real estate market in the cities where the facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $17.2 million relating to these facilities in the third quarter of fiscal 2002. In the second quarter of fiscal 2003, the Company again reassessed its estimates associated with its abandoned leased facilities. As a result, the Company recorded an additional charge of $4.1 million relating to the Newark facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004.

A summary of the accrued restructuring charges is as follows (in thousands):

	Restructuring Accrual at June 30, 2002	Adjustment to Restructuring Charge	Cash Payments	Restructuring Accrual at December 31, 2002
Abandonment of excess leased facilities	$18,574	$4,146	$(1,526)	$21,194
Abandonment of excess equipment	—	(21)	21	—
Capital leases	2,464	—	(451)	2,013

Total	$21,038	$4,125	$(1,956)	$23,207

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease term through 2010. Capital leases payments are due over the term of the leases through the third quarter of fiscal 2005.

A summary of the two restructuring accruals is as follows (in thousands):

	December 31, 2002	June 30, 2002
Total restructuring accruals	$31,967	$21,038
Less current portion	5,559	4,349

Long-term portion	$26,408	$16,689

9.    Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Loss before cumulative effect of an accounting change	$(15,884)	$(16,699)	$(48,403)	$(35,136)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(37,500)	—

Net loss	$(15,884)	$(16,699)	$(85,903)	$(35,136)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	69,289	67,597	69,399	66,734
Less: weighted-average number of shares subject to repurchase	(1,152)	(3,800)	(1,516)	(4,206)

Weighted-average number of shares used in computing basic and diluted net loss per common share	68,137	63,797	67,883	62,528

Loss per share before cumulative effect of an account change	$(0.23)	$(0.26)	$(0.71)	$(0.56)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	(0.56)	—

Basic and diluted net loss per common share	$(0.23)	$(0.26)	$(1.27)	$(0.56)

10.    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan (see Note 8). The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. EITF 00-21 will be effective for fiscal years beginning after June 15, 2003. The Company is currently assessing what the impact of adoption will be on its results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results”. The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

We, like many of our peers in the communications equipment industry, have been adversely affected by the general economic downturn, and particularly by the significant reduction in telecommunications equipment spending. Due to the continued weakness in the general economy, and the telecommunications sector in particular, revenue in the second quarter of fiscal 2003 was less than the second quarter of fiscal 2002, putting downward pressure on our margins and profits.

Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management’s expectations of future revenues. Although management has and will continue to take measures to reduce expense levels, if revenue levels in a particular period are less than anticipated, operating results will be affected adversely.

In the first quarter of fiscal 2003, we announced a restructuring program to reduce our operating expenses. The restructuring has resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. We anticipate that we may initiate future restructuring actions similar in nature to past restructuring actions, which are likely to result in charges that could have a material effect on our results of operations or financial position. The move to outsourced manufacturing and the ultimate disposition of our manufacturing capacity may result in impairment charges relating to our long-lived assets in future periods.

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

To date, our revenues have been principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which together accounted for 88% of net revenue in the quarter ended December 31, 2002.

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

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, allocated facilities, non-recurring engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel.

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

Reduction in Long-Lived Assets.    Reduction of long-lived assets generally includes charges related to long-lived assets such as fixed assets and intangibles when the carrying value of those assets is not recoverable from estimated future cash flows.

Restructuring Charges.    Restructuring charges generally include termination costs for employees and excess manufacturing equipment and facilities associated with formal restructuring plans.

Merger Expense.    Merger expense generally includes costs incurred in connection with transactions that were not completed.

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

We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required.

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. For all other customers, we record an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of our sales to a limited number of customers.

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

Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets.    We review long-lived assets other than goodwill and indefinite lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets other than goodwill and indefinite lived intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If circumstances arise that cause these estimates or their related assumptions to change in the future we may be required to record additional impairment charges for these assets. See Note 4 to “Notes to Condensed Consolidated Financial Statements”.

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

In the first quarter of fiscal 2003, we completed the required transitional impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, we have incurred a transitional impairment charge of $37.5 million representing all of our goodwill. This impairment charge is reflected as the cumulative effect of a change in accounting principles. See Note 3 to “Notes to Condensed Consolidated Financial Statements”.

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

Restructuring.    We have recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. Actual costs may differ from these estimates or our estimates may change. See Note 8 to “Notes to Condensed Consolidated Financial Statements”.

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

Results of Operations

Net Revenue

Net revenue for the quarter ended December 31, 2002 was $5.3 million, compared to $8.3 million for the quarter ended December 31, 2001. In the quarter ended December 31, 2002, three customers each accounted for greater than 10% of net revenue and combined accounted for 79% of net revenue. This compares to two customers that each accounted for greater than 10% of net revenue in the quarter ended December 31, 2001 and combined accounted for 59% of net revenue. Net revenue for the six month period ended December 31, 2002 was $10.6 million, compared to $15.5 million for the six month period ended December 31, 2001. The decreases in net revenue were primarily due to the substantial decrease of sales of our products to customers, reflecting reduced capital spending by telecommunication carriers. If this decline continues, our net revenue will be adversely impacted in future periods.

Cost of Revenue

Cost of revenue for the quarter ended December 31, 2002 was $6.7 million, compared to $5.0 million for the quarter ended December 31, 2001, an increase of $1.7 million. We recorded a provision for excess and obsolete inventory of $0.2 million in the quarter ended December 31, 2002, which was due to excess inventory as a result of decreased demand for our products. For the same quarter in the prior fiscal year, no such provision was recorded. In the quarter ended December 31, 2002, we sold inventory previously written-off with an original cost totaling $1.0 million due to unforeseen demand for such inventory compared to $1.3 million in the quarter ended December 31, 2001. Cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that include these components was similar to the selling price of products that did not include components that were written-off. In addition, we had a reduction in cost of revenue in the quarter ended December 31, 2002 related to reduced headcount due to the restructuring initiated in September 2002 of $0.8 million. Cost of revenue for the quarter ended December 31, 2001 also reflected the $0.6 million favorable settlement of non-cancelable purchase obligations and $1.3 million reduction of our warranty accrual.

Cost of revenue for the six month period ended December 31, 2002 was $17.3 million, compared to $14.4 million for the six month period ended December 31, 2001, an increase of $2.9 million. We recorded a provision for excess and obsolete inventory of $3.9 million in the six month period ended December 31, 2002 which was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and the remaining $1.3 million was due to excess inventory as a result of decreased demand for our products. In the six month period ended December 31, 2001, we recorded a provision for excess and obsolete inventory of $2.9 million due to significant decrease in demand for our products. In the six month period ended December 31, 2002, we sold inventory previously written-off with an original cost totaling $1.9 million due to unforeseen demand for such inventory compared to $1.3 million in the six month period ended December 31, 2001. In addition, we had a reduction in cost of revenue in the six month period ended December 31, 2002 related to reduced headcount due to the restructuring initiated in September 2002 of $0.9 million. Cost of revenue for the six month period ended December 31, 2001 also reflected the $0.6 million favorable settlement of non-cancelable purchase obligations and $1.3 million reduction of the warranty accrual. Generally, cost of revenue increased due to a change in the mix of products sold and underutilized manufacturing capacity resulting from lower production levels associated with lower sales.

Our gross margin percentage decreased to negative 21% for the quarter ended December 31, 2002 from positive 44% for the quarter ended December 31, 2001. Excluding the net effect of movement in excess and obsolete inventory, our gross margins were negative 42% for the quarter ended December 31, 2002 and a positive 23% for the quarter ended December 31, 2001. Our gross margin percentage decreased to negative 62% for the six month period ended December 31, 2002 from positive 7% for the six month period ended December 31, 2001. The decrease in gross margin percentage was primarily due to underutilized manufacturing capacity resulting from declining sales. Our gross margins are and will be primarily affected by changes in manufacturing volume, mix of products sold, and changes in our prices. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

If the product mix demand reflected in our sales forecast as of December 31, 2002 is achieved, we estimate that product sales in the next quarter ending March 31, 2003 may include components and parts previously written-off with original cost of $0.6 million. However, we can give no assurance this result will occur.

Research and Development

Research and development expenses decreased $1.7 million from $6.0 million for the quarter ended December 31, 2001 to $4.3 million for the quarter ended December 31, 2002, and decreased $1.6 million from $11.7 million for the six month period ended December 31, 2001 to $10.1 million for the six month period ended December 31, 2002. The decrease was primarily attributable to reduced headcount due to the restructuring initiated in September 2002 and reduced material spending. As a percentage of revenue, research and development expenses increased to 80% in the quarter ended December 31, 2002 from 72% for the quarter ended December 31, 2001.

Sales and Marketing

Sales and marketing expenses decreased $0.1 million from $1.6 million for the quarter ended December 31, 2001 to $1.5 million for the quarter ended December 31, 2002, and decreased $0.2 million from $3.0 million for the six month period ended December 31, 2001 to $2.8 million for the six month period ended December 31, 2002. The decrease was primarily attributable to decreased marketing related expenses. As a percentage of revenue, sales and marketing expenses increased to 28% in the quarter ended December 31, 2002 from 19% for the quarter ended December 31, 2001.

General and Administrative

General and administrative expenses increased $1.3 million from $1.7 million for the quarter ended December 31, 2001 to $3.0 million for the quarter ended December 31, 2002, and increased $1.3 million from $3.5 million for the six month period ended December 31, 2001 to $4.8 million for the six month period ended December 31, 2002. The increase was primarily attributable to $0.9 million in payments associated with the termination of employment of former company executives and increased legal fees related to corporate matters. As a percentage of revenue, general and administrative expenses increased to 57% in the quarter ended December 31, 2002 from 21% for the quarter ended December 31, 2001.

Stock Compensation

Stock compensation expense decreased $4.3 million from $4.1 million for the quarter ended December 31, 2001 to negative $0.2 million for the quarter ended December 31, 2002, and decreased $8.8 million from $10.5 million for the six month period ended December 31, 2001 to $1.7 million for the six month period ended December 31, 2002. From inception through December 31, 2002, we have expensed a total of $103.9 million of stock compensation, leaving an unamortized balance of $2.9 million on our December 31, 2002 unaudited condensed consolidated balance sheet. The decrease in stock compensation expense was primarily attributable to a recovery of previously amortized stock compensation relating to our former Chief Executive Officer and three other former executive officers who left the Company during the quarter ended December 31, 2002. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed in acquisitions. The deferred stock compensation for options assumed from acquisitions was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

Due to the termination of certain employees in connection with the disposal of certain property, equipment and intellectual property rights on January 10, 2003, we estimate that approximately $2.4 million of previously recorded stock compensation expense will be reversed in the quarter ending March 31, 2003.

Amortization of Intangibles

Amortization of intangibles for the quarter ended December 31, 2002 was $0.1 million compared to $2.6 million for the quarter ended December 31, 2001, and amortization was $0.2 million for the six month period ended December 31, 2002 compared to $5.2 million for the six month period ended December 31, 2001. Amortization of intangibles decreased due to the adoption of the non-amortization of goodwill provisions under SFAS 142 commencing July 1, 2002.

Reduction in Long-Lived Assets

During the quarter ended December 31, 2002, we committed to a plan to dispose of certain property, equipment and intellectual property rights and entered into a non-binding letter of intent to sell such assets to a group that included an employee of the Company. The sale was completed on January 10, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we were required to measure these assets held for sale at the lower of their carrying amount or fair value less costs to sell as of December 31, 2002. The reduction in long-lived assets was $1.5 million of which $0.2 million related to property and equipment and $1.3 million related to intangibles. See Note 4 to “Notes to Consolidated Financial Statements”.

Restructuring Charge

Fiscal 2003 Restructuring

In the quarter ended September 30, 2002, we announced a restructuring program to downsize our workforce, primarily in manufacturing. In addition, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. We also consolidated our facilities in Fremont. As a result of the restructuring program, we recorded a restructuring charge of $12.7 million in the quarter ended September 30, 2002. During the second quarter of fiscal 2003, we reassessed our initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. As a result, we recorded an additional charge of $862,000 relating to the Fremont and Richardson facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Workforce Reduction

We reduced our workforce by a total of 146 employees, primarily in manufacturing functions. We recorded a charge of $2.1 million for employee separations, which included termination benefits and related expenses.

Abandonment of Excess Equipment

We abandoned excess equipment and leasehold improvements and recorded a charge of $3.1 million. The equipment was abandoned because it was no longer required to support expected operating levels and, given the downturn in our industry, we concluded it could not be sold.

Abandonment of Excess Leased Facilities

We are attempting to sublease approximately 46,000 square feet at our Fremont, California facility, as well as the remaining portion of the facilities leased at our Richardson, Texas facility. In September 2002, we engaged real estate advisors to sublease the vacated space within these two buildings. Given the current real estate market conditions, we do not expect to be able to sublease these buildings before December 2004, if at all.

This restructuring plan is expected to yield cash savings of approximately $7.4 million annually, largely relating to reduced employee-related costs and are expected to be realized primarily as $3.8 million in cost of revenue, $2.4 million in research and development, $0.5 million in sales and marketing and $0.7 million in general and administrative. For the six month period ended December 31, 2002, we have realized cash savings of $1.8 million which has been realized as $0.9 million in cost of revenue, $0.6 million in research and development, $0.1 million in sales and marketing and $0.2 million in general and administrative.

Fiscal 2001 Restructuring

During the fourth quarter of fiscal 2001, we announced a restructuring program to realign resources in response to the changes in its industry and customer demand. As a result of the restructuring program, we recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. During the third quarter of fiscal 2002, we reassessed our initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities in Newark, California and Richardson, Texas. The reassessment was prompted by a further decline in the real estate market in the cities where the facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. As a result, we recorded an additional charge of $17.2 million relating to these facilities in the third quarter of fiscal 2002. In the second quarter of fiscal 2003, we again reassessed our estimates associated with its abandoned leased facilities. As a result, we recorded an additional charge of $4.1 million relating to the Newark facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004.

Merger Expenses

On March 18, 2002, we entered into an Agreement and Plan of Reorganization with Oplink Communications pursuant to which we intended to acquire all of the outstanding capital stock of Oplink. The Merger was subject to the approval of our stockholders and the stockholders of Oplink. While our stockholders approved the issuance of Avanex common stock in connection with the Merger, the stockholders of Oplink failed to approve the Merger on August 15, 2002. We expensed $4.1 million in related merger expenses in the first quarter of fiscal 2003.

Interest and Other Income (Expense), Net

Interest and other income, net was $0.7 million for the quarter ended December 31, 2002 and $1.2 million for the comparable quarter ended December 31, 2001, and $1.3 million for the six month period ended December 31, 2002 and $2.8 million for the six month period ended December 31, 2001. The decrease in interest and other income, net was primarily due to lower yields on our cash investments and lower cash, cash equivalents and investment balances.

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

As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified to goodwill. We reclassified $314,000 of net assembled workforce to goodwill as of July 1, 2002.

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

As of December 31, 2002, we had cash and cash equivalents and short-term investments of $110.3 million and long-term investment holdings of $40.3 million.

Net cash used in operating activities was $19.7 million in the six month period ended December 31, 2002, primarily reflecting a loss from operations, a decrease in other accrued expenses and deferred revenue and a decrease in inventory offset by a decrease in accounts receivable and an increase in accounts payable. Our use of cash was offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, stock compensation expense, restructuring charges, merger expenses, reduction in long-lived assets and cumulative effect of an accounting change. Net cash used in operating activities was $17.0 million for the comparable period of fiscal 2002, primarily reflecting a loss from operations, decreases in accounts payable, other accrued expenses, deferred revenue and cash restructuring liabilities. Our use of cash was offset by a decrease in accounts receivable and by non-cash charges related to the provision for excess inventory, depreciation and amortization, amortization of intangibles, stock compensation, and acquired in-process research and development.

Cash provided by investing activities was $4.8 million for the six month period ended December 31, 2002. Cash provided by investing activities was primarily the result of maturities of investment securities, net of purchases of held-to-maturities securities, offset by costs incurred related to the proposed merger with Oplink. Cash provided by investing activities was $2.5 million for the comparable period of fiscal 2002, principally due to maturities of investment securities, net of purchases, offset by the purchases of property and equipment.

Cash used in financing activities was $5.5 million for the six month period ended December 31, 2002, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings offset by proceeds from payments of notes receivable from stockholders. Cash used in financing activities was $1.0 million for the comparable period of fiscal 2002, primarily as a result of payments on long-term debt and capital lease obligations, offset by proceeds from short-term borrowings, cash payments received from stockholders’ notes receivable and the proceeds from issuance of common stock.

Our principal source of liquidity as of December 31, 2002 consisted of $150.6 million in cash, cash equivalents, short-term and long-term investments. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $15.0 million, of which $1.6 million was drawn down at December 31, 2002. The line of credit requires us to comply with specified covenants. The agreement terminates September 30, 2003, at which time all outstanding principal and interest are due. The credit line bears interest at the prime rate.

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

Our contractual obligations and commitments have been summarized in the tables below (in thousands):

Contractual Obligations	Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$1,335	$763	$572	$—	$—
Capital Lease Obligations	10,908	5,804	5,104	—	—
Operating Leases	47,092	5,897	11,719	12,277	17,199
Unconditional Purchase Obligations	2,382	2,382	—	—	—

Total Contractual Cash Obligations	$61,717	$14,846	$17,395	$12,277	$17,199

Other Commercial Commitments	Total Amounts Committed	Commitment Expiration Per Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
Line of Credit	$1,620	$1,620	$—	$—	$—
Standby Letters of Credit	3,965	3,965	—	—	—

Total Commercial Commitments	$5,585	$5,585	$—	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of December 31, 2002, we had approximately $2.4 million of purchase obligations, of which $0.3 million is included on our balance sheet in accounts payable.

Under operating leases we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities. We have included in the balance sheet $4.3 million and $25.4 million in current and long-term restructuring accruals for the abandoned facilities as of December 31, 2002.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. EITF 00-21 will be effective for fiscal years beginning after June 15, 2003. We are currently assessing what the impact of adoption will be on our results of operations and financial position.

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

We sell our products primarily to a few large customers in the telecommunications industry for use in infrastructure projects. Commencing two years ago and continuing to the present, there has been a significant reduction in spending for infrastructure projects in the telecommunications industry. In addition, certain large telecommunications companies who were customers or potential customers of our products, such as WorldCom, have recently suffered severe business setbacks and face uncertain futures. In addition, there is currently a perceived oversupply of communications bandwidth. This oversupply coupled with the current economic downturn may lead to continued reductions in infrastructure spending, and our customers may continue to cancel, defer or significantly reduce their orders for our products. Reduced infrastructure spending has caused and may continue to cause increased price competition. If our customers and potential customers continue to reduce their infrastructure spending, we may fall far short of our revenue expectations for future quarters or the fiscal year.

Unless we generate significant revenue growth, our expenses and negative cash flow will significantly harm our financial position.

We have never been profitable. As of December 31, 2002, we had an accumulated deficit of $370 million. We may continue to incur operating losses for the foreseeable future, and these losses may be substantial. Further, for the quarter ended December 31, 2002, we had negative operating cash flow and for future quarters, we may continue to incur negative operating cash flow. We have experienced operating losses in each quarterly and annual period since inception.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we implemented a cost reduction program in the quarter ended September 30, 2002, we still have a large amount of fixed expenses, and we expect to continue to incur significant manufacturing, sales and marketing, product development and administrative expenses. If we fail to generate higher revenues while containing costs and operating expenses, our financial position will be harmed significantly.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include, without limitation, the following:

•	The current economic downturn and other events in the telecommunications industry, including severe business setbacks at large customers or potential customers and a current perceived oversupply of communications bandwidth;

•	Our ability to control expenses, particularly in light of the current economic downturn;

•	Fluctuations in demand for and sales of our products, which will depend on, among other things, the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace and the general level of equipment spending in the telecommunications industry;

•	Cancellations of orders and shipment rescheduling;

•	Changes in product specifications required by customers for existing and future products;

•	Satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	Our ability to maintain appropriate manufacturing capacity, and in particular limit excess capacity, commensurate with the volatile demand levels for our products;

•	Our ability to successfully complete a transition to an outsourced manufacturing model;

•	The ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products, in the quantity and of the quality we require;

•	The mix of our products sold;

•	The current practice of companies in the communications industry to sporadically place large orders with short lead times;

•	Competitive factors, including introductions of new products and product enhancements by potential competitors, entry of new competitors into the photonic processor market, including some competitors with substantially greater resources than we have, and pricing pressures;

•	Our ability to effectively develop, introduce, manufacture and ship new and enhanced products in a timely manner without defects;

•	Availability of components for our products and equipment and increases in the cost of these components and equipment;

•	New product introductions resulting in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced; and

•	The unpredictability of customer demand and difficulties in meeting such demand.

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development and general and administrative functions is essentially fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed.

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

Our customer base is limited and highly concentrated. Three customers accounted for an aggregate of 79% of our net revenue in the quarter ended December 31, 2002. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any downturn in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. For example, WorldCom accounted for approximately 16% of our net revenue for the year ended June 30, 2002. WorldCom has experienced significant business and financial difficulties. While we do not expect WorldCom to be a significant customer in future periods and do not expect the recent business and financial difficulties of WorldCom to have a significant impact on our business or financial condition, the business and financial difficulties of WorldCom could result in the loss of a future customer for our products. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

We have a limited operating history, which makes it difficult to evaluate our prospects.

We are an early-stage company in the emerging photonic processor industry. We were first incorporated in October 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our industry and affect our business. The revenue and income potential of the photonic processor industry, and our business in particular, are unproven. We began shipping our PowerFilter products to customers for evaluation in April 1999 and our PowerMux products for evaluation in the quarter ended December 31, 1999. Volume shipments of PowerFilter did not commence until the quarter ended September 30, 1999 and volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerShaper FDS product for beta testing purposes in the quarter ended June 30, 2002, and commenced commercial shipments in the quarter ended September 30, 2002. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are an early stage company in a new and rapidly evolving industry.

Our customers are not obligated to buy significant amounts of our products and may cancel or defer purchases on short notice.

Our customers typically purchase our products under individual purchase orders and may cancel, defer or decrease purchases on short notice without significant penalty. While we have executed long-term contracts with three of our customers and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate our customers to buy significant amounts of our products, and are subject to cancellation with little or no advance notice and little or no penalty. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. A cancellation or delay of such an order may therefore cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders or deferrals of purchases may significantly harm us, particularly if they are not anticipated.

Our inability to introduce, or the failure of our customers to adopt, new products and product enhancements could prevent us from increasing our revenue.

We currently offer six products, PowerFilter, PowerMux, PowerExchanger, PowerExpress, PowerShaper and PowerEqualizer. In addition, we believe that our future growth and a significant portion of our future revenue will depend on the broad commercial success of our future products. The successful operation of our business depends on our ability to anticipate market needs and to develop and introduce new products and product enhancements that respond to technological changes or evolving industry standards on a timely and cost-effective basis. Our products are complex, and new products may take longer to develop than originally anticipated. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business. If our target customers do not widely adopt, purchase and successfully deploy our products, our revenues will not grow and may decline, and our business will be seriously harmed.

We expect competition to increase.

We believe that our principal competitors in the optical systems and components industry include Alcatel Optronics, Bookham Technology, Chorum Technologies, Corning, DiCon Fiberoptics, Finisar, Fujitsu, JDS Uniphase, Oplink Communications, and Wavesplitter Technologies. We may also face competition from companies that may expand into our industry in the future. Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have larger market capitalizations or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Many of our competitors and potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition and have more extensive customer bases, better developed distribution channels and broader product offerings.

Consolidation in the optical systems and components industry could intensify the competitive pressures that we face. For example, three of our competitors, JDS Uniphase, SDL, Inc. and E-Tek Dynamics, Inc. merged over the past several years. This merged company has announced its intention to offer more integrated products that could make our products less competitive. Our customers may prefer to purchase products from our competitors who offer broader product lines, which would negatively affect our sales and operating results.

Some existing customers and potential future customers are also our competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive with regard to sales of products to their customers. As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins and loss of market share.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could cause us to lose orders or customers and result in lower revenues.

Due in part to the limited visibility we currently have regarding demand for our products in future periods, we use a rolling three-month demand forecast based primarily on our anticipated product orders and our limited product order history to determine our requirements for components and materials. We provide these forecasts to our outsourced manufacturers. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. If we underestimate our component and material requirements, we and our third-party outsourced manufacturers may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. If we overestimate our component and material requirements, we could have excess inventory as well as over-capitalized manufacturing facilities. For example, the inventory write-offs taken in the years ended June 30, 2001 and June 30, 2002 and the six month period ended December 31, 2002 were primarily a result of the inability to forecast the sudden decrease in demand for our products. Cumulatively, we have recorded $47.3 million of inventory write-offs. While the write-offs relate to inventory that is excess or obsolete and not expected to be used based on our current sales forecast, there may be instances where we, due to unforeseen future demand, may utilize this excess inventory, which has been our experience in the past several quarters. We also may experience shortages of components and materials from time to time, which could delay the manufacturing of our products and could cause us to lose orders or customers.

We will not attract orders and customers and we may lose current orders and customers if we are unable to commit to deliver sufficient quantities of our products to satisfy customers’ needs.

Communications service providers and optical systems manufacturers historically have required that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. We may be unable to pursue large orders if we do not have sufficient manufacturing capacity to enable us to provide customers with specified quantities of products.

Our dependence on independent manufacturers may result in product delivery delays and may harm our operations.

We rely on a small number of outsourced manufacturers to manufacture our subcomponents. We intend to strengthen our relationship with outsourced manufacturers so that they will eventually manufacture substantially all of our subcomponents, and possibly a substantial portion of our finished products, in the future. The qualification of these outsourced manufacturers is an expensive and time-consuming process. Our outsourced manufacturers have a limited history of manufacturing optical subcomponents and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these outsourced manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers. We do not have contracts in place with many of these manufacturers and we have very limited experience in working with third party manufacturers. As a result, we may not be able to effectively manage our relationships with these manufacturers. If we cannot effectively manage our relationship with these manufacturers or if they fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which could have an adverse effect on our business and results of operations. The move to outsourced manufacturing and the ultimate disposition of our manufacturing capacity may result in impairment charges relating to our long-lived assets in future periods.

If we do not reduce costs, introduce new products or increase sales volume, our gross margin will decline.

Over our short operating history, the average selling prices of our products have decreased over time and we expect this trend to continue and potentially accelerate. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis, and reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume or introduce new products to maintain or increase our revenue. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could seriously harm our business, financial condition and results of operations.

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

We may be required to indemnify our customers against certain liabilities arising from defects in our products. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative effect on our business, financial condition or results of operations. However, we cannot be certain that product defects will not have a material negative effect on our business, financial condition or results of operations in the future.

If we do not achieve acceptable manufacturing yields in a cost-effective manner or achieve sufficient product reliability, this could delay product shipments to our customers or require us to develop new manufacturing processes, which would impair our operating results.

Manufacturing our products involves complex, labor intensive and precise processes. Changes in our manufacturing processes or those of our suppliers, or the inadvertent use of defective materials by us or our suppliers, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and further impair our gross margins. We may not obtain acceptable yields in the future. In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost effectively meet our production goals so that we achieve acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation to improve our gross margins and achieve the targeted cost levels of our customers. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

We depend on key personnel to manage our business effectively, and if we are unable to hire and retain qualified personnel, our ability to sell our products could be harmed.

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, sales personnel and marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for any specific term and these personnel may terminate their employment at any time. For example, Paul Engle, our former Chief Executive Officer, resigned as a director, officer and employee of Avanex in the second quarter of fiscal 2003. In addition, three other executive officers left the Company during the same quarter. We do not have “key person” life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

While we are likely to expand our international operations, we face risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

We are likely to expand our international operations in the future, including expansion of overseas product manufacturing. Further, we intend to increase our international sales and the number of our international customers. This expansion may require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to establish or maintain international market demand for our products. We currently have limited experience in marketing and distributing our products internationally. In addition, international operations are subject to inherent risks, including, without limitation, the following:

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties inherent in managing remote foreign operations;

•	Import or export licensing, regulatory and product certification requirements outside the U.S.;

•	Potential adverse tax consequences;

•	Reduced protection for intellectual property rights in some countries, including China, where some of our subcomponents and products will be manufactured; and

•	Political and economic instability, terrorism and war.

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

Customers typically expend significant efforts in evaluating and qualifying our products and manufacturing processes. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to nine months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, if we are required to add additional manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. Our long sales cycles, as well as the current practice of many companies in the communications industry to place orders with short lead times, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter.

We will lose significant sales and may not be successful if our customers do not qualify our products to be designed into their products and systems.

In the telecommunications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier’s product or component, these potential customers design the product into their system, which is known as a “design-in” win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until the adoption of a future redesigned system at the earliest. If we fail to achieve design-in wins in potential customer’s qualification process, we may lose the opportunity for significant sales to such customers for a lengthy period of time.

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

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. In addition, the trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including without limitation, the following:

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

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. As long as we continue to depend on a limited customer base and a limited number of products, there is substantial risk that our quarterly results will fluctuate. Furthermore, if our stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of December 31, 2002, we had 139 patents issued or applied for in the U.S., of which 17 are jointly filed with Fujitsu and of which six have been assigned to us as a result of our acquisitions. Further, as of the same date, we had 28 patents issued or applied for outside of the U.S., of which six are jointly filed with Fujitsu and of which three have been assigned to us as a result of our acquisitions. In addition, we cannot assure you that any patents that have been issued or may issue will protect our intellectual property or that any patents issued will not be challenged by third parties. Much of our intellectual property has trade secrets implications, which requires much more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States.

If necessary licenses of third-party technology become unavailable to us or become very expensive, we may become unable to develop new products and product enhancements, which could prevent us from operating our current business.

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

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc. and in November 2001, we acquired LambdaFlex, Inc. Acquisitions or investments could result in a number of financial consequences, including without limitation:

•	Potentially dilutive issuances of equity securities;

•	Reduced cash balances and related interest income;

•	Higher fixed expenses which require a higher level of revenues to maintain gross margins;

•	The incurrence of debt and contingent liabilities;

•	Amortization expenses related to intangible assets; and

•	Large one-time write-offs.

For example, as a result of our acquisitions of Holographix and LambdaFlex, we recorded in the first quarter of fiscal 2003 a goodwill impairment charge for all of our goodwill of $37.5 million in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”. See Note 3 to Consolidated Financial Statements. Further, as a result of our disposal of certain property, equipment and intellectual property rights, we recorded in the second quarter of fiscal 2003, a reduction in long-lived assets of $1.5 million in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Note 4 to Consolidated Financial Statements.

In addition, on March 18, 2002, we entered into an Agreement and Plan of Reorganization with Oplink Communications pursuant to which we intended to acquire all of the outstanding capital stock of Oplink. The Merger was subject to the approval of our stockholders and the stockholders of Oplink. While our stockholders approved the issuance of Avanex common stock in connection with the Merger, the stockholders of Oplink failed to approve the Merger on August 15, 2002. We expensed $4.1 million in related merger expenses during the first quarter of fiscal 2003.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers in short-term and long-term securities with maturities ranging from overnight up to 36 months. The average maturity of the portfolio will not exceed 30 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk. We have one loan with a fixed rate of interest of 9.406% and $1,227,000 is outstanding at December 31, 2002, which approximates fair market value.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company (in thousands).

As of December 31, 2002:

	Periods Ended December 31,		Total Amortized Cost	Fair Market Value
	2003	2004
Held-to-maturity securities	$100,955	$40,259	$141,214	$142,538
Average interest rate	2.8%	2.5%

As of June 30, 2002:

	Years Ended June 30,		Total Amortized Cost	Fair Market Value
	2003	2004
Held-to-maturity securities	$106,346	$40,984	$147,330	$148,057
Average interest rate	3.0%	3.3%

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

Changes in internal controls.

Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

E-Tek Litigation

On December 7, 1999, before the effective date of our initial public offering, E-Tek Dynamics, Inc. (E-Tek), now a subsidiary of JDS Uniphase, filed a complaint with the Superior Court of California, County of Santa Clara. E-Tek initially named us and Ma Li, a third party individual not associated with Avanex Corporation, as defendants in the complaint. E-Tek amended its complaint to add Edward Ning, an employee of Avanex, as an additional named defendant. Subsequently, this litigation was dismissed with prejudice.

IPO Class Action Lawsuit

On August 6, 2001, we, certain of our officers and directors, and various underwriters in our initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the our common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 300 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss the actions. On October 9, 2002, the claims against our directors and officers were dismissed without prejudice. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than $41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. We challenged the sufficiency of the complaint by demurrer in a motion that was heard by the Court on September 25, 2002. The Court sustained the demurrer with respect to the three breach of contract causes of action, with leave to amend. The Court overruled the demurrer in connection with the promissory estoppel, fraud and negligent misrepresentation claims. The Court gave the plaintiffs the opportunity to attempt to amend the complaint so that it sufficiently alleged contract-based causes of action, and the plaintiffs’ filed their amended Complaint on October 28, 2002. We again challenged the sufficiency of the Complaint with respect to the three contract-related causes of action by a demurrer that was heard by the Court on January 8, 2003. The Court has taken the demurrer under submission. Very little discovery has been conducted. However, after reviewing the complaint and the matters related thereto (especially in light of the Court’s recent action in sustaining the demurrer with respect to the breach of contract causes of action), we believe that the claims are without merit and we intend to defend ourselves vigorously. We believe that the resolution of this action will not have a material adverse effect on our business or financial condition. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our initial public offering (“IPO”) on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the Company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Of the net proceeds, as of December 31, 2002, we have used approximately $105.7 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $23.9 million of the proceeds were used to repay short-term borrowings, long-term debt and capital lease obligations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

10.1	Terms of Employment dated January 6, 2003 between Walter Alessandrini and the Registrant

10.2	Severance Agreement and Release dated November 18, 2002 between Paul Engle and the Registrant

10.3	Severance Agreement and Release dated November 21, 2002 between Jessy Chao and the Registrant

10.4	Severance Agreement and Release dated November 21, 2002 between Paul Jiang and the Registrant

10.5	Severance Agreement and Release dated December 2, 2002 between Charles Mao and the Registrant

10.6	Severance Agreement and Release dated January 28, 2003 between John Tyler and the Registrant

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

Report on Form 8-K as filed on November 20, 2002 includes a press release regarding the resignation of Paul Engle as Avanex’s President, Chief Executive Officer and director, and the appointment of Walter Alessandrini as Avanex’s President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ Bruce Pollock
Bruce Pollock Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:  February 7, 2003

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Walter Alessandrini, certify that:

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

Date:  February 7, 2003

/s/ Walter Alessandrini
Walter Alessandrini President and Chief Executive Officer

I, Bruce Pollock, certify that:

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

Date:  February 7, 2003

/s/ Bruce Pollock
Bruce Pollock Senior Vice President, Finance and Chief Financial Officer