Form 10-Q
period 2003-03-31
AVANEX CORP
filed 2003-05-09
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

There were 69,204,905 shares of the Company’s Common Stock, par value $.001 per share, outstanding on April 30, 2003.

AVANEX CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2003	June 30, 2002
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$30,675	$29,739
Short-term investments	71,700	106,346
Accounts receivable, net	1,892	4,855
Inventories	3,980	6,515
Other current assets	1,179	801

Total current assets	109,426	148,256
Long-term investments	41,353	40,984
Property and equipment, net	7,535	18,872
Intangibles, net (Note 5)	—	1,477
Goodwill (Note 4)	—	37,500
Other assets	593	3,308

Total assets	$158,907	$250,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,842	$6,035
Accounts payable	3,590	2,539
Current portion of restructuring accruals	6,380	4,349
Other accrued expenses	2,338	4,618
Warranty	3,304	3,842
Current portion of long-term obligations	4,469	5,020
Accrued compensation and related expenses	2,418	2,942

Total current liabilities	25,341	29,345

Restructuring accruals	27,972	16,689
Other long-term obligations	3,265	6,365

Total liabilities	56,578	52,399

Commitments and contingencies

Stockholders’ equity:
Common stock	69	69
Additional paid-in capital	483,846	495,288
Notes receivable from stockholders	—	(1,265)
Deferred compensation	(1,185)	(11,999)
Accumulated deficit	(380,401)	(284,095)

Total stockholders’ equity	102,329	197,998

Total liabilities and stockholders’ equity	$158,907	$250,397

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net revenue	$5,400	$10,185	$15,952	$25,660
Cost of revenue	6,698	7,182	24,005	21,614
Stock compensation expense (recovery)	13	137	(207)	21

Gross profit (loss)	(1,311)	2,866	(7,846)	4,025
Operating expenses:
Research and development	3,031	6,087	13,104	17,819
Sales and marketing	1,859	1,698	4,673	4,729
General and administrative	2,445	2,151	7,196	5,660
Stock compensation expense (recovery) (1)	(2,358)	4,194	(444)	14,789
Acquired in-process research and development	—	—	—	5,445
Amortization of intangibles	—	2,632	200	7,870
Reduction in long-lived assets	—	—	1,548	—
Restructuring charges	4,750	17,116	22,482	16,665
Merger costs	—	—	4,126	—

Total operating expenses	9,727	33,878	52,885	72,977

Loss from operations	(11,038)	(31,012)	(60,731)	(68,952)
Interest and other income	893	1,546	3,342	5,951
Interest and other expense	(258)	(650)	(1,417)	(2,251)

Loss before cumulative effect of an accounting change	(10,403)	(30,116)	(58,806)	(65,252)
Cumulative effect of an accounting change to adopt SFAS 142 (Note 4)	—	—	(37,500)	—

Net loss	$(10,403)	$(30,116)	$(96,306)	$(65,252)

Loss per share before cumulative effect of an accounting change	$(0.15)	$(0.45)	$(0.86)	$(1.02)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	(0.55)	—

Basic and diluted net loss per common share	$(0.15)	$(0.45)	$(1.41)	$(1.02)

Weighted-average number of shares used in computing basic and diluted net loss per common share	68,840	66,583	68,121	63,863

(1) Below is the allocation of stock compensation expense (recovery):
Research and development	$(2,355)	$2,403	$(384)	$7,446
Sales and marketing	14	50	(213)	143
General and administrative	(17)	1,741	153	7,200

	$(2,358)	$4,194	$(444)	$14,789

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net Loss	$(96,306)	$(65,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,378	7,799
Amortization of intangibles	200	7,870
Stock compensation	(650)	14,811
Acquired in-process research and development	—	5,445
Provision for excess inventory	4,142	3,943
Non-cash portion of restructuring charges	3,814	17,216
Charge for merger expenses	4,126	—
Reduction in long-lived assets	1,548	—
Cumulative effect of an accounting change (Note 4)	37,500	—
Changes in operating assets and liabilities:
Accounts receivable	2,963	11,518
Inventories	(1,607)	(3,173)
Other current assets	(163)	(1,715)
Other assets	96	11
Accounts payable	1,051	(9,377)
Accrued compensation and related expenses	(524)	(1,171)
Accrued restructuring	12,741	(4,972)
Warranty	(538)	(1,455)
Other accrued expenses and deferred revenue	(2,142)	(6,748)

Net cash used in operating activities	(26,371)	(25,250)

INVESTING ACTIVITIES
Purchases of held-to maturity securities	(58,850)	(155,957)
Maturities of held-to maturity securities	93,127	159,758
Acquisitions, net of cash assumed	—	234
Purchases of property and equipment	(340)	(1,655)
Other assets	(1,073)	—

Net cash provided by investing activities	32,864	2,380

FINANCING ACTIVITIES
Payments on long-term obligations	(3,651)	(3,899)
Payments on short-term borrowings	(6,035)	(4,021)
Proceeds from short-term borrowings	2,842	4,057
Net proceeds from issuance of common stock	444	1,404
Repurchase of common stock	(264)	(191)
Proceeds from payments of stockholders’ notes receivable	1,107	732

Net cash used in financing activities	(5,557)	(1,918)

Net decrease in cash and cash equivalents	936	(24,788)
Cash and cash equivalents at end of period	29,739	79,313

Cash and cash equivalents at beginning of period	$30,675	$54,525

See accompanying notes.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2003, and for the three and nine months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2003, the consolidated operating results for the three and nine months ended March 31, 2003 and 2002, and the consolidated cash flows for the nine months ended March 31, 2003 and 2002. The consolidated results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2003.

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

The Company maintains its financial records on the basis of a fiscal year ending on June 30, with fiscal quarters ending on the Friday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The third quarters of fiscal 2003 and 2002 ended on March 28, 2003 and March 29, 2002, respectively.

2. Pro Forma Disclosure of the Effect of Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(10,403)	$(30,116)	$(96,306)	$(65,252)
Stock-based employee compensation expense (recovery) included in reported net loss	(2,345)	4,331	(651)	14,810
Total stock-based employee compensation expense determined under fair value based methods for all awards	2,252	(12,017)	(4,726)	(33,766)

Pro forma net loss	$(10,496)	$(37,802)	$(101,683)	$(84,208)

Basic and diluted net loss per common share
As reported	$(0.15)	$(0.45)	$(1.41)	$(1.02)

Pro forma	$(0.15)	$(0.57)	$(1.49)	$(1.32)

3. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

	March 31, 2003	June 30, 2002
Raw materials	$1,438	$2,560
Work-in-process	1,898	3,145
Finished goods	644	810

	$3,980	$6,515

In the first nine months of fiscal 2003 and 2002, the Company recorded charges to cost of revenue of $4.1 million and $3.9 million for excess and obsolete inventory. In the first nine months of fiscal 2003, the provision of $4.1 million was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and the remaining $1.5 million was due to excess inventory as a result of decreased demand for the Company’s products. For the same nine-month period in the prior fiscal year, the $3.9 million provision was due to significant decrease in demand for the Company’s products, which began in the second half of fiscal 2001. Management does not believe it can sell or use this inventory in the future based on current forecasts of demand. Actual results may differ from such forecasts, which has been the experience in the past several quarters.

In the first nine months of fiscal 2003, the Company sold inventory previously written-off with original cost totaling $3.0 million due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products (that included these components) in excess of the Company’s estimates.

The total cost of inventory written-off to date is approximately $47.7 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $8.4 million have been sold, items representing $1.5 million have been consumed in research and development activities, items representing $14.5 million have been discarded, and items representing $23.3 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company transitions its manufacturing to third-party manufacturers in Asia.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Inventory written off as of July 1, 2002	$44,521
Inventory subsequently sold	2,998
Inventory consumed in research and development	207
Inventory discarded	9,273
Change in inventory on hand	(9,321)

Inventory written off as of March 31, 2003	$47,678

Inventory written off as of July 1, 2001	$41,994
Inventory subsequently sold	3,446
Inventory consumed in research and development	981
Inventory discarded	2,491
Change in inventory on hand	(4,689)

Inventory written off as of March 31, 2002	$44,223

4. Goodwill

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

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Reported net loss before cumulative effect of an accounting change	$(10,403)	$(30,116)	$(58,806)	$(65,252)
Add back goodwill (including assembled workforce) amortization	—	2,499	—	7,497

Adjusted net loss before cumulative effect of an accounting change	(10,403)	(27,617)	(58,806)	(57,755)
Cumulative effect of an accounting change	—	—	(37,500)	—

Adjusted net loss	$(10,403)	$(27,617)	$(96,306)	$(57,755)

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Adjusted basic and diluted net loss per share:
Reported basic and diluted net loss per share before cumulative effect of an accounting change	$(0.15)	$(0.45)	$(0.86)	$(1.02)
Add back goodwill (including assembled workforce) amortization	—	0.04	—	0.12

Adjusted basic and diluted net loss per share before cumulative effect of an accounting change	(0.15)	(0.41)	(0.86)	(0.90)
Cumulative effect of an accounting change	—	—	(0.55)	—

Adjusted basic and diluted net loss per share	$(0.15)	$(0.41)	$(1.41)	$(0.90)

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

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) (in thousands):

Balance at July 1, 2002	$37,186
Workforce transferred to goodwill	314

Adjusted balance at July 1, 2002	37,500
Transitional impairment loss	(37,500)

Balance March 31, 2003	$—

5. Long-Lived Assets

During the quarter ended December 31, 2002, the Company committed to a plan to dispose of certain property, equipment and intellectual property rights and entered into a non-binding letter of intent to sell such assets to a group that included an employee of the Company. The sale was completed on January 10, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company was required to measure these assets held for sale at the lower of their carrying amount or fair value less costs to sell as of December 31, 2002. The carrying value of the assets held for sale was $1.8 million with a fair value of $0.3 million resulting in a reduction in long-lived assets of $1.5 million in the quarter ended December 31, 2002, of which $0.2 million related to property and equipment and $1.3 million related to intangibles.

The gross carrying amount of intangible assets as of June 30, 2002 was $2.4 million. Related accumulated amortization was $0.9 million for a net carrying amount of $1.5 million. These amounts reflect the value of intangibles after reclassification of assembled workforce to goodwill described in Note 4. The net carrying value of intangible assets was zero as of March 31, 2003. Amortization expense on these intangible assets for the nine months ended March 31, 2003 was $0.2 million.

6. Warranties

The Company accrues for the estimated cost to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase resulting in decreases to gross profit.

Changes in the Company’s product warranty accrual for the nine-month periods ended March 31, 2003 and March 31, 2002 are as follows (in thousands):

Balance at June 30, 2002	$3,842
Accrual for warranties issued during the period	629
Cost of warranty repair	(138)
Accrual related to pre-existing warranties (including changes in estimates)	(1,029)

Balance at March 31, 2003	$3,304

Balance at June 30, 2001	$5,589
Accrual for warranties issued during the period	217
Cost of warranty repair	(155)
Accrual related to pre-existing warranties (including changes in estimates)	(1,517)

Balance at March 31, 2002	$4,134

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Financing Arrangements

In September 2002, the Company renewed a revolving line of credit with a financial institution, which allows maximum borrowings up to $15.0 million, of which $2.8 million was drawn down at March 31, 2003. The line of credit requires the Company to comply with specified covenants. The Company was not in compliance with one of the specified covenants at March 31, 2003, and has obtained a waiver from the financial institution. The agreement terminates on September 30, 2003, at which time all outstanding principal and interest are due. The credit line bears interest at the prime rate.

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

During the second quarter of fiscal 2003, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities in Richardson and Fremont, as described above. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $862,000 relating to the Fremont and Richardson facilities in the second quarter of fiscal 2003. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004.

During the third quarter of fiscal 2003, the Company continued restructuring and downsized its workforce, primarily in manufacturing and research and development. The Company also further consolidated its facilities in Fremont. This restructuring realigned resources with the then current business outlook and reduced the Company’s cost structure. As a result of this restructuring program, the Company recorded a restructuring charge of $4.8 million in the third quarter of fiscal 2003.

Workforce Reduction

In the third quarter of fiscal 2003, the Company reduced its workforce by a total of 28 employees, primarily in research and development and manufacturing functions. The Company recorded a charge of $0.7 million for the involuntary employee separations, which included termination benefits and related expenses in the third quarter of fiscal 2003.

Abandonment of Excess Leased Facilities and Related Equipment

In the third quarter of fiscal 2003, the Company vacated the remaining 40,178 square feet of a building it had occupied at Fremont, California and is attempting to sublease the building. Given the current real estate market conditions, the Company does not expect to be able to sublease the building before December 2004. As a result, the Company recorded a charge of $3.4 million in the third quarter of fiscal 2003. The Company also abandoned leasehold improvements in the building and recorded a charge of $0.6 million in the third quarter of fiscal 2003.

A summary of the accrued restructuring charges is as follows (in thousands):

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Charge in September 2002 and December 2002 Adjustment	Charge in March 2003	Non-Cash Credit/ (Charges)	Cash Receipts (Payments)	Restructuring Accrual at March 31, 2003
Workforce Reduction	$2,114	$700	$—	$(2,567)	$247
Abandonment of excess equipment	3,103	631	(3,814)	80	—
Abandonment of excess leased facilities	8,390	3,419	573	(451)	11,931

Total	$13,607	$4,750	$(3,241)	$(2,938)	$12,178

Remaining cash expenditures relating to workforce reduction will be paid through the fourth quarter of fiscal 2003. Amounts related to the abandonment of excess leased facilities are expected to be paid as the lease payments are due through the remainder of the lease terms through 2010.

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

A summary of the accrued restructuring charges is as follows (in thousands):

	Restructuring Accrual at June 30, 2002	Adjustment to Restructuring Charge	Cash Receipts (Payments)	Restructuring Accrual at March 31, 2003
Abandonment of excess equipment	$—	$(21)	$21	$—
Abandonment of excess leased facilities	18,574	4,146	(2,322)	20,398
Capital Leases	2,464	—	(688)	1,776

Total	$21,038	$4,125	$(2,989)	$22,174

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease term through 2010. Capital leases payments are due over the term of the leases through the third quarter of fiscal 2005.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A summary of the restructuring accruals is as follows (in thousands):

	March 31, 2003	June 30, 2002
Total restructuring accruals	$34,352	$21,038
Less current portion	6,380	4,349

Long-term portion	$27,972	$16,689

9. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Loss before cumulative effect of an accounting change	$(10,403)	$(30,116)	$(58,806)	$(65,252)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(37,500)	—

Net loss	$(10,403)	$(30,116)	$(96,306)	$(65,252)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	69,241	69,376	69,265	67,611
Less: weighted-average number of shares subject to repurchase	(401)	(2,793)	(1,144)	(3,748)

Weighted-average number of shares used in computing basic and diluted net loss per common share	68,840	66,583	68,121	63,863

Loss per share before cumulative effect of an accounting change	$(0.15)	$(0.45)	$(0.86)	$(1.02)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	(0.55)	—

Basic and diluted net loss per common share	$(0.15)	$(0.45)	$(1.41)	$(1.02)

10. Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred (see Note 8). Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan (see Note 8). The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption (see Note 8).

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

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of this standard had no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148. The Company will continue to account for its stock purchase plan and stock option plans under the provisions of APB No. 25. SFAS 148 is not anticipated to have a material impact on the Company’s current financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report and our audited consolidated financial statements and notes for the year ended June 30, 2002, included in our Form 10-K filed with the SEC on September 20, 2002.

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to communication service providers and optical system manufacturers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

We, like many of our peers in the communications equipment industry, have been adversely affected by the general economic downturn, and particularly by the significant reduction in telecommunications equipment spending. Due to the continued weakness in the general economy, and the telecommunications sector in particular, revenue in the third quarter of fiscal 2003 was less than the third quarter of fiscal 2002, putting downward pressure on our margins and profits.

Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management’s expectations of future revenues. Although management has taken and will continue to take measures to reduce expense levels, if revenue levels in a particular period are less than anticipated, operating results will be affected adversely.

In the first quarter and third quarter of fiscal 2003, we announced restructuring programs to reduce our operating expenses. The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. We anticipate that we may initiate future restructuring actions similar in nature to past restructuring actions, which are likely to result in charges that could have a material effect on our results of operations or financial position. The move to outsourced manufacturing and the ultimate disposition of our manufacturing capacity may result in impairment charges relating to our long-lived assets in future periods.

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

To date, our revenues have been principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which together accounted for 97% of net revenue in the quarter ended March 31, 2003.

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

Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering and certain grants subsequent to our initial public offering, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Moreover, in connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholders’ equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting.

Amortization of Intangibles. A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to July 1, 2002 goodwill and purchased intangibles were amortized to expense over their estimated useful lives. Subsequent to June 30, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but rather are subject to an annual impairment test. Intangible assets with definite lives will be amortized over their estimated useful lives. The Company recorded an impairment loss in the first quarter of fiscal 2003 of $37.5 million for any remaining intangible assets.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of the evaluation period if not returned, and when collection is reasonably assured.

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

In estimating obsolete and excess inventory, we use a three-month demand forecast. We also consider: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we may need to make additional write-offs of inventory in future periods.

Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets. We review long-lived assets other than goodwill and indefinite lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets other than goodwill and indefinite lived intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If circumstances arise that cause these estimates or their related assumptions to change in the future we may be required to record additional impairment charges for these assets. See Note 5 to “Notes to Condensed Consolidated Financial Statements”.

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

In the first quarter of fiscal 2003, we completed the required transitional impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, we have incurred a transitional impairment charge of $37.5 million representing all of our goodwill. This impairment charge is reflected as the cumulative effect of a change in accounting principles. See Note 4 to “Notes to Condensed Consolidated Financial Statements”.

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

Contingencies. We are subject to proceedings, lawsuits and other claims related to employment matters, our initial public offering and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each individual issue and consultation with legal counsel. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, resulting in higher net loss.

Results of Operations

Net Revenue

Net revenue for the quarter ended March 31, 2003 was $5.4 million, compared to $10.2 million for the quarter ended March 31, 2002. In the quarter ended March 31, 2003, two customers each accounted for greater than 10% of net revenue and combined accounted for 73% of net revenue. This compares to two customers that each accounted for greater than 10% of net revenue in the quarter ended March 31, 2002 and combined accounted for 74% of net revenue. Net revenue for the nine month period ended March 31, 2003 was $16.0 million, compared to $25.7 million for the nine month period ended March 31, 2002. The decreases in net revenue were primarily due to the substantial decrease of sales of our products to customers, reflecting reduced capital spending by telecommunication carriers. If this decline continues, our net revenue will be adversely impacted in future periods.

Cost of Revenue

Cost of revenue for the quarter ended March 31, 2003 was $6.7 million, compared to $7.2 million for the quarter ended March 31, 2002, a decrease of $0.5 million. We recorded a provision for excess and obsolete inventory of $0.3 million in the quarter ended March 31, 2003, which was due to excess inventory as a result of decreased demand for our products, as compared to a provision of $1.0 million for the same quarter in the prior fiscal year. In the quarter ended March 31, 2003, we sold inventory previously written-off with an original cost totaling $1.1 million due to unforeseen demand for such inventory, compared to $2.2 million in the quarter ended March 31, 2002. Cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that include these components was similar to the selling price of products that did not include components that were written-off. In addition, we had a $1.1 million reduction in cost of revenue in the quarter ended March 31, 2003 related to reduced headcount due to the restructurings initiated in September 2002 and January 2003.

Cost of revenue for the nine month period ended March 31, 2003 was $24.0 million, compared to $21.6 million for the nine month period ended March 31, 2002, an increase of $2.4 million. Cost of revenue increased primarily due to a change in the mix of products sold and underutilized manufacturing capacity resulting from lower production levels associated with lower sales. We recorded a provision for excess and obsolete inventory of $4.1 million in the nine month period ended March 31, 2003, which was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and the remaining $1.5 million due to excess inventory as a result of decreased demand for our products. In the nine month period ended March 31, 2002, we recorded a provision for excess and obsolete inventory of $3.9 million due to significant decrease in demand for our products. In the nine month period ended March 31, 2003, we sold inventory previously written-off with an original cost totaling $3.0 million due to unforeseen demand for such inventory compared to $3.4 million in the nine month period ended March 31, 2002. In addition, we had a reduction in cost of revenue of $2.0 million in the nine month period ended March 31, 2003 related to reduced headcount due to the restructurings initiated in September 2002 and January 2003. Cost of revenue for the nine month period ended March 31, 2002 also reflected the $0.6 million favorable settlement of non-cancelable purchase obligations and $1.5 million reduction of the warranty accrual.

Our gross margin percentage decreased to negative 24% for the quarter ended March 31, 2003 from positive 28% for the quarter ended March 31, 2002. Our gross margin percentage decreased to negative 49% for the nine month period ended March 31, 2003 from positive 16% for the nine month period ended March 31, 2002. The decrease in gross margin percentage was primarily due to underutilized manufacturing capacity resulting from declining sales. Our gross margins are and will be primarily affected by changes in manufacturing volume, mix of products sold, and changes in market prices. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses decreased $3.1 million from $6.1 million for the quarter ended March 31, 2002 to $3.0 million for the quarter ended March 31, 2003, and decreased $4.7 million from $17.8 million for the nine month period ended March 31, 2002 to $13.1 million for the nine month period ended March 31, 2003. The decreases were primarily attributable to reduced headcount due to the reductions in force initiated in September 2002 and January 2003 and reduced material spending. As a percentage of revenue, research and development expenses decreased to 56% in the quarter ended March 31, 2003 from 60% for the quarter ended March 31, 2002.

Sales and Marketing

Sales and marketing expenses increased $0.2 million from $1.7 million for the quarter ended March 31, 2002 to $1.9 million for the quarter ended March 31, 2003. The increase was primarily attributable to increased tradeshow and marketing related expenses. Sales and marketing expenses were $4.7 million for both the nine month period ended March 31, 2002 and the nine month period ended March 31, 2003. As a percentage of revenue, sales and marketing expenses increased to 34% in the quarter ended March 31, 2003 from 17% for the quarter ended March 31, 2002.

General and Administrative

General and administrative expenses increased $0.2 million from $2.2 million for the quarter ended March 31, 2002 to $2.4 million for the quarter ended March 31, 2003, and increased $1.5 million from $5.7 million for the nine month period ended March 31, 2002 to $7.2 million for the nine month period ended March 31, 2003. The increase was primarily attributable to costs associated with the termination of employment of former company executives and increased legal fees related to corporate matters. As a percentage of revenue, general and administrative expenses increased to 45% in the quarter ended March 31, 2003 from 21% for the quarter ended March 31, 2002.

Stock Compensation

Stock compensation expense (recovery) decreased $6.6 million from $4.3 million for the quarter ended March 31, 2002 to negative $2.3 million for the quarter ended March 31, 2003, and decreased $15.5 million from $14.8 million for the nine month period ended March 31, 2002 to negative $0.7 million for the nine month period ended March 31, 2003. From inception through March 31, 2003, we have expensed a total of $101.6 million of stock compensation, leaving an unamortized balance of $1.2 million on our March 31, 2003 unaudited condensed consolidated balance sheet. The decrease in stock compensation expense was primarily attributable to a recovery of previously amortized stock compensation relating to former executive officers who left the Company during the quarter ended December 31, 2002 prior to their options vesting and the termination of certain employees in connection with the disposal of certain property, equipment and intellectual property rights during the quarter ended March 31, 2003 prior to their options vesting. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed in acquisitions. The deferred stock compensation for options assumed from acquisitions was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

Amortization of Intangibles

Amortization of intangibles for the quarter ended March 31, 2003 was zero compared to $2.6 million for the quarter ended March 31, 2002, and amortization was $0.2 million for the nine month period ended March 31, 2003 compared to $7.9 million for the nine month period ended March 31, 2002. Amortization of intangibles decreased due to the adoption of the non-amortization of goodwill provisions under SFAS 142 commencing July 1, 2002. Additionally, no intangible balance remains in our condensed consolidated balance sheet as of March 31, 2003.

Reduction in Long-Lived Assets

During the quarter ended December 31, 2002, we committed to a plan to dispose of certain property, equipment and intellectual property rights and entered into a non-binding letter of intent to sell such assets to a group that included an employee of the Company. The sale was completed on January 10, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we were required to measure these assets held for sale at the lower of their carrying amount or fair value less costs to sell as of December 31, 2002. The reduction in long-lived assets was $1.5 million of which $0.2 million related to property and equipment and $1.3 million related to intangibles. See Note 5 to “Notes to Consolidated Financial Statements”.

Restructuring Charge

Fiscal 2003 Restructuring

In the quarter ended September 30, 2002, we announced a restructuring program to downsize our workforce, primarily in manufacturing. In addition, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. We also consolidated our facilities in Fremont. As a result of the restructuring program, we recorded a restructuring charge of $12.7 million in the quarter ended September 30, 2002. During the second quarter of fiscal 2003, we reassessed our initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. As a result, we recorded an additional charge of $862,000 relating to the Fremont and Richardson facilities during the second quarter of fiscal 2003. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. During the third quarter of fiscal 2003, we continued to restructure and downsize our workforce, primarily in manufacturing. Additionally, we further consolidated our facilities in Fremont. As a result of this continued restructuring, we recorded a restructuring charge of $4.8 million in the quarter ended March 31, 2003. See Note 8 of “Notes to Condensed Consolidated Financial Statements.”

Workforce Reduction

We reduced our workforce by a total of 174 employees during the nine month period ended March 31, 2003, primarily in manufacturing and research and development functions. We recorded a charge of $2.8 million for employee separations, which included termination benefits and related expenses.

Abandonment of Excess Equipment

We abandoned excess equipment and leasehold improvements and recorded a charge of $3.7 million during the nine month period ended March 31, 2003. The equipment was abandoned because it was no longer required to support expected operating levels and, given the downturn in our industry, we concluded it could not be sold.

Abandonment of Excess Leased Facilities

We are attempting to sublease approximately 85,600 square feet at our Fremont, California facility, as well as the remaining portion of the facilities leased at our Richardson, Texas facility. In September 2002, we engaged real estate advisors to sublease the vacated space within these two buildings. Given the current real estate market conditions, we do not expect to be able to sublease these buildings before December 2004.

These restructuring plans are expected to yield cash savings of approximately $9.4 million annually, largely relating to reduced employee-related costs, and are expected to be realized primarily as $4.6 million in cost of revenue, $3.0 million in research and development, $0.9 million in sales and marketing and $0.9 million in general and administrative. For the nine month period ended March 31, 2003, we have realized cash savings of $4.0 million which has been realized as $2.0 million in cost of revenue, $1.3 million in research and development, $0.3 million in sales and marketing and $0.4 million in general and administrative.

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

Merger Costs

On March 18, 2002, we entered into an Agreement and Plan of Reorganization with Oplink Communications pursuant to which we intended to acquire all of the outstanding capital stock of Oplink. The merger was subject to the approval of our stockholders and the stockholders of Oplink. While our stockholders approved the issuance of Avanex common stock in connection with the merger, the stockholders of Oplink failed to approve the merger on August 15, 2002. We expensed $4.1 million in related merger costs in the first quarter of fiscal 2003.

Interest and Other Income (Expense), Net

Interest and other income, net was $0.6 million for the quarter ended March 31, 2003 and $0.9 million for the comparable quarter ended March 31, 2002, and $1.9 million for the nine month period ended March 31, 2003 and $3.7 million for the nine month period ended March 31, 2002. The decrease in interest and other income, net was primarily due to lower yields on our cash investments and lower cash, cash equivalents and investment balances.

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

As of March 31, 2003, we had cash and cash equivalents and short-term investments of $102.4 million and long-term investment holdings of $41.4 million.

Net cash used in operating activities was $26.4 million in the nine month period ended March 31, 2003, primarily reflecting a loss from operations, a decrease in accrued expenses, deferred revenue and warranty and an increase in inventory offset by a decrease in accounts receivable and an increase in accounts payable and accrued restructuring. Our use of cash was offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, restructuring charges, merger expenses, reduction in long-lived assets and cumulative effect of an accounting change. Net cash used in operating activities was $25.3 million for the comparable period of fiscal 2002, primarily reflecting a loss from operations, decreases in accounts payable, other accrued expenses, deferred revenue and cash restructuring liabilities. Our use of cash was offset by a decrease in accounts receivable and by non-cash charges related to the provision for excess inventory, depreciation and amortization, amortization of intangibles, stock compensation, restructuring charges and acquired in-process research and development.

Cash provided by investing activities was $32.9 million for the nine month period ended March 31, 2003. Cash provided by investing activities was primarily the result of maturities of investment securities, net of purchases of held-to-maturities securities, offset by costs incurred related to the proposed merger with Oplink. Cash provided by investing activities was $2.4 million for the comparable period of fiscal 2002, principally due to maturities of investment securities, net of purchases, offset by the purchases of property and equipment.

Cash used in financing activities was $5.6 million for the nine month period ended March 31, 2003, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings offset by proceeds from payments of notes receivable from stockholders and proceeds from short-term borrowings. Cash used in financing activities was $1.9 million for the comparable period of fiscal 2002, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings, offset by proceeds from short-term borrowings, cash payments received from stockholders’ notes receivable and the proceeds from issuance of common stock.

Our principal source of liquidity as of March 31, 2003 consisted of $143.7 million in cash, cash equivalents, short-term and long-term investments. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $15.0 million, of which $2.8 million was drawn down at March 31, 2003. The line of credit requires us to comply with specified covenants. The Company was not in compliance with one of the specified covenants at March 31, 2003, and has obtained a waiver from the financial institution. The agreement terminates September 30, 2003, at which time all outstanding principal and interest are due. The credit line bears interest at the prime rate.

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

Our contractual obligations and commitments have been summarized in the tables below (in thousands):

	Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,145	$763	$382	$—	$—
Capital lease obligations	9,322	5,503	3,819	—	—
Operating leases	45,524	5,811	11,765	12,371	15,577
Unconditional purchase obligations	2,000	2,000	—	—	—

Total contractual cash obligations	$57,991	$14,077	$15,966	$12,371	$15,577

	Other Commercial Commitments Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$2,842	$2,842	$—	$—	$—
Standby letters of credit	3,965	3,965	—	—	—

Total commercial commitments	$6,807	$6,807	$—	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of March 31, 2003, we had approximately $2.0 million of purchase obligations, of which $0.3 million is included on our balance sheet in accounts payable.

Under operating leases we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities. We have included in the balance sheet $5.1 million and $27.2 million in current and long-term restructuring accruals for the abandoned facilities as of March 31, 2003.

Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on our related activities subsequent to the date of adoption.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148. We will continue to account for our stock purchase plan and stock option plans under the provisions of APB No. 25. SFAS 148 is not anticipated to have a material impact on our current financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

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

We sell our products primarily to a few large customers in the telecommunications industry for use in infrastructure projects. In the past two years, there has been a significant reduction in spending for infrastructure projects in the telecommunications industry. Certain large telecommunications companies who were customers or potential customers of ours have suffered severe business setbacks and face uncertain futures. There is currently a perception that an oversupply of communications bandwidth exists. This perceived oversupply, coupled with the current economic downturn, may lead to continued reductions in telecommunications infrastructure spending, and our customers may continue to cancel, defer or significantly reduce their orders for our products. Reduced infrastructure spending has caused and may continue to cause increased price competition, resulting in a decline in the prices we charge for our products. If our customers and potential customers continue to reduce their infrastructure spending, our revenues may be adversely affected.

We have a history of losses, and such losses are likely to continue if we are unable to increase our revenues and further reduce our costs.

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of March 31, 2003, we had an accumulated deficit of $380 million. Also, for the quarter ended March 31, 2003, we had negative operating cash flow, and we may continue to incur negative operating cash flow in future quarters.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we implemented cost reduction programs in the quarters ended September 30, 2002 and March 31, 2003, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. If we fail to generate higher revenues while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

Our future revenues and operating results are inherently unpredictable, and as a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include:

•	the current economic downturn and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	our ability to control expenses, particularly in light of the current economic downturn;

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity, and particularly to limit excess capacity commensurate with the volatile demand levels for our products;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the mix of our products sold;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processor solutions and products, including competitors with substantially greater resources than we have;

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

•	new product introductions that may result in increased research and development expenses and sales and marketing expenses that are incurred in one quarter, with revenues, if any, that are not recognized until a subsequent or later quarter;

•	the unpredictability of customer demand and difficulties in meeting such demand; and

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party.

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development, and general and administrative functions, is fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed.

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

We rely on a limited number of customers for a substantial portion of our revenue, and any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

We depend upon a small number of customers for a substantial portion of our revenue. Two customers accounted for an aggregate of 73% of our net revenue in the quarter ended March 31, 2003. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. For example, WorldCom accounted for approximately 16% of our net revenue for the year ended June 30, 2002. WorldCom has experienced significant business and financial difficulties. While we do not expect WorldCom to be a significant customer in future periods and do not expect the recent business and financial difficulties of WorldCom to have a significant impact on our business or financial condition, the business and financial difficulties of WorldCom or other customers could result in the loss of a future revenues for our products. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

We have a limited operating history, which makes it difficult to evaluate our prospects.

We are in the photonic processor industry. We were first incorporated in October 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our industry and affect our business. The revenue and income potential of the photonic processor industry, and our business in particular, are unproven. We began shipping to customers for evaluation our PowerFilter products in the quarter ended June 30, 1999, and our PowerMux products in the quarter ended December 31, 1999. Volume shipments of PowerFilter did not commence until the quarter ended September 30, 1999, and volume shipments of PowerMux did not commence until the quarter ended June 30, 2000. In addition, we only began shipping our PowerShaper FDS product for beta testing purposes in the quarter ended June 30, 2002, and commenced commercial shipments in the quarter ended September 30, 2002. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are an early-stage company in a new and rapidly evolving industry.

Our customers are under no obligation to buy significant quantities of our products, and may cancel or delay purchases with minimal advance notice to us.

Our customers typically purchase our products pursuant to individual purchase orders. While we have executed long-term contracts with some of our customers, and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate our customers to buy significant quantities of our products. Our customers may cancel, defer or decrease purchases without significant penalty and with little or no advance notice. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. Cancellation or delays of such orders may cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders, or deferrals of purchases may significantly harm our business, particularly if they are not anticipated.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers in a timely manner.

We currently offer products in seven product lines: PowerFilter, PowerMux, PowerExchanger, PowerAdapter, PowerExpress, PowerShaper and PowerEqualizer. The markets for our products are characterized by rapid technological change, frequent new product introduction, changes in customer requirements, and evolving industry standards. Our future performance will depend upon the successful development, introduction and market acceptance of new and enhanced products that address these changes. We may not be able to develop the underlying core technologies necessary to create new or enhanced products, or to license or otherwise acquire these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with contract manufacturers;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, or on a timely basis. In addition, the introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. To the extent customers defer or cancel orders for existing products due to the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to competitive products, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

We expect competition in our industry to increase, and if we are unable to compete successfully our revenues could decline further and harm our operating results.

We believe that our principal competitors in the optical systems and components industry include Alcatel Optronics, Bookham Technology, DiCon Fiberoptics, Fujitsu OC, JDS Uniphase, NEC and Oplink Communications. We may also face competition from companies that choose to expand into our industry in the future.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. Many of our competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition, more extensive customer bases, better developed distribution channels, and broader product offerings than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale, and support of their products. In addition, our competitors that have larger market capitalization or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines.

Consolidation in the optical systems and components industry could intensify the competitive pressures that we face. For example, three of our historical competitors, JDS Uniphase, SDL, and E-Tek Dynamics have merged over the past several years to become a single, more formidable competitor. This merged company has announced its intention to offer more integrated products that could make our products less competitive. Our customers may prefer to purchase products from our competitors who offer broader product lines, which would negatively affect our sales and operating results.

Some existing customers and potential customers are also our competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat with regard to sales of products to their customers. As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins and loss of market share.

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business. Furthermore, even if we are able to timely deliver product to our customers, we may be unable to recognize revenue based on our revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margins and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected manufacturing yields could delay product shipments and further impair our gross margins. We may need to develop new manufacturing processes and techniques that will involve higher levels of automation to improve our gross margins and achieve the targeted cost levels of our customers. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

If we are unable to accurately forecast component and material requirements, our results of operations will be adversely affected.

We use rolling three-month demand forecasts based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2001, and June 30, 2002, and in the nine month period ended March 31, 2003, were primarily the result of our inability to anticipate the sudden decrease in demand for our products. Cumulatively, we have recorded $47.7 million of inventory write-offs since our inception. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

If our customers do not qualify our manufacturing processes they may not purchase our products, and our operating results could suffer.

Certain of our customers will not purchase our products prior to qualification of our manufacturing processes and approval of our quality assurance system. The qualification process determines whether the manufacturing line meets the quality, performance and reliability standards of our customers. These customers may also require that we, and any manufacturer that we may use, be registered under international quality standards, such as ISO 9001. In August 2000, we successfully passed the ISO 9001 registration audit and received formal registration of our quality assurance system, and we have passed subsequent reviews as well. Delays in obtaining customer qualification of our manufacturing processes or approval of our quality assurance system may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

We may lose orders and customers if we are unable to commit to deliver sufficient quantities of our products to satisfy customers’ needs.

Communications service providers and optical systems manufacturers historically have required that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we may lose the opportunity to make significant sales to that customer over a lengthy period of time. In addition, we may be unable to pursue large orders if we do not have sufficient manufacturing capacity to enable us to provide customers with specified quantities of products. If we can not deliver sufficient quantities of our products, we may lose business, which could adversely impact our business, financial condition, and results of operations.

Our dependence on independent manufacturers may result in product delivery delays and may harm our operations.

We rely on a small number of outsourced manufacturers to manufacture a portion of our subcomponents. We intend to further develop our relationships with these manufacturers, so that they will eventually manufacture substantially all of our subcomponents, and possibly a substantial portion of our finished products, in the future. The qualification of these independent manufacturers is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents, and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may lose existing or potential customers.

We have very limited experience in working with outsourced manufacturers, and do not have contracts in place with many of these manufacturers. As a result, we may not be able to effectively manage our relationships with these manufacturers. If we cannot effectively manage our manufacturing relationships, or if these manufacturers fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which may have an adverse effect on our business and results of operations. Increased reliance on outsourced manufacturing, and the ultimate disposition of our manufacturing capacity in the future, may result in impairment charges relating to our long-lived assets in future periods, which would have an adverse impact on our business, financial condition and results of operations.

If we do not reduce costs, introduce new products or increase sales volume, our gross margin will decline.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales. Over our limited operating history, the average selling prices of our products have decreased, and we expect this trend to continue. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could adversely impact our business, financial condition and results of operations.

Our products may have defects that are not detected until full deployment of a customer’s network, which could result in a loss of customers and revenue and damage to our reputation.

Our products are designed to be deployed in large and complex optical networks and must be compatible with existing and future components of such networks. Our products can only be fully tested for reliability when deployed in networks for long periods of time. Our products may not operate as expected, and our customers may discover errors, defects, or incompatibilities in our products only after they have been fully deployed and are operating under peak stress conditions. Our products are becoming more complex and involve an increasing amount of software. If we are unable to fix errors or other problems, we could experience:

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

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, Paul Engle, our former Chief Executive Officer, resigned as a director, officer and employee of Avanex in the second quarter of fiscal 2003. In addition, three other executive officers left the Company during the same quarter. We do not have “key person” life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

While we are likely to expand our international operations, we face risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

We are likely to expand our international operations in the future, including expansion of overseas product manufacturing. Further, we intend to increase our international sales and the number of our international customers. This expansion may require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to establish or maintain international market demand for our products. We currently have limited experience in marketing and distributing our products internationally. International operations are subject to inherent risks, including:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties inherent in managing remote foreign operations;

•	import or export licensing, regulatory and product certification requirements outside the U.S.;

•	potential adverse tax consequences;

•	reduced protection for intellectual property rights in some countries, including China, where some of our subcomponents and products will be manufactured; and

•	political and socioeconomic instability, terrorism and war.

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

Our business and future operating results may be adversely affected by events outside of our control.

Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of the terrorist attacks on the United States, including the continuation or potential worsening of the current global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. We cannot be certain that the insurance we maintain against fires, floods and general business interruptions will be adequate to cover our losses for such events in any particular case.

We may incur costs and experience disruptions complying with environmental regulations and other regulations.

We handle small amounts of hazardous materials as part of our manufacturing activities. Although we believe that we have complied with all applicable environmental regulations in connection with our operations, we may incur environmental remediation costs to comply with current or future environmental laws. We currently sell products that incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components requires that we comply with additional regulations, both domestically and abroad, related to power consumption, electrical emissions and homologation. Any failure to successfully obtain the necessary permits or comply with the necessary regulations in a timely manner or at all could seriously harm our sales of these products and our business.

The long sales cycles for sales of our products to customers may cause operating results to vary from quarter to quarter, which could continue to cause volatility in our stock price, and may prevent us from achieving profitability.

The period of time between our initial contact with certain of our customers and the receipt of an actual purchase order from such customers often spans a time period of six to nine months, and sometimes longer. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products. While our customers are evaluating our products before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry or write off excess inventory. Even if we receive an order, if we are required to add additional manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline.

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

The rate at which telecommunications service providers and other optical network users have built new optical networks or installed new systems in their existing optical networks has fluctuated in the past and these fluctuations may continue in the future. Sales of our components depend on sales of fiber optic telecommunications systems by our systems-level customers, which are shipped in quantity when telecommunications service providers, add capacity. Systems manufacturers compete for sales in each capacity deployment. If systems manufacturers that use our products in their systems do not win a contract, their demand for our products will decline, reducing our future revenues. Similarly, a telecommunications service provider’s delay in selecting systems manufacturers for a deployment could delay our shipments and revenues.

If the Internet does not continue to expand as a widespread communication and commerce media, demand for our products may decline further.

Our future success depends on the continued growth and success of the telecommunications industry, including the continued growth of the Internet as a widely used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. If the Internet does not continue to expand as a widespread communication medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical transmission products may not develop. As a result, it would be unlikely that our products would achieve commercial success.

If the communications industry does not achieve a widespread transition to optical networks, our business may not succeed.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	quarterly variations in our operating results;

•	significant developments in the businesses of telecommunications companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of telecommunications-related companies;

•	announcements by us or our competitors of technology innovations, new products, or significant acquisitions, strategic partnerships or joint ventures;

•	any deviation from projected growth rates in revenues;

•	any loss of a major customer or a major customer order;

•	additions or departures of key management or engineering personnel;

•	any deviations in our net revenues or in losses from levels expected by securities analysts;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock; and

•	volume fluctuations, which are particularly common among highly volatile securities of telecommunications-related companies.

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies, which often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. As long as we continue to depend on a limited customer base and a limited number of products, there is substantial risk that our quarterly results will fluctuate. Furthermore, if our stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

Current and future litigation against us could be costly and time consuming to defend.

In August 2001, two putative class action lawsuits were filed against us, certain officers and directors, and the underwriters of our initial public offering. The lawsuits allege that the underwriters received excessive commissions and manipulated our stock price after the initial public offering. In addition, on May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than $41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. While we believe we have meritorious defenses and will vigorously defend ourselves against these charges, an unfavorable result to this litigation could be costly to us. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, results of operations or cash flows.

If we are unable to protect our proprietary technology, this technology could be misappropriated, which would significantly impair our ability to compete in our industry.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of March 31, 2003, we had 129 patents issued or applied for in the U.S., of which 17 are jointly filed with Fujitsu and of which two have been assigned to us as a result of our LambdaFlex acquisition. Also, as of March 31, 2003, we had 27 patents issued or applied for outside of the U.S., of which six are jointly filed with Fujitsu and of which two were assigned to us through our LambdaFlex acquisition. We cannot assure you that any applied for or issued patents will protect our intellectual property, or that any patents issued will not be challenged by third parties. Our intellectual property also consists of trade secrets, which require more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property. In particular, in foreign countries such as China, the laws may not protect our proprietary rights as fully as laws in the United States.

If necessary licenses of third-party technology become unavailable or very expensive, we may be unable to develop new products and product enhancements, which could prevent us from operating our current business.

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain a necessary third-party license required to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could prevent us from operating our business. For example, we license certain proprietary technology from Fujitsu related to its proprietary virtually imaged phased array technology, which is critical to our PowerShaper product. The license agreement expires, unless earlier terminated, when the latest issued patent covered by the agreement expires. Currently, the latest issued patent covered by the agreement will expire on October 10, 2017. The license agreement is also subject to termination upon the acquisition of more than a 50%

interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

We may become subject to litigation regarding intellectual property rights, which could divert resources, cause us to incur significant costs, and restrict our ability to utilize certain technology.

We may become a party to litigation in the future to protect our intellectual property or we may be subject to litigation to defend against infringement claims of others. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2000, we acquired substantially all of the assets and certain liabilities of Holographix Inc., and in November 2001, we acquired LambdaFlex, Inc. Acquisitions or investments could result in a number of financial consequences, including without limitation:

•	potentially dilutive issuances of equity securities;

•	reduced cash balances and related interest income;

•	higher fixed expenses which require a higher level of revenues to maintain gross margins;

•	the incurrence of debt and contingent liabilities;

•	amortization expenses related to intangible assets; and

•	large one-time write-offs.

For example, as a result of our acquisitions of Holographix and LambdaFlex, we recorded in the first quarter of fiscal 2003 a goodwill impairment charge for all of our goodwill of $37.5 million, in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.” See Note 4 to Consolidated Financial Statements. Further, as a result of our disposal of certain property, equipment and intellectual property rights, we recorded in the second quarter of fiscal 2003, a reduction in long-lived assets of $1.5 million, in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 5 to Consolidated Financial Statements.

In addition, in March 2002, we entered into an Agreement and Plan of Reorganization with Oplink Communications, pursuant to which we intended to acquire all of the outstanding capital stock of Oplink. The merger was subject to the approval of our stockholders and the stockholders of Oplink. While our stockholders approved the issuance of Avanex common stock in connection with the merger, the stockholders of Oplink failed to approve the merger in August 2002. We expensed $4.1 million in related merger expenses during the first quarter of fiscal 2003.

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

We face possible delisting from the Nasdaq National Market, which would result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

On March 10, 2003, we received notification from the Nasdaq Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on the Nasdaq National Market for more than 30 consecutive trading days. We have until September 8, 2003, to regain compliance by maintaining a minimum closing bid price of $1.00 for 10 consecutive trading days. Nasdaq may delist our shares from the Nasdaq National Market if we fail to meet this requirement. There can be no assurances that we will satisfy the standards to regain compliance. The delisting of our common stock from the Nasdaq National Market may have a material adverse effect on us by, among other things, reducing:

•	the liquidity of our common stock; the market price of our common stock; the number of institutional and other investors that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain equity financing for the continuation of our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality credit issuers in short-term and long-term securities with maturities ranging from overnight up to 36 months. The average maturity of the portfolio will not exceed 30 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk. We have one equipment loan with a fixed rate of interest of 9.406% with outstanding principal and interest of $1,145,000 at March 31, 2003, which approximates fair market value.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company (in thousands).

As of March 31, 2003:

	Periods Ending March 31,		Total Amortized Cost	Fair Market Value
	2003	2004
Held-to-maturity securities	$71,700	$41,353	$113,053	$113,349
Average interest rate	2.6%	2.4%

As of June 30, 2002:

	Years Ending June 30,		Total Amortized Cost	Fair Market Value
	2003	2004
Held-to-maturity securities	$106,346	$40,984	$147,330	$148,057
Average interest rate	3.0%	3.3%

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IPO Class Action Lawsuit

On August 6, 2001, we, certain of our officers and directors, and various underwriters in our initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and certain of our directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the our common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against our directors and officers were dismissed without prejudice. The issuer defendants filed a coordinated motion to dismiss on common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2002. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against the Company. We believe that we have meritorious defenses to the claims against us and we intend to defend ourselves vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than

$41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. We challenged the sufficiency of the complaint by demurrer in a motion that was heard by the Court on September 25, 2002. The Court sustained the demurrer with respect to the three breach of contract causes of action, with leave to amend. The Court overruled the demurrer in connection with the promissory estoppel, fraud and negligent misrepresentation claims. The Court gave the plaintiffs the opportunity to attempt to amend the complaint so that it sufficiently alleged contract-based causes of action, and the plaintiffs’ filed their amended Complaint on October 28, 2002. We again challenged the sufficiency of the Complaint with respect to the three contract-related causes of action, however the Court overruled our second demurrer. Very little discovery has been conducted; however we will be conducting extensive discovery over the next several months. After reviewing the complaint and the matters related thereto, we believe that the claims are without merit and we intend to defend ourselves vigorously. We believe that the resolution of this action will not have a material adverse effect on our business or financial condition. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our initial public offering (“IPO”) on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the Company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Of the net proceeds, as of March 31, 2003, we have used approximately $110.6 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $25.1 million of the proceeds were used to repay short-term borrowings, long-term debt and capital lease obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on October 24, 2002. Both matters voted on were approved. The results are as follows:

PROPOSAL I

The following individual was re-elected to the Board of Directors to serve a three-year term as a Class III director:

	For	Authority Withheld
Joel Smith	51,808,890	2,476,665

PROPOSAL II

The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2003 was approved.

For	Against	Abstained
52,059,296	2,185,776	40,483

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Report on Form 8-K as filed on February 26, 2003 includes slides, which Avanex Corporation presented to investors and securities analysts.

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

Date: May 9, 2003

Certifications

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ BRUCE POLLOCK
Bruce Pollock Senior Vice President, Finance and Chief Financial Officer