Form 10-K
period 2003-06-30
AVANEX CORP
filed 2003-09-26
CIK 1056794

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29175

Avanex Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3285348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409l9 Encyclopedia Circle

Fremont, California 94538
(510) 897-4188
(Address, including zip code, and telephone number,
including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
Preferred Share Rights (currently attached to and trading only with Common Stock)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of December 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $65,200,068 based upon the closing price on the Nasdaq National Market reported for such date. As of September 15, 2003, the Registrant had 128,077,936 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement which will be filed with the Commission pursuant to Section 14(a) in connection with the 2003 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended June 30, 2003.

AVANEX CORPORATION

FORM 10-K

Year Ended June 30, 2003

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this annual report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Item 1. Factors That May Affect Future Results”. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1:     Business

Recent Developments

      In May 2003, we entered into a Share Acquisition and Asset Purchase Agreement with Alcatel and Corning Incorporated. Pursuant to the purchase agreement, in July 2003, after the end of our fiscal year ended June 30, 2003, we acquired all of the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, and Alcatel assigned and licensed certain intellectual property rights to us. We also entered into a supply agreement with Alcatel whereby Alcatel agreed to purchase seventy percent (70%) of its requirements for certain qualified products from us for a period of three years, subject to certain requirements. In addition, we acquired certain assets of the optical components business of Corning, and Corning assigned and licensed certain intellectual property rights to us. As a result of these acquisitions we acquired approximately 1,117 employees and manufacturing operations located in Nozay, France, San Donato, Italy, Livingston, UK and Erwin Park, New York. Pursuant to the purchase agreement, we issued shares of our common stock to Alcatel and to Corning representing 28% and 17%, respectively, of the outstanding shares of our common stock on a post-transaction basis. The transactions will be accounted for under the purchase method of accounting.

      As a result of these acquisitions, we offer a substantially broader range of photonic processing solutions and technologies, including passive and active optics, optoelectronics integration and software and interface controls, demonstrating our continuing commitment to become the leading supplier of intelligent photonic solutions to telecommunications system integrators and carriers worldwide.

      In August 2003, we entered into an agreement to acquire certain assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California. Pursuant to the agreement, in August 2003 we acquired substantially all of the assets of Vitesse’s Optical Systems Division in exchange for approximately 1.2 million shares of our common stock. The transaction will be accounted for under the purchase method of accounting. This acquisition will enhance our presence in transponders and expand our product offerings in subsystem products.

Overview

      We are a global provider of cost-effective, high-performance photonic processing solutions that enable optical communications networks to achieve next-generation performance.

      Our photonic processing solutions are used by telecommunications system integrators and their network carrier customers to enhance system performance and increase network speed and efficiency. Communications network carriers are deploying fiber optic transmission systems to improve the networks’ ability to transmit and manage the high volume of voice, video and data traffic generated by the growth of the Internet. Our photonic processing technologies are designed to increase the performance of these optical transmission systems.

      Fundamentally, photonic processing technologies increase the speed and capacity of fiber optic networks. More specifically, they directly increase the number of wavelengths of light that can travel on optical networks, and they extend the distance an optical signal can travel without electrical regeneration, a process which adds expense and complexity to network transmission systems. Our photonic processing solutions perform optical signal processing and influence systems architecture. Our photonic processor solutions are micro-optics based devices, modules or sub-systems with built-in optical processing algorithms.

      Prior to the acquisitions of the optical components businesses of Alcatel and Corning, we were providing photonic processing solutions in seven product families: PowerFilter wavelength separators, PowerMux wavelength channel processors, PowerExchanger optical add/drop processors, PowerExpress amplification processors, PowerEqualizer dynamic gain equalizers, PowerBlocker wavelength blocking processors, and PowerShaper dispersion management processors.

      As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have significantly expanded our product portfolio and have reorganized our product families into seven solution categories: Multiplexing, Transmission, Amplification, Dispersion Management, Switching and Routing, Monitoring, and Network Managed Subsystems. Within each of these categories, we have numerous products to address the needs of our customers.

      To date, a substantial proportion of our sales has been concentrated with a limited number of customers. During fiscal 2003, Cisco Systems, Celestica Corporation and Sorrento Networks each accounted for at least 10% of our net revenue, and combined accounted for 69% of our net revenue. We do not expect Sorrento Networks to account for greater than 10% of our net revenue in future periods. During fiscal 2002, Cisco Systems, Fujitsu, Nortel Networks, and MCI (formerly WorldCom) each accounted for at least 10% of our net revenue, and combined accounted for 79% of net revenue. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have substantially diversified our customer base, although we expect that a substantial proportion of our sales will remain concentrated with a limited number of customers.

      We were incorporated in October 1997 as a California corporation, and in January 2000, were reincorporated as a Delaware corporation. Our principal executive office is located at 40919 Encyclopedia Circle, Fremont, CA 94538. Our telephone number is 510-897-4188, and our Internet home page is located at www.avanex.com; however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

      Avanex and the Avanex logo are registered trademarks of Avanex Corporation. This annual report on Form 10-K also includes other trade names, trademarks and service marks of us and other companies.

Industry

      In response to growing bandwidth demand and a desire to decrease system costs, telecommunications service providers are deploying new or upgraded communications networks. In addition to advances in switching technology that overcome the limitations of circuit-switched networks, service providers are upgrading the transport medium from copper-based electrical transmission to fiber-based optical transmission. Because of its inherent superiority in capacity, signal quality, and transmission speed, optical transmission has become the preferred medium of voice, video and data communication.

      Optical transmission technology transfers voice, data and video in the form of light pulses along optical fibers. Optical systems convert electrical signals into specific wavelengths of laser-generated light. The light pulses transmit through glass fibers, which are bundled to create fiber optic cable. Beyond lasers, many other optical components and subsystems work to generate, clean, amplify, isolate, channel, or otherwise enhance the signal.

      The telecommunications industry experienced substantial growth during the late 1990s through 2000, characterized by rapid and considerable expansion of fiber optic networks. Telecommunications service providers purchased optical transport systems and related devices in anticipation of a continued rapid increase in demand for bandwidth. In the past few years, there has been a significant reduction in spending for infrastructure projects in the telecommunications industry. While bandwidth demand continues to increase, as evidenced by growing demand for cable modems, digital subscriber line installations, and increasing Internet usage, it has grown at a far slower pace than previously anticipated. As a result, telecommunications service providers acquired excess inventories of optical systems and devices that now create a barrier to new sales opportunities.

      This situation has created challenges for vendors in the optical communications industry. Due to decreased unit shipments and the resulting competition for fewer opportunities, average selling prices have declined. In order to support their preferred suppliers, buyers have begun to consolidate their supply chains. These changes, coupled with the increasing difficulty of supporting operating costs, have led to increased consolidation throughout the industry. Fewer companies now compete for a significantly smaller market.

      We believe that, despite the current downturn in our industry, there is still a long term need for optical transport systems and related devices. It is difficult, however, to predict the timing or extent of an industry recovery and the impact to our business.

Products

      As of June 30, 2003, our product offerings consisted of passive optical processors, reconfigurable optical processors, and active optical processors. The following describes these products and their capabilities as well as certain products in development and the product lines acquired as a result of the acquisitions of the optical components businesses of Alcatel and Corning:

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

      PowerShaper. PowerShaper is a broadband chromatic dispersion compensation processor which is specifically designed to correct the inherent bandwidth and distance limitations in optical transmission systems resulting from chromatic dispersion. The PowerShaper is designed to restore the integrity of the light signals, allowing signals to travel longer distances without electrical regeneration. The PowerShaper family can act as a fixed or variable dispersion compensator, which will permit system providers to optimize their network for improved network performance. The PowerShaper utilizes the VIPA technology for tunable dispersion management products and the cascaded etalon technology for fixed dispersion management products. It is in production and shipping to customers.

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

      PowerExpress. The PowerExpress metro amplifier allows a user to add and drop wavelengths in service without reconfiguring units. It supports bi-directional high bit transmission in the metro market. It is in production and shipping to customers.

      PowerEqualizer. The PowerEqualizer is specifically designed to enable high-resolution dynamic equalization. It enables longer transmission spans in long-haul applications and reduces the need for costly optical-electrical conversions. It is also an enabler for dynamic optical add/drop applications. It is in production and shipping to customers.

      PowerBlocker. The PowerBlocker reconfigurable wavelength blocker combines dynamic channel equalization with blocking capability. Dynamic channel equalization improves network performance by ensuring that all channels are at the same power level. Blocking allows users to selectively terminate unwanted channels. It is in production and shipping to customers.

      PowerRouter. The PowerRouter reconfigurable equalizing wavelength router allows a user, via real-time remote control, to add and drop any combination of wavelengths while dynamically equalizing power levels across the spectrum. It is in development.

      Due to the inherent complexities involved in product development and manufacturing, we cannot be certain when, or if, our products that are currently under development will begin shipping.

      As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have significantly expanded our product portfolio and reorganized our product families into seven solution categories: Multiplexing, Transmission, Amplification, Dispersion Management, Switching and Routing, Monitoring, and Network Managed Subsystems. Within each of these categories, we have numerous products to address the needs of our customers.

      Multiplexing. The Multiplexing family includes products that are utilized to add and drop optical wavelengths to a signal without reconversion to an electrical signal, or wavelength division multiplexing, including products based on thin film filter, fiber Bragg grating, or FBG, planar and interleaver technologies.

      Transmission. The Transmission family includes products that are utilized to transmit and receive signals including laser diodes, avalanche photo detectors and photodiodes with or without integrated transimpedance amplifiers, modulators, transponders, transmitters and receivers.

      Amplification. The Amplification family includes products that are utilized to optically amplify signals. These include pump lasers, pump beam stabilizers, gain flattening filters, dynamic gain equalizers, erbium doped fiber amplifiers, Raman amplifiers, and semiconductor optical amplifiers.

      Dispersion Management. The Dispersion Management family includes products that are utilized to compensate for dispersion in transmission systems. This includes fixed and tunable products based on dispersion compensating fiber, cascaded G-T etalon, FBG, and virtually-imaged phased array, or VIPA, technologies. These products address dispersion as well as dispersion slope.

      Switching and Routing. The Switching and Routing family includes products that are utilized to provision wavelengths at intermediate nodes in a transmission system. This includes fixed optical add/drop multiplexing, or OADM, products based on thin film filter, FBG, planar and interleaver technology, dynamic products combining variable optical attenuators and detectors, and reconfigurable products for reconfigurable OADM including our wavelength blocker and routing products based on liquid crystal and planar technologies.

      Monitoring. The Monitoring family includes products that are utilized to provide information regarding network status and performance. These include liquid crystal, tunable filter and planar-based optical channel monitors and optical performance monitors.

      Network Managed Subsystems. The Network Managed Subsystems family includes products that interface directly with other network elements using network level protocols. These products include network managed versions of our multiplexing, amplification, and switching and routing products.

Competition

      The optical communications transport markets are new and rapidly evolving. We expect these markets to continue to be highly competitive in the future.

      We believe that our principal competitors in the optical systems and component industry include Bookham Technology, DiCon Fiberoptics, Finisar, Fujitsu, Hitachi Cable, Hitachi Opnext, JDS Uniphase, NEC, Oplink Communications, Triquint Semiconductor and WaveSplitter Technologies. We differentiate ourselves from our competitors by offering higher levels of customer value through cost-effective collaborative system design, technology innovation, superior optical/mechanical performance, and higher-orders of integration and customization. We believe the principal competitive factors upon which we compete with our competitors include selling price, breadth of product line, availability, performance, product reliability and innovation. We believe we compete favorably with our competitors with respect to the foregoing factors. However, we cannot assure you that we will be able to compete successfully against either current or future competitors.

      Consolidation in the optical systems and components industry could intensify the competitive pressures that we face. For example, three of our historical competitors, JDS Uniphase, SDL, and E-Tek Dynamics have merged over the past several years to become a single, larger competitor.

      We may also face competition from companies that may expand into our industry in the future and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. For additional information, see “Factors That May Affect Future Results — We expect competition in our industry to increase, and if we are unable to compete successfully our revenues could decline further and harm our operating results.”

Research and Development

      Our research and development team possesses expertise in the areas of optics, micro-optic design, network system design and system-level software design. We also have application engineers who assist our customers with the deployment of our products. These engineers help define the features that are required for our products to be successful in specific applications. Our product development efforts focus on enhancing our first generation of photonic processors, developing additional optical network products and continuing to develop next-generation technology to support growth in network bandwidth requirements.

      As of June 30, 2003, we employed 41 people in our research and development group in Fremont, California. Our research and development expenses totaled $37.9 million for the fiscal year ended June 30, 2001, $24.1 million for the fiscal year ended June 30, 2002, and $16.2 million for the fiscal year ended June 30, 2003.

      As of August 1, 2003, as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we employed approximately 262 people in our research and development organization.

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

      Our marketing efforts are centered on demonstration of and education about our products’ performance at trade shows and through customer site visits, continued publicity through paid advertising, direct mail and Internet-based communication and promotion. We sell and market our products through a combination of direct sales and international distributors and representatives.

      As of June 30, 2003, our direct sales organization consisted of four sales account managers in the United States supported by application engineers and product line managers. We focus our direct sales efforts on service providers and optical systems manufacturers. The direct sales account managers cover the market on an assigned-account basis and work as a team with systems engineers and product line managers.

      In order to further our international sales objectives, we have established relationships with two distributors in Japan and one distributor in Israel. Additionally, we have relationships with two supplier manufacturer representatives, one in China and one in Italy. These distributors and representatives have expertise in distributing complex telecommunications equipment in their markets and provide basic support required by our international customers. We believe that support services are essential to the successful installation and ongoing support of our products. We deliver these services directly to major customers and indirectly through our international distributors and representatives. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have expanded our distributor and representative relationships.

      To date, a substantial proportion of our sales has been concentrated with a limited number of customers. During fiscal 2003, Cisco Systems, Celestica Corporation and Sorrento Networks each accounted for at least 10% of our net revenue, and combined accounted for 69% of our net revenue. We do not expect Sorrento Networks to account for greater than 10% of our net revenue in future periods. During fiscal 2002, Cisco Systems, Fujitsu, Nortel Networks, and MCI each accounted for at least 10% of our net revenue, and combined accounted for 79% of net revenue. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have substantially diversified our customer base, although we expect that a substantial proportion of our sales will remain concentrated with a limited number of customers.

      As of June 30, 2003, we employed 14 people in sales and marketing. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, as of August 1, 2003 we employed approximately 86 people in sales and marketing.

Manufacturing

      During fiscal 2003, we performed optical sub-assembly, and final integration, and shipped the majority of our products from our Fremont, California facility. Our in-house manufacturing capabilities included product design, optical assembly, optical, mechanical, and electronic integration of final products, and thorough testing of all final components, sub-assemblies and products.

      The manufacturing of intelligent photonic solutions requires the use of a highly skilled workforce performing critical functions such as optical assembly, optical alignment, soldering, component integration and testing. During fiscal 2003, we continued to focus our resources in maintaining the quality of our workforce, and we continued to look at improving cycle time, data collection, and production yields. In order to lower our labor costs, expand our capacity and increase our flexibility in manufacturing, during fiscal 2003 we continued to utilize the services of two contract manufacturers in China to manufacture a portion of our subassemblies for us. Although we are aggressively pursuing our manufacturing strategy to outsource many of our high volume key components and subassemblies, outsourced manufacturing requires considerable attention of management and is expensive to implement. As a result, to date we still retain the expertise to manage any interruption in supply from these foreign sources. In the future, we plan to manufacture increasingly greater proportions of our products overseas.

      The downturn in the fiber optics market has greatly increased available capacity at our suppliers and in many cases has reduced lead times. However, we currently purchase several key components used in our products and equipment from single or limited sources of supply, including Lightconnect, Wave Precision, REO, VLOC and Browave. These key components include filters, variable optical attenuators, waveplates, and optical contact cavities. We have no guaranteed supply arrangements with any of these suppliers and we typically purchase our components and equipment through purchase orders.

      As a result of the acquisitions of the optical components businesses of Alcatel and Corning, our manufacturing presence has expanded to a total of five locations which are: Nozay, France; San Donato, Italy; Livingston, UK and Erwin Park, New York, in addition to Fremont, California.

Quality

      Our quality policy reinforces our commitment to deliver industry-leading products, on time, that meet or exceed customer expectations. This policy is based on the mission and values of Avanex as a leading supplier to the industry, and is implemented and communicated throughout the organization, beginning with senior management. We have established a quality assurance system to continuously improve our ability to ensure that our customers’ requirements are consistently met, in compliance with the International Standard ISO 9001: 2000 as certified by Det Norske Veritas, or DNV, a leading international registrar to the ISO standards.

      Our quality assurance system also covers product reliability, assuring functional performance throughout and beyond the expected useful life of the product. Our product reliability policy forms a framework for product design and development which is based on national and international standards for qualification, safety, compatibility, reliability and regulatory compliance.

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

      All of the sites acquired as a result of the acquisitions of the optical components businesses of Alcatel and Corning, are currently certified to ISO 9001 standards. We will continue to refine our quality processes as we integrate our new operations to ensure that we maintain our high standards of product quality and customer satisfaction and adhere to our mission and values.

Patents and Intellectual Property

      Our success and ability to compete depends substantially upon our internally developed technology. As of June 30, 2003, we had 65 patents issued and 68 applied for in the United States, of which 14 issued patents are jointly held with Fujitsu and three patent applications are jointly filed with Fujitsu. Further, as of the same date, we had four patents issued and 24 applied for outside of the United States, of which six patent applications are jointly filed with Fujitsu.

      As of June 30, 2003, our material patents related to various aspects of our business, including optical networking, applications for optical components, product designs, and manufacturing processes. These technologies are incorporated into our products and are covered by patents that expire between June 2018 and August 2022.

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

      We license technology from Fujitsu that is critical to our PowerShaper VIPA product. The license agreement is subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from making a bid to acquire us.

      We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information.

      As a result of our acquisitions of the optical components businesses of Alcatel and Corning, we acquired numerous domestic and foreign patents and patent applications organized into approximately 420 different product categories. The patents and patent applications assigned to us as a result of these acquisitions cover a broad range of photonics and optical communications products and technologies. In addition, as a result of these acquisitions, we have been granted licenses to use other intellectual property, including patents, of Alcatel, Corning and various third parties.

Employees

      As of June 30, 2003, we employed 212 people, including 136 in manufacturing, 41 in research and development, 14 in sales and marketing, and 21 in general and administrative capacities. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, as of August 1, 2003 we employed approximately 1,331 employees, primarily located in California, New York, the United Kingdom, France and Italy.

      As of June 30, 2003 none of our employees were represented by a labor union. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, our hourly employees located in New York are represented by the American Flint-Glass Workers Union AFL-CIO, including Local Union No. 1000, and certain of our employees located outside of the United States are represented by labor organizations.

      We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      In addition to the other information contained in this annual report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

Market conditions in the telecommunications industry may significantly harm our financial position.

      We sell our products primarily to a few large customers in the telecommunications industry for use in infrastructure projects. In the past few years, there has been a significant reduction in spending for infrastructure projects in the telecommunications industry. Certain large telecommunications companies who were customers or potential customers of ours have suffered severe business setbacks and face uncertain futures. There is currently a perception that an oversupply of communications bandwidth exists. This perceived oversupply, coupled with the current economic downturn, may lead to continued reductions in telecommunications infrastructure spending, and our customers may continue to cancel, defer or significantly reduce their orders for our products. Reduced infrastructure spending has caused and may continue to cause increased price competition, resulting in a decline in the prices we charge for our products. If our customers and potential customers continue to reduce their infrastructure spending, our revenues may be adversely affected.

We have a history of losses, and such losses are likely to continue if we are unable to increase our revenues and further reduce our costs.

      We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of June 30, 2003, we had an accumulated deficit of $387 million. Also, for the year ended June 30, 2003, we had negative operating cash flow, and we may continue to incur negative operating cash flow in future periods.

      Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we implemented cost reduction programs in fiscal 2003, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003. The costs and operating expenses of the combined company will be significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel and Corning will substantially increase the rate at which Avanex will utilize its cash resources. If we fail to generate higher revenues while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

Difficulties in integrating our acquisitions of the optical components businesses of Alcatel and Corning could adversely impact our business.

      We completed the acquisitions of the optical components businesses of Alcatel and Corning in July 2003. These acquisitions are the largest acquisitions we have completed, and the complex process of integrating these businesses has required, and will continue to require, significant resources. Integrating the businesses acquired from Alcatel and Corning has been and will continue to be time consuming, expensive and disruptive to our business. This integration process has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of the acquired businesses could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	expected synergistic benefits from the acquisitions, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

•	potentially incompatible cultural differences between the businesses;

•	incorporating technology and products acquired from Alcatel and Corning into our current and future product lines;

•	generating market demand for an expanded product line;

•	integrating products acquired from Alcatel and Corning with our business;

•	geographic dispersion of operations;

•	integrating Alcatel and Corning’s technical teams with our engineering organization;

•	some of Alcatel and Corning’s suppliers, distributors, customers and licensors are our competitors or work with our competitors, and as a result may terminate their business relationships with us; and

•	our inability to retain previous customers or employees of Alcatel and Corning.

      As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we acquired approximately 1,117 employees from Alcatel and Corning, primarily located in New York, the United Kingdom, France and Italy. To date, most of our employees have been based at or near our headquarters in Fremont, California. As a result, we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

      We have incurred and expect to continue to incur significant costs and commit significant management time integrating the operations, technology, development programs, products, information systems, customers and personnel of the businesses acquired from Alcatel and Corning. These costs have been and will likely continue to be substantial and include costs for:

•	converting, integrating and upgrading information systems, including the extremely complex and time-consuming integration of data from Alcatel and Corning’s incompatible enterprise resource planning systems with our system;

•	integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

•	identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

•	professionals and consultants involved in completing the integration process;

•	vacating, subleasing and closing facilities;

•	employee relocation, redeployment or severance costs;

•	integrating technology and products; and

•	our financial advisor, legal, accounting and financial printing fees.

      In addition to the significant costs associated with converting and integrating Alcatel’s and Corning’s information systems, there are other significant risks associated with this process. For example, while migrating Alcatel or Corning data to our information system, we could lose such data or such data may be inaccessible to us during the lengthy integration process. In addition, we may need to upgrade our information systems, which could be costly and further divert management’s attention.

Our future revenues and operating results are inherently unpredictable, and as a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

      Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

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

      To date we have depended upon a small number of customers for a substantial portion of our revenue. Three customers accounted for an aggregate of 69% of our net revenue in the year ended June 30, 2003. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. For example, MCI (formerly WorldCom) accounted for approximately 16% of our net revenue for the year ended June 30, 2002 and was not a customer in the year ended June 30, 2003. MCI has experienced significant business and financial difficulties. While we do not expect MCI to be a significant customer in future periods and do not expect the business and financial difficulties of MCI to have a significant impact on our business or financial condition, the business and financial difficulties of MCI or other customers could result in the loss of future revenues for our products. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

We have a limited operating history, which makes it difficult to evaluate our prospects.

      We are in the photonic processor industry. We were first incorporated in October 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our industry and affect our business. The revenue and income potential of the photonic processor industry, and our business in particular, are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are in a new and rapidly evolving industry.

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

We may face risks related to a concentration of research and development efforts on a limited number of key industry standards and technologies.

      In the past, we have concentrated our research and development efforts on a limited number of technologies that we believed had the best growth prospects. If we are unable to develop commercially viable products using these technologies, or these technologies do not become generally accepted, our business will likely suffer.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers in a timely manner.

      We currently offer products in seven solution categories: Multiplexing, Transmission, Amplification, Dispersion Management, Switching and Routing, Monitoring, and Network Managed Subsystems. The markets for our products are characterized by rapid technological change, frequent new product introduction, changes in customer requirements, and evolving industry standards. Our future performance will depend upon the successful development, introduction and market acceptance of new and enhanced products that address these changes. We may not be able to develop the underlying core technologies necessary to create new or enhanced products, or to license or otherwise acquire these technologies from third parties. Product development delays may result from numerous factors, including:

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

The vigorous competition in the optical components industry has led to the continued erosion of sales prices, and the failure to develop new products that are less susceptible to price competition may adversely affect our business.

      Competition in the optical components industry has contributed to substantial price-driven competition. As a result, sales prices for specific products have tended to decrease over time at varying rates, in some instances significantly. Price pressure is exacerbated by the rapid emergence of new technologies and the evolution of technical standards, which can greatly diminish the value of products relying on older technologies and standards. In addition, overcapacity and the current economic and industry downturn in the telecommunications industry have increased pricing pressures in calendar 2002 and the first half of calendar 2003. Pricing pressures are expected to continue for the foreseeable future, which may adversely affect our operating results.

We expect competition in our industry to increase, and if we are unable to compete successfully our revenues could decline further and harm our operating results.

      We believe that our principal competitors in the optical systems and components industry include Bookham Technology, DiCon Fiberoptics, Finisar, Fujitsu, Hitachi Cable, Hitachi Opnext, JDS Uniphase, NEC, Oplink Communications, Triquint Semiconductor and WaveSplitter Technologies. We may also face competition from companies that choose to expand into our industry in the future.

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

      We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue based on our revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margins and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected manufacturing yields could delay product shipments and further impair our gross margins. We may need to develop new manufacturing processes and techniques that will involve higher levels of automation to improve our gross margins and achieve the targeted cost levels of our customers. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

If we are unable to accurately forecast component and material requirements, our results of operations will be adversely affected.

      Through fiscal 2003 we used a rolling three-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2003, June 30, 2002, and June 30, 2001, were primarily the result of our inability to anticipate the sudden decrease in demand for our products. Cumulatively, we have recorded $47.3 million of inventory write-offs since our inception. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we are expecting in fiscal 2004 to change our policy regarding estimating excess inventory to use a six-month to twelve-month demand forecast.

If our customers do not qualify our manufacturing processes they may not purchase our products, and our operating results could suffer.

      Certain of our customers will not purchase our products prior to qualification of our manufacturing processes and approval of our quality assurance system. The qualification process determines whether the manufacturing line meets the quality, performance and reliability standards of our customers. These customers may also require that we, and any manufacturer that we may use, be registered under international quality standards, such as ISO 9001. In August 2000, we successfully passed the ISO 9001 registration audit and received formal registration of our quality assurance system at our Fremont facility, and we have passed subsequent reviews as well. Delays in obtaining customer qualification of our manufacturing processes or approval of our quality assurance system may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

      All of the sites acquired as a result of the acquisitions of the optical components businesses of Alcatel and Corning, are currently certified to ISO 9001.

We may lose orders and customers if we are unable to commit to deliver sufficient quantities of our products to satisfy customers’ needs.

      Communications service providers and optical systems manufacturers historically have required that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we may lose the opportunity to make significant sales to that customer over a lengthy period of time. In addition, we may be unable to pursue large orders if we do not have sufficient manufacturing capacity to enable us to provide customers with specified quantities of products. If we cannot deliver sufficient quantities of our products, we may lose business, which could adversely impact our business, financial condition, and results of operations.

Our dependence on independent manufacturers may result in product delivery delays and may harm our operations.

      We rely on a small number of outsourced manufacturers to manufacture a portion of our subassemblies. We intend to develop further our relationships with these manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies, and possibly a substantial portion of our finished products, in the future. The qualification of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents, and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may lose existing or potential customers.

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

      Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, four of our executive officers left Avanex in the second quarter of fiscal 2003. We do not have “key person” life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the

San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

While we have expanded our international operations as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we face risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

      As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. This expansion has required and will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally. In addition, international operations are subject to inherent risks, including, without limitation, the following:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties inherent in managing remote foreign operations;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	import or export licensing and product certification requirements;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences;

•	seasonal reductions in business activity in some parts of the world;

•	burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property, license requirements, employment matters and environmental requirements;

•	the impact of recessions in economies outside of the United States;

•	unexpected changes in regulatory or certification requirements for optical systems or networks; and

•	political and economic instability, terrorism and war.

      Historically our international revenues and expenses have been denominated predominantly in U.S. dollars; however, as a result of the acquisitions of the optical components businesses of Alcatel and Corning, a portion of our international revenues and expenses will be denominated in foreign currencies in the future. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, financial condition and results of operations.

Our business and future operating results may be adversely affected by events outside of our control.

      Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks throughout the world, including the continuation or potential worsening of the current global economic slowdown, the economic consequences of additional military action and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. We cannot be certain that the insurance we maintain against fires, floods and general business interruptions will be adequate to cover our losses for such events in any particular case.

We may incur costs and experience disruptions complying with environmental regulations and other regulations.

      We handle hazardous materials as part of our manufacturing activities and are subject to a variety of governmental laws and regulations related to the use, storage, recycling, labeling, reporting, treatment, transportation, handling, discharge and disposal of such hazardous materials. Although we believe that our operations conform to presently applicable environmental laws and regulations, we may incur costs in order to comply with current or future environmental laws and regulations, including costs associated with permitting, investigation and remediation of hazardous materials and installation of capital equipment relating to pollution abatement, production modification and/or hazardous materials management. In addition, we currently sell products that incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components requires that we comply with additional regulations, both domestically and abroad, related to power consumption, electrical emissions and homologation. Any failure to successfully obtain the necessary permits or comply with the necessary laws and regulations could have a material adverse effect on our operations.

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

      The rate at which telecommunications service providers and other optical network users have built new optical networks or installed new systems in their existing optical networks has fluctuated in the past and these fluctuations may continue in the future. Sales of our components depend on sales of fiber optic telecommunications systems by our systems-level customers, which are shipped in quantity when telecommunications service providers add capacity. Systems manufacturers compete for sales in each capacity deployment. If systems manufacturers that use our products in their systems do not win a contract, their demand for our products will decline, reducing our future revenues. Similarly, a telecommunications service provider’s delay in selecting systems manufacturers for a deployment could delay our shipments and revenues.

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

      Subject to certain restrictions on transfer which apply for a period of two years following the completion of our acquisitions of the optical components businesses of Alcatel and Corning, Alcatel or Corning may sell substantial amounts of our common stock in the public market which could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. In particular, during the quarter ending December 31, 2004, Alcatel will be permitted to sell a greater number of shares of our common stock than it will be permitted to sell during other quarters during this two-year period.

Current and future litigation against us could be costly and time consuming to defend.

      We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, results of operations and cash flows.

      In August 2001, two putative class action lawsuits were filed against us, certain officers and directors, and the underwriters of our initial public offering. The lawsuits allege that the underwriters received excessive commissions and manipulated our stock price after the initial public offering. In addition, on May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd. filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than $41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. While we believe we have meritorious defenses and will vigorously defend ourselves against these charges, an unfavorable result to this litigation could be costly to us.

We may be unable to protect our proprietary technology, which could significantly impair our ability to compete.

      We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, software, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. We cannot assure you that any patent applications or issued patents will protect our proprietary technology, or that any patent applications or patents issued will not be challenged by third parties. Our intellectual property also consists of trade secrets, which require more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

      We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property. In particular, the laws in foreign countries may not protect our proprietary rights as fully as the laws in the United States.

If necessary licenses of third-party technology become unavailable or very expensive, we may be unable to develop new products and product enhancements, which could prevent us from operating our current business.

      From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain a necessary third-party license required to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could prevent us from operating our business. For example, Alcatel currently holds patent cross licenses with various third parties that may be applicable to the optical components business we acquired from Alcatel. We cannot guarantee that we will be able to obtain these patent licenses from these third parties, or that we will be able to obtain these licenses on favorable terms. If we are not able to obtain licenses from these third parties, then we may be subject to litigation to defend against infringement claims from these third parties. In addition, we license certain proprietary technology from Fujitsu related to its proprietary virtually imaged phased array technology, which is critical to our PowerShaper VIPA product. The license agreement expires, unless earlier terminated, when the latest issued patent covered by the agreement expires. Currently, the latest expiring United States patent covered by the agreement will expire on June 18, 2018. The license agreement is also subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

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

      We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, in July 2003, we acquired the optical components businesses of Alcatel and Corning, and in August 2003 we acquired certain assets of the optical systems division of Vitesse. Acquisitions or investments could result in a number of financial consequences, including without limitation:

•	potentially dilutive issuances of equity securities;

•	reduced cash balances and related interest income;

•	higher fixed expenses which require a higher level of revenues to maintain gross margins;

•	the incurrence of debt and contingent liabilities;

•	amortization expenses related to intangible assets; and

•	large one-time write-offs.

      For example, as a result of our acquisitions of Holographix and LambdaFlex, we recorded in the first quarter of fiscal 2003 a goodwill impairment charge for all of our goodwill of $37.5 million, in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.” Further, as a result of our disposal of certain property, equipment and intellectual property rights, we recorded in the second quarter of fiscal 2003 a reduction in long-lived assets of $1.5 million, in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      Also, in March 2002, we entered into an Agreement and Plan of Reorganization with Oplink Communications, pursuant to which we intended to acquire all of the outstanding capital stock of Oplink. The merger was subject to the approval of our stockholders and the stockholders of Oplink. While our stockholders approved the issuance of Avanex common stock in connection with the merger, the stockholders of Oplink failed to approve the merger in August 2002. We expensed $4.1 million in related merger expenses during the first quarter of fiscal 2003.

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

      In addition, Alcatel and Corning own shares of Avanex common stock representing 28% and 17%, respectively, of the outstanding shares of Avanex common stock. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

Item 2.	Properties

      We lease two buildings that total approximately 145,000 square feet, in Fremont, California. Building one, which we occupy, is approximately 54,000 square feet of office, research and development and manufacturing space, and serves as our corporate headquarters. Building two is approximately 91,000 square feet, of which approximately 85,600 is available for sublease. The terms of the leases, signed in 1999 and 2000, are 10 years.

      We leased approximately 110,000 square feet of additional space in two buildings in Newark, California in December 2000. Building three is approximately 48,000 square feet and building four is approximately 62,000 square feet. The terms of the leases are 10 years. We do not currently occupy these buildings, and we are attempting to sublease them.

      In addition to our facilities in California, we also lease space in Richardson, Texas. The Richardson facility is approximately 44,000 square feet, half of which we sublease. The terms of the lease expires in 2010 and the sublease expires in 2006.

      Given the decline in capital spending in telecommunications, we intend to sublease our excess facilities in Newark, Fremont and Richardson as soon as practicable.

      As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we now lease properties consisting of approximately 202,000 square feet in Nozay, France; 171,000 square feet in San Donato, Italy; 57,000 square feet in Livingston, UK and 279,000 square feet in Erwin Park, New York.

      We believe that existing facilities are adequate for our needs. We are currently evaluating the most appropriate use of our existing facilities including use for our existing operations and the possibility of subleasing a portion of our space to third parties.

Item 3.	Legal Proceedings

IPO Class Action Lawsuit

      On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. A proposal has been made for the settlement and release of claims against the issuer defendants, including Avanex, which has been approved (subject to the conditions noted below) by a special committee of our Board of Directors. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

      On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than $41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. We challenged the sufficiency of the complaint by demurrer in a motion that was heard by the Court on September 25, 2002. The Court sustained the demurrer with respect to the three breach of contract causes of action, with leave to amend. The Court overruled the demurrer in connection with the promissory estoppel, fraud and negligent misrepresentation claims. The Court gave the plaintiffs the opportunity to attempt to amend the complaint so that it sufficiently alleged contract-based causes of action, and the plaintiffs’ filed their amended Complaint on October 28, 2002. We again challenged the sufficiency of the Complaint with respect to the three contract-related causes of action, however the Court overruled our second demurrer. The Court has set a trial date of December 12, 2003. We are currently conducting extensive discovery and will continue to do so over the next several months. After reviewing the complaint and the matters related thereto, we believe that the claims are without merit and we intend to defend ourselves vigorously. We believe that the resolution of this action will not have a material adverse effect on our business or financial condition. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of our 2003 fiscal year.

EXECUTIVE OFFICERS

      Our executive officers as of September 15, 2003 are as follows:

Name	Age	Position

Walter Alessandrini	56	Chairman of the Board of Directors, President and Chief Executive Officer
Bruce Pollock	60	Chief Financial Officer and Vice President, Finance
Giovanni Barbarossa	42	Chief Technology Officer and Vice President, Product Development
Anthony Florence	61	Chief Governance Officer and Vice President, Corporate Affairs
Paul Negus	48	Vice President, Operations
Jaime Reloj	36	Vice President, Sales and Product Marketing
Mark Weinswig	30	Vice President, Business Development and Investor Relations
Philippe Bregi	52	Vice President, Avanex Nozay
Douglas Hall	50	Vice President, Avanex Erwin Park and Senior Director, Product Development
Richard Laming	41	Vice President, Avanex UK
David Parker	41	Vice President, Avanex Fremont and Senior Director, Product Development
Adriano Zuccala	49	Vice President, Avanex San Donato

      Walter Alessandrini has served as one of our directors since March 1999, as Chairman of the Board of Directors since September 2000 and as Chairman since July 2001. He has also served as our President and Chief Executive Officer since November 2002. He previously served as our Chief Executive Officer from March 1999 through June 2001 and as our President from March 1999 until September 2000. Dr. Alessandrini was President and Chief Executive Officer of Pirelli Cables and Systems North America LLC, a manufacturer of cables and communications systems, from November 1996 to March 1999. Dr. Alessandrini received a doctorate degree in Mechanical Engineering from the University of Genoa, Italy.

      Bruce Pollock has served as our Chief Financial Officer and Vice President, Finance since November 2002. Prior to joining Avanex, Mr. Pollock served as Chief Financial Officer of WaveSplitter Technologies, an optical component company, from January 1999 to September 2002. Mr. Pollock served as Senior Vice President and Chief Financial Officer of Reel.com, an internet commerce company, from July 1998 until the sale of Reel.com was completed in September 1998. From October 1994 to June 1998, Mr. Pollock served as Senior Vice President and Chief Financial Officer of Walker Interactive Systems, Inc., an enterprise software company. Mr. Pollock received an MBA from the Haas School of Business at the University of California,

Berkeley, a law degree from the Boalt Hall School of Law at UC Berkeley and a Bachelor of Science degree from the University of Washington. He is a member of the State Bar of California.

      Giovanni Barbarossa has served as our Chief Technology Officer and Vice President, Product Development since May 2002. Dr. Barbarossa served as Vice President of Product Development from May 2001 to May 2002. Prior to being promoted to Vice President of Product Development, Dr. Barbarossa was director of Research and Development from February 2000 until May 2001. From 1999 to February 2000, Dr. Barbarossa served as a Project Manager in the Optical Networking Division of Agilent Technologies, a communications infrastructure company. Dr. Barbarossa held various positions, including Team Leader in Product Development, in the Optical Application Specific Integrated Circuits Department of Lucent Technologies, a developer and manufacturer of communications products, from 1995 through 1999. Dr. Barbarossa received his Ph.D. degree in Electronics Engineering from the University of Glasgow and a B.S. degree in Electrical Engineering from the University of Bari, Italy.

      Anthony Florence has served as Chief Governance Officer and Vice President, Corporate Affairs since August 2003 and previously served as Senior Vice President, Corporate Affairs and Chief Governance Officer from January 2003 to August 2003; as Vice President, Corporate Marketing, Governance and Legal Affairs from October 2002 to January 2003; as a consultant from October 2001 to October 2002; as Vice President, Corporate Marketing and External Relations from July 2001 to October 2001; and as Vice President, Investor Relations and Corporate Marketing from November 1999 to July 2001. Mr. Florence was Vice President, Corporate and Investor Relations, and Office of the Chairman at Ansaldo Signal N.V., a company involved in the global signaling, automation and control systems industry, from November 1996 to November 1999. Mr. Florence received a B.A. degree in English from Wheeling College and an M.A. degree in English from the University of Dayton.

      Paul Negus has served as our Vice President, Operations since October 2002. From September 2001 to June 2002, Mr. Negus was General Manager of Clerios Inc., a high performance EDFA amplifier company, which was acquired by Lightbit Corporation in June 2002. Mr. Negus served as Vice President Operations with Tripath Technology, Inc., which designs amplifiers for the communications markets, from April 1999 to September 2001. Mr. Negus served as Vice President Operations with Ridge Technologies Inc from May 1998 to April 1999. Mr. Negus graduated from the Royal School of Military Engineering and the Royal Military Academy Sandhurst.

      Jaime Reloj has served as Vice President, Sales and Product Marketing since October 2002 and had previously served as Director of Product Management since May 2000 and Director of Sales, West Region since January 2000. Prior to joining Avanex, Mr. Reloj was sales manager with Fujitsu Business Communications Systems, a telecommunications company, from November 1996 to January 2000. Mr. Reloj has a bachelor’s degree in Business Administration from the University of San Francisco.

      Mark Weinswig has served as Vice President, Business Development and Investor Relations since September 2003 and had previously served as Director, Strategic Projects and Investor Relations since May 2000. Prior to joining Avanex, Mr. Weinswig was an analyst from May 1998 to May 2000 with Morgan Stanley Dean Witters’ Institutional Equity Research Group where he focused on the telecommunications equipment industry. Mr. Weinswig received a bachelor’s degree in Business Administration from Indiana University.

      Philippe Bregi joined Avanex in July 2003 as Vice President, Avanex Nozay. Prior to joining Avanex, Mr. Bregi served as Chief Operating Officer of Alcatel Optronics, the optical components subsidiary of Alcatel, a telecommunications company, from January 2000 to July 2003 and as Vice President Marketing from April 1993 to January 2000. Mr. Bregi received an engineering degree from Ecole Centrale de Lyon and a master’s degree in business administration from the Institut d’Administration d’Entreprises.

      Douglas Hall joined Avanex in July 2003 as Vice President, Erwin Park and Senior Director, Product Development. Prior to joining Avanex, Dr. Hall served as technology director for the Photonics Technologies Division of Corning Incorporated, a technology company, from November 1998 to July 2003. Dr. Hall has held various other positions at Corning since 1983. Dr. Hall received his bachelor’s degree in Physics from Occidental College and he received his Ph.D. from the University of California, Davis.

      Richard Laming joined Avanex in July 2003 as Vice President, Avanex UK. Prior to joining Avanex, Dr. Laming served as Chief Technology Officer of Alcatel Optronics UK Ltd from September 2001 until July 2003. Dr. Laming was a founder of Kymata and served as its Chief Technology Officer from February 1998 to September 2001. Dr. Laming received a degree in Mechanical Engineering from Nottingham University and a Ph.D. in Electronics and Computer Science from Southampton University.

      David Parker has served as Vice President, Avanex Fremont and Senior Director, Product Development since August 2003 and had previously served as Director of Project Management from September 2001 to July 2003 and Product Manager from May 1999 to October 1999. Prior to joining Avanex, Mr. Parker was Director of Program Management at Electoglas, a manufacturer of wafer probers, from June 1998 to November 1998. Mr. Parker received his bachelor’s degree in Physics and English from Williams College and his master’s degree in Electrical Engineering and Engineering Management from Stanford University.

      Adriano Zuccala joined Avanex in July 2003 as Vice President, Avanex San Donato. Prior to joining Avanex, Dr. Zuccala served as Managing Director and Chief Executive Officer of Corning OTI, a fiber optics subsidiary of Corning, Incorporated, from December 2000 to July 2003. Dr. Zuccala served as Managing Director and Chief Executive Officer of Pirelli Componenti Ottici, an optical components company, from February 2000 to December 2000. Dr. Zuccala served as Director for Research and Development for photonic technologies and components in Pirelli Cables and Systems from 1994 to January 2000. Dr. Zuccala received a master’s degree in Industrial Chemistry at Milan University.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “AVNX.” The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the Nasdaq National Market for each of the last eight quarters in the period ended June 30, 2003:

	High	Low

Fiscal 2002 Quarters Ended:
September 30, 2001	$8.89	$2.82
December 31, 2001	$8.73	$2.81
March 31, 2002	$7.03	$3.26
June 30, 2002	$4.03	$1.66
Fiscal 2003 Quarters Ended:
September 30, 2002	$2.60	$1.36
December 31, 2002	$1.69	$0.66
March 31, 2003	$1.33	$0.76
June 30, 2003	$4.48	$0.74

      On September 15, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $6.10 per share. As of September 15, 2003, there were approximately 776 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

      Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our IPO on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Of the net proceeds, as of June 30, 2003, we have used approximately $114.7 million for general corporate purposes, including working capital and capital expenditures. Additionally, approximately $26.6 million of the proceeds were used to repay short-term borrowings, long-term debt and capital lease obligations.

      The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

      You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the years ended June 30, 2003, 2002 and 2001 and the balance sheet data as of June 30, 2003 and 2002 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the years ended June 30, 2000 and 1999 and the balance sheet data as of June 30, 2001, 2000 and 1999 are derived from audited financial statements not included in this report.

	Years Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$21,416	$33,686	$131,244	$40,743	$510
Cost of revenue	30,035	27,789	110,794	26,343	531
Stock compensation expense (recovery)	(202)	166	8,764	2,732	394

Gross profit (loss)	(8,417)	5,731	11,686	11,668	(415)
Operating expenses:
Research and development	16,170	24,076	37,856	15,587	4,086
Sales and marketing	6,120	6,657	15,493	6,047	956
General and administrative	9,033	8,043	11,862	5,702	723
Stock compensation expense (recovery)(1)	(107)	16,482	41,589	28,688	3,070
Acquired in-process research and development	—	5,445	4,700	—	—
Amortization of intangibles	200	10,502	9,653	—	—
Reduction in long-lived assets	1,548	—	—	—	—
Restructuring charges (See Note 2)	22,438	16,656	22,586	—	—
Merger costs (See Note 10)	4,126	—	—	—	—

Total operating expenses	59,528	87,861	143,739	56,024	8,835

Loss from operations	(67,945)	(82,130)	(132,053)	(44,356)	(9,250)
Interest and other income, net	2,533	4,353	12,521	5,671	29

Loss before cumulative effect of an accounting change	(65,412)	(77,777)	(119,532)	(38,685)	(9,221)
Cumulative effect of an accounting change to adopt SFAS 142 (See Note 5)	(37,500)	—	—	—	—

Net loss	(102,912)	(77,777)	(119,532)	(38,685)	(9,221)
Stock accretion	—	—	—	(37,743)	—

Net loss attributable to common stockholders	$(102,912)	$(77,777)	$(119,532)	$(76,428)	$(9,221)

	Years Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Basic and diluted net loss per common share	$(1.51)	$(1.21)	$(2.07)	$(3.07)	$(4.97)

Weighted average number of shares used in computing basic and diluted net loss per common share	68,371	64,308	57,620	24,936	1,857

Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Adjusted net loss	$(102,912)	$(67,755)	$(110,319)	$(76,428)	$(9,221)

Basic and diluted adjusted net loss per common share	$(1.51)	$(1.05)	$(1.91)	$(3.07)	$(4.97)

(1) Below is the allocation of stock compensation expense (recovery):
Research and development	$(107)	$6,883	$32,216	$16,568	$1,445
Sales and marketing	(199)	88	745	4,058	160
General and administrative	199	9,511	8,628	8,062	1,465

	$(107)	$16,482	$41,589	$28,688	$3,070

	June 30,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$87,591	$136,085	$204,591	$184,321	$3,724
Long-term investments	$47,063	$40,984	$16,462	$56,943	$—
Working capital	$64,708	$118,911	$174,653	$185,534	$2,660
Total assets	$154,615	$250,397	$311,589	$278,141	$6,816
Long-term liabilities, excluding current portion	$28,173	$23,054	$14,992	$2,067	$563
Redeemable convertible preferred stock	$—	$—	$—	$—	$10,357
Total other stockholders’ equity (deficit)	$96,262	$197,998	$245,354	$257,157	$(6,534)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      For ease of reference, we refer to the fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001 as fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Recent Developments

      In May 2003, we entered into a Share Acquisition and Asset Purchase Agreement with Alcatel and Corning Incorporated. Pursuant to the purchase agreement, in July 2003, after the end of our fiscal year ended

June 30, 2003, we acquired all of the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, and Alcatel assigned and licensed certain intellectual property rights to us. We also entered into a supply agreement with Alcatel whereby Alcatel agreed to purchase seventy percent (70%) of its requirements for certain qualified products from us for a period of three years, subject to certain requirements. In addition, we acquired certain assets of the optical components business of Corning, and Corning assigned and licensed certain intellectual property rights to us. As a result of these acquisitions, we acquired approximately 1,117 employees and manufacturing operations located in Nozay, France, San Donato, Italy, Livingston, UK and Erwin Park, New York. Pursuant to the purchase agreement, we issued shares of our common stock to Alcatel and to Corning representing 28% and 17%, respectively, of the outstanding shares of our common stock on a post-transaction basis. The transactions will be accounted for under the purchase method of accounting.

      As a result of these acquisitions, we offer a full range of solutions and technologies in passive and active optics, optoelectronics integration and software and interface controls, demonstrating our continuing commitment to become the leading supplier of intelligent photonic solutions to system integrators and carriers worldwide.

      In August 2003, we entered into an agreement to acquire certain assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California. Pursuant to the agreement, in August 2003 we acquired substantially all of the assets of Vitesse’s Optical Systems Division in exchange for approximately 1.2 million shares of our common stock. The transaction will be accounted for under the purchase method of accounting. This acquisition will enhance our strong presence in transponders and expand our product offerings in subsystem products.

Overview

      We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to communication service providers and optical system manufacturers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

      Like many of our competitors in the communications equipment industry, we continue to be adversely affected by the current general economic downturn, and particularly by the significant reduction in telecommunications equipment spending. Due to the continued weakness in the general economy, and the telecommunications sector in particular, revenue in fiscal 2003 was less than fiscal 2002, putting downward pressure on our margins and profits.

      Our operating results have fluctuated significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management’s expectations of future revenues. Although management has taken and will continue to take measures to reduce expense levels, if revenue levels in a particular period are less than anticipated, operating results will continue to be affected adversely.

      In the first quarter, third quarter and fourth quarter of fiscal 2003, we announced restructuring programs to reduce our operating expenses. The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third party manufacturing. We anticipate that we may initiate future restructuring actions, which are likely to result in charges that could have a material effect on our results of operations or financial position. The move to outsourced manufacturing and the ultimate disposition of our manufacturing capacity may result in impairment charges relating to our long-lived assets in future periods.

      As a result of our acquisitions of the optical components businesses of Alcatel and Corning, we expect that our costs and operating expenses will significantly increase in fiscal 2004. As a result, the combined operations of Avanex and the optical components businesses of Alcatel and Corning will substantially increase the rate at which Avanex will utilize its cash resources. We also anticipate that our revenue in fiscal 2004 will be significantly greater than our revenue in previous fiscal years due to these acquisitions.

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

      To date, our revenues have been principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which together accounted for 91%, 89% and 99% of net revenue in fiscal 2003, 2002 and 2001, respectively. A summary of our revenues and other financial information by geographic location is found in Note 14 to Notes to Consolidated Financial Statements.

      To date, a substantial proportion of our sales has been concentrated with a limited number of customers. During fiscal 2003, Cisco Systems, Celestica Corporation and Sorrento Networks each accounted for at least 10% of our net revenue, and combined accounted for 69% of our net revenue. We do not expect Sorrento Networks to account for greater than 10% of our net revenue in future periods. During fiscal 2002, Cisco Systems, Fujitsu, Nortel Networks, and MCI each accounted for at least 10% of our net revenue, and combined accounted for 79% of net revenue. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have substantially diversified our customer base, although we expect that a substantial proportion of our sales will remain concentrated with a limited number of customers.

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

      Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering and certain grants subsequent to our initial public offering, we recorded deferred stock compensation representing the difference between the fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Moreover, in connection with the assumption of unvested stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholders’ equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting.

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

      Restructuring Charges. Restructuring charges generally include termination costs for employees and costs for excess manufacturing equipment and facilities associated with formal restructuring plans.

      Merger Costs. Merger costs include expenses incurred in connection with transactions that were not completed.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest earned from the investment of our cash, offset by interest expense associated with borrowings under our line of credit, capital lease obligations and equipment loans.

Critical Accounting Policies and Estimates

      The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates. We believe the following are the critical accounting policies because they contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its payment obligations, we record a specific allowance for doubtful accounts. For all other customers, we record an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of our sales to a limited number of customers.

      Excess and Obsolete Inventory. We make inventory commitment and purchase decisions in part based upon sales forecasts. To mitigate component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into short-term commitments for certain items. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. If we subsequently sell previously written-off inventory, we will recognize revenue with no related cost of sales. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us.

      In estimating excess inventory, through fiscal 2003, we used a three-month demand forecast. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we are expecting in fiscal 2004 to change our policy regarding estimating excess inventory to use a six-month to twelve-month demand forecast. We do not anticipate that this change will have a material impact on our reported financial results. We also consider: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we may need to make additional write-offs of inventory in future periods or record additional benefits if we utilize previously written off inventory in those future periods.

      Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets. We review long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in our market value, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets other than goodwill and indefinite lived intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If circumstances arise that cause these estimates or their related assumptions to change in the future we may be required to record additional impairment charges for these assets.

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Prior to the adoption of SFAS 142, we amortized goodwill and other intangible assets over estimated useful lives of 3 to 5 years.

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

      Contingencies. We are subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each individual issue and consultation with legal counsel. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, resulting in higher net loss.

Results of Operations

Comparison of Fiscal 2003 and 2002

Net Revenue

      Net revenue for fiscal 2003 was $21.4 million, compared to $33.7 million for fiscal 2002. This decrease in net revenue was primarily due to the decrease of shipments to customers, reflecting reduced capital spending by telecommunication carriers, as well as a decrease in average selling prices due to less demand and increased competition. If declines in shipments or prices continue, our net revenue will be adversely impacted in future periods. In fiscal 2003, Cisco Systems, Celestica Corporation, and Sorrento Networks each accounted for greater than 10% of net revenue and combined accounted for 69% of net revenue. We do not expect Sorrento Networks to account for greater than 10% of our net revenue in future periods. This compares to four customers, Fujitsu, Cisco Systems, MCI, and Nortel Networks that each accounted for greater than 10% of net revenue in fiscal 2002 and combined accounted for 79% of net revenue.

Cost of Revenue

      Cost of revenue increased to $30.0 million for fiscal 2003 from $27.8 million for fiscal 2002. The increase in cost of revenue was primarily due to a change in the mix of products sold and underutilized manufacturing capacity resulting from lower productions levels associated with lower sales. We recorded a provision for excess and obsolete inventory of $4.3 million in both fiscal 2003 and fiscal 2002. In fiscal 2003 the provision was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and $1.7 million of excess inventory as a result of decreased demand for our products. In fiscal 2002, the provision was a result of decreased demand for our products. In fiscal 2003 we sold inventory previously written-off with an original cost totaling $4.3 million due to unforeseen demand for such inventory, compared to $5.4 million in fiscal 2002, which offset cost of revenue. The majority of this inventory sold in each year had been written-off in a prior year. In addition, we had a reduction in cost of revenue of $3.3 million in fiscal 2003 attributable to cost savings related to reductions in our workforce due to the restructurings initiated in fiscal 2003. Cost of revenue in fiscal 2002 also was offset by a $1.2 million favorable settlement of non-cancelable purchase obligations and $1.5 million reduction of the warranty accrual.

      Our gross margin percentage decreased to negative 39% for fiscal 2003 from positive 17% for fiscal 2002. The decrease in gross margin percentage was primarily due to underutilized manufacturing capacity resulting from declining sales. Our gross margins are and will be primarily affected by changes in manufacturing volume, mix of products sold, and changes in market prices. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

      As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we are expecting in fiscal 2004 to change our policy regarding estimating excess inventory to use a six-month to twelve-month demand forecast. We do not anticipate that this change will have a material impact on our financial statements.

Research and Development

      Research and development expenses decreased $7.9 million to $16.2 million for fiscal 2003 from $24.1 million for fiscal 2002. The decrease was primarily attributable to cost savings related to reductions in our workforce and to a lesser degree, to reduced material spending. As a percentage of revenue, research and development expenses increased to 75% for fiscal 2003 from 71% in fiscal 2002.

Sales and Marketing

      Sales and marketing expenses decreased $0.6 million to $6.1 million for fiscal 2003 from $6.7 million for fiscal 2002. The decrease was primarily attributable to cost savings related to reductions in our workforce. As a percentage of revenue, sales and marketing expenses increased to 29% in fiscal 2003 from 20% in fiscal 2002.

General and Administrative

      General and administrative expenses increased $1.0 million to $9.0 million for fiscal 2003 from $8.0 million for fiscal 2002. The increase was primarily attributable to $0.9 million in payments associated with the termination of employment of former company executives and increased legal fees related to corporate matters. As a percentage of revenue, general and administrative expenses increased to 42% in fiscal 2003 from 24% in fiscal 2002.

Stock Compensation

      Stock compensation decreased $16.9 million to a recovery of $0.3 million for fiscal 2003 from an expense of $16.6 million for fiscal 2002. From inception through June 30, 2003, we have expensed a total of $101.9 million of stock compensation, leaving an unamortized balance of $0.8 million on our June 30, 2003 balance sheet. The decrease in stock compensation was partially attributable to a recovery of previously amortized stock compensation relating to former executive officers and other terminated employees who left Avanex during fiscal 2003 prior to their options vesting. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed in acquisitions. The deferred stock compensation for options assumed from acquisitions was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

Acquired In-Process Research and Development

      There was no expense for acquired in-process research and development, or IPR&D, in fiscal 2003. For fiscal 2002, we recorded $5.4 million of acquired IPR&D resulting from the acquisition of LambdaFlex. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. While we did not incur an expense for IPR&D as a result of the acquisitions of the optical components businesses of Alcatel and Corning, there can be no assurance that our acquisitions of other businesses, products or technologies will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

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

      There were two significant projects, DGFF and OWR, representing $3.2 million and $2.2 million, respectively, of the IPR&D charge incurred in the LambdaFlex transaction. Both DGFF and OWR strengthened our product portfolio in wavelength management solutions for the metro market as well as adaptive wavelength equalization for the long haul and ultra long-haul markets. The DGFF project was 50% complete at the date of acquisition in fiscal 2002 and was 100% complete at June 30, 2003. From the date of acquisition to June 30, 2003, we incurred $0.3 million of material costs, which is consistent with our original expectations. The OWR project was 50% complete at the date of acquisition in fiscal 2002 and was 80% complete at June 30, 2003. From the date of acquisition to June 30, 2003, we incurred $0.5 million of material costs, which is consistent with our original expectations. Due to uncertainty of market conditions, this project has been put on hold.

Amortization of Intangibles

      Amortization of intangibles decreased $10.3 million to $0.2 million for fiscal 2003 from $10.5 million for fiscal 2002. This decrease was due the adoption of the non-amortization of goodwill provisions under SFAS 142 commencing July 1, 2002. Additionally, no intangible assets remain on our consolidated balance sheet as of June 30, 2003.

Reduction in Long-Lived Assets

      During the quarter ended December 31, 2002, we committed to a plan to dispose of certain property, equipment and intellectual property rights and entered into a non-binding letter of intent to sell such assets to a group that included an employee of Avanex. The sale was completed on January 10, 2003. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we were required to measure these assets held for sale at the lower of their carrying amount or fair value less costs to sell as of December 31, 2002. The reduction in long-lived assets was $1.5 million of which $0.2 million related to property and equipment and $1.3 million related to intangibles.

Restructuring Charges

Fiscal 2003 Restructuring

      In the first quarter of fiscal 2003, we announced a restructuring program to downsize our workforce, primarily in our manufacturing operations. In addition, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. We also consolidated our facilities in Fremont, California. During the second quarter of fiscal 2003, we reassessed our initial estimate of probable costs and the sublease timeline associated with each of our abandoned excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. During the third quarter of fiscal 2003, we continued to restructure and downsize our workforce, primarily in our manufacturing operations. Additionally, we further consolidated our facilities in Fremont. In the fourth quarter of fiscal 2003, we continued to downsize our workforce, primarily in manufacturing.

Workforce Reduction

      We reduced our workforce by a total of 202 employees during fiscal 2003, primarily in our manufacturing operations. We recorded charges of $3.0 million for employee separations, which included termination benefits and related expenses.

Abandonment of Excess Equipment

      We abandoned excess equipment and leasehold improvements and recorded charges of $3.5 million during fiscal 2003. The equipment was abandoned because it was no longer required to support expected operating levels and, given the downturn in our industry, we concluded it could not be sold.

Abandonment of Excess Leased Facilities

      We are attempting to sublease approximately 85,600 square feet at our Fremont, California facility, as well as the remaining portion of the facilities leased at our Richardson, Texas facility. In September 2002, we engaged real estate advisors to assist us in subleasing the vacated space within these two buildings. Given the current real estate market conditions, we do not expect to be able to sublease these buildings before December 2004. We recorded charges of $11.8 million during fiscal 2003 related to these excess facilities.

      These restructuring plans are expected to yield cash savings of approximately $10.1 million annually, largely relating to reduced employee-related costs, and are expected to be realized primarily as $5.3 million in cost of revenue, $3.0 million in research and development, $0.9 million in sales and marketing and $0.9 million in general and administrative. In fiscal 2003 we have realized cash savings of $6.5 million which has been realized as $3.3 million in cost of revenue, $2.0 million in research and development, $0.6 million in sales and marketing and $0.6 million in general and administrative.

Fiscal 2001 Restructuring

      During the fourth quarter of fiscal 2001, we announced a restructuring program to realign resources in response to the changes in our industry and customer demand. As a result of the restructuring program, we recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. During the third quarter of fiscal 2002, we reassessed our initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities in Newark, California and Richardson, Texas. The reassessment was prompted by a further decline in the real estate market in the cities where the facilities are located. After considering information provided by our real estate advisors, we concluded it was probable these facilities could not be subleased at the rates originally contemplated nor could they be subleased in the timeframe originally planned. As a result, we recorded an additional charge of $17.2 million relating to these facilities in the third quarter of fiscal 2002. In the second quarter of fiscal 2003, we again reassessed our estimates associated with these abandoned leased facilities, as discussed above. As a result, we recorded an additional charge of $4.1 million in fiscal 2003 relating to the Newark facilities. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004.

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

Interest and Other Income (Expense), Net

      Interest and other income (expense), net, decreased $1.9 million to $2.5 million in fiscal 2003 from $4.4 million in fiscal 2002. The decrease was primarily due to lower yields on our cash investments and lower cash, cash equivalents and investment balances.

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

Comparison of Fiscal 2002 and 2001

Net Revenue

      Net revenue for fiscal 2002 was $33.7 million, compared to $131.2 million for fiscal 2001. In fiscal 2002, Fujitsu, Cisco Systems, MCI, and Nortel Networks each accounted for greater than 10% of net revenue and combined accounted for 79% of net revenue. This compares to three customers, Fujitsu, Nortel, and MCI that each accounted for greater than 10% of net revenue in fiscal 2001 and combined accounted for 77% of net revenue. This decrease in net revenue was primarily due to the substantial decrease of shipments to customers, reflecting reduced capital spending by telecommunication carriers. There was no significant impact from a decrease in average selling prices in fiscal 2002.

Cost of Revenue

      Cost of revenue decreased to $27.8 million for fiscal 2002 from $110.8 million for fiscal 2001. The decrease in cost of revenue was primarily due to the decrease in revenue described above. Cost of revenue for fiscal 2001 was high due to provisions of $34.7 million for excess and obsolete inventory and $10.2 million of non-cancelable purchase obligations as compared to $4.3 million in fiscal 2002 for excess and obsolete inventory. Cost of revenue for fiscal 2002 was also reduced by: 1) the utilization and sale at normal selling prices of previously written-off inventory with an original cost of $5.4 million, 2) the $1.2 million favorable settlement of non-cancelable purchase obligations, 3) $20.0 million in savings from headcount reductions, and 4) $1.5 million reduction of the warranty accrual to align the warranty accrual balance with our current estimate of related costs.

      Our gross profit percentage increased to 17% for fiscal 2002 from 9% for fiscal 2001. The increase in gross profit percentage was primarily due to the reduction in the inventory write-off of $4.3 million recorded in fiscal 2002 compared to $34.7 million for excess and obsolete inventory and $10.2 million of non-cancelable purchase obligations recorded in fiscal 2001. The gross profit percentage increase for fiscal 2002 was also due to: 1) the benefit from the sale at normal selling prices in fiscal 2002 of inventory with no associated cost of sales because the $5.4 million, original cost thereof had previously been written-off compared to no comparable benefit in fiscal 2001, 2) the $1.2 million favorable settlement of non-cancelable purchase obligations, 3) $20.0 million in savings from headcount reductions and 4) $1.5 million reduction of the warranty accrual to align the warranty accrual balance with our current estimate of related costs.

Research and Development

      Research and development expenses decreased $13.8 million to $24.1 million for fiscal 2002 from $37.9 million for fiscal 2001. The decrease was primarily attributable to the implementation of new management processes to increase our operating effectiveness and realign our research and development projects with expected market demand, which provided cost savings of $10.4 million in fiscal 2002. Additionally, we realized cost savings of $3.4 million in fiscal 2002 due to headcount reductions that occurred in the quarters ended June 30, 2001 and September 30, 2001.

Sales and Marketing

      Sales and marketing expenses decreased $8.8 million to $6.7 million for fiscal 2002 from $15.5 million for fiscal 2001. The decrease was primarily attributable to the decreased sales commissions of $2.5 million associated with lower net revenue, $1.6 million cost savings related to headcount reductions and decreased promotional and product marketing expenses of $1.7 million. As a percentage of revenue, sales and marketing expenses increased to 20% in fiscal 2002 from 12% in fiscal 2001. This increase is primarily due to the significantly lower revenue base in fiscal 2002.

General and Administrative

      General and administrative expenses decreased $3.9 million to $8.0 million for fiscal 2002 from $11.9 million for fiscal 2001. The decrease was primarily attributable to cost savings of $1.8 million in fiscal 2002 related to headcount reductions for corporate administration and human resources, and $1.7 million in fiscal 2002 related to decreased recruiting and business development expenses.

Stock Compensation

      Stock compensation expense decreased to $16.6 million for fiscal 2002 from $50.4 million for fiscal 2001. From inception through June 30, 2002, we expensed a total of $102.2 million of stock compensation, leaving an unamortized balance of $12.0 million on our June 30, 2002 balance sheet. The decrease in stock compensation expenses was partially attributable to decreased amortization of deferred stock compensation resulting from options cancelled as a result of headcount reductions in our restructuring. Additionally, the decrease was due to decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed in acquisitions. The deferred stock compensation for options assumed from acquisitions was recorded upon the closing of the acquisition and is amortized over the remaining vesting period of the unvested options.

Acquired In-Process Research and Development

      For fiscal 2002, we recorded $5.4 million of acquired IPR&D resulting from the acquisition of LambdaFlex. This amount compares to $4.7 million recorded in fiscal 2001 relating to the acquisition of Holographix. These amounts were expensed on the respective acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

      One significant project, concave grating, represented $3.5 million of the IPR&D charge incurred in the Holographix acquisition in fiscal 2001. This project was 80% complete at the date of acquisition and was 100% complete at June 30, 2002. From the date of acquisition to June 30, 2002, we incurred $1.5 million of costs to complete this project. This was consistent with our original expectation.

      There were two significant projects, DGFF and OWR, representing $3.2 million and $2.2 million, respectively, of the IPR&D charge incurred in the LambdaFlex transaction. Both DGFF and OWR strengthened our product portfolio in wavelength management solutions for the metro market as well as adaptive wavelength equalization for the long haul and ultra long-haul markets. The DGFF project was 50% complete at the date of acquisition in fiscal 2002 and was 85% complete at June 30, 2002. From the date of acquisition to June 30, 2002, we incurred $0.1 million of material costs. This is consistent with our original expectation. The OWR project was 50% complete at the date of acquisition in fiscal 2002 and was 75% complete at June 30, 2002. From the date of acquisition to June 30, 2002, we incurred $0.3 million of material costs. This is consistent with our original expectation.

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

Amortization of Intangibles

      Amortization of intangibles increased to $10.5 million for fiscal 2002 from $9.7 million for fiscal 2001. This expense is primarily due to the amortization of goodwill and other intangible assets recorded in connection with our acquisition of Holographix, which was accounted for as a purchase, and closed on July 25, 2000. These intangible assets were previously being amortized over their estimated remaining useful life of 3 to 5 years. The acquisition of LambdaFlex was accounted for using the guidance of SFAS 141 and SFAS 142, thus the goodwill related to this transaction is not being amortized as the transaction was completed after June 30, 2001.

Restructuring Charges

      During the fourth quarter of fiscal 2001, we announced a restructuring program to downsize our organizational structure, primarily in manufacturing and administration functions in our Fremont, California facilities. Doing so realigned resources with the then current business outlook and lowered our cost structure. As a result of the restructuring program, we recorded in the consolidated statements of operations a total restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. This charge included excess manufacturing equipment with a carrying value of $14.7 million. This equipment was abandoned because its use was no longer required to support expected operating levels and, given the downturn in our industry, we concluded it could not be sold. Through June 30, 2002, we sold and received total proceeds of $545,000 for certain portions of this equipment.

      During the third quarter of fiscal 2002 and reconfirmed at the end of the fourth quarter of fiscal 2002, we reassessed our initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the city where the facilities are located. After considering information provided by our leasing agent, we concluded it was probable these facilities could not be subleased at the rate originally contemplated nor could they be subleased by June 30, 2002 as originally planned. As a result, we recorded an additional charge of $17.2 million relating to these facilities in fiscal 2002.

      Our cost cutting strategies resulted in annualized savings of approximately $26.8 million through June 30, 2002, compared to the initial estimated savings of $22.5 million. The increase in costs savings is mainly a result of a larger than estimated headcount reductions and changes in the mix of employees terminated. These savings largely relate to reduced employee-related costs and are realized primarily as $20 million in cost of revenue, $3.4 million in research and development, $1.6 million in sales and marketing and $1.8 million in general and administrative.

Interest and Other Income (Expense), Net

      Interest and other income (expense), net decreased to $4.4 million in fiscal 2002 from $12.5 million in fiscal 2001. The decrease was primarily due to lower yields on our cash investments and additional interest charges on capital lease obligations and bank debt.

Liquidity and Capital Resources

      Prior to our initial public offering, we financed our operations primarily through private sales of convertible preferred stock. In February 2000, we received net proceeds of approximately $238 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors. We have also financed our operations through bank borrowings as well as through equipment lease financing.

      As of June 30, 2003, we had cash and cash equivalents and short-term investments of $87.6 million and long-term investment holdings of $47.1 million.

      Net cash used in operating activities was $33.5 million in fiscal 2003, primarily reflecting a loss from operations, an increase in inventory and a decrease in other accrued expenses offset by a decrease in accounts receivable and an increase in accrued restructuring. Our use of cash was offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, restructuring charges, merger expenses, reduction in long-lived assets and cumulative effect of an accounting change. Net cash used in operating activities was $33.7 million in fiscal 2002, primarily reflecting a loss from operations, decreases in accounts payable, other accrued expenses, deferred revenue and accrued restructuring. Our use of cash was offset by a decrease in accounts receivable and by non-cash charges related to the provision for excess inventory, depreciation and amortization, amortization of intangibles, stock compensation, restructuring charges and acquired in-process research and development.

      Cash provided by investing activities was $20.9 million in fiscal 2003. Cash provided by investing activities was primarily the result of maturities of held-to-maturity securities, net of purchases, offset by costs incurred related to the proposed merger with Oplink and acquisitions of the optical components businesses of Alcatel and Corning. Cash used in investing activities was $10.1 million in fiscal 2002, principally due to purchases of held-to-maturity securities, net of maturities, and by the purchases of property and equipment.

      Cash used in financing activities was $6.5 million in fiscal 2003, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings, offset by proceeds from payments of notes receivable from stockholders and proceeds from short-term borrowings. Cash used in financing activities was $5.8 million in fiscal 2002, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings, offset by proceeds from payments of notes receivable from stockholders, proceeds from short-term borrowings, and proceeds from issuance of common stock.

      Our principal source of liquidity as of June 30, 2003 consisted of $134.7 million in cash, cash equivalents and short-term and long-term investments. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $15.0 million, of which $3.1 million was drawn down at June 30, 2003. The line of credit requires us to comply with specified covenants. We were in compliance with the specified covenants at June 30, 2003. The agreement expires December 31, 2003, at which time all outstanding principal and interest will be due. The credit line bears interest at the prime rate plus 1.50%. We believe that if we are unable to renew the line of credit, it will not have a significant impact on our liquidity.

      As of August 1, 2003, our cash, cash equivalents and short-term and long-term investments were approximately $260 million. We estimate that our combined operations initially will generate negative operating cash flow at a rate of at least $25 million per quarter. Additionally, we estimate that we will use in excess of $50 million of our cash resources over the first three quarters of fiscal 2004 to pay costs related to the acquisitions and to complete restructuring actions intended to reduce the cost and improve the efficiency of our post-acquisition business operations. We believe, but can give no assurance, that our negative operating cash flow can be reduced significantly after three quarters of combined operations through a combination of restructuring, other cost reduction measures and moderate revenue growth.

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

      Our contractual obligations and commitments have been summarized in the table below (in thousands):

Contractual Obligations

	Due by Period

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Long-term debt	$890	$763	$127	$—	$—
Capital lease obligations	7,654	5,117	2,537	—	—
Operating leases	44,349	5,778	11,920	12,642	14,009
Unconditional purchase obligations	4,106	4,106	—	—	—

Total contractual cash obligations	$56,999	$15,764	$14,584	$12,642	$14,009

Other Commercial Commitments

		Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
	Committed	1 year	1-3 years	4-5 years	years

Line of credit	$3,141	$3,141	$—	$—	$—
Standby letters of credit	3,965	3,965	—	—	—

Total commercial commitments	$7,106	$7,106	$—	$—	$—

      We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of June 30, 2003, we had approximately $4.1 million of purchase obligations, of which $0.3 million is included on our balance sheet in accounts payable.

      Under operating leases we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities. We have included in the balance sheet $1.1 million and $29.7 million in current and long-term restructuring liabilities for the abandoned facilities as of June 30, 2003.

Unaudited Quarterly Results of Operation

      The following table presents our unaudited quarterly operating results for the eight quarters ended June 30, 2003:

	Quarters Ended

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2003	2003	2002	2002	2002	2002	2001	2001

	(In thousands except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Net revenue	$5,464	$5,400	$5,337	$5,215	$8,026	$10,185	$8,297	$7,178
Cost of revenue	6,030	6,698	6,705	10,602	6,175	7,182	4,961	9,471
Stock compensation	5	13	(237)	17	145	137	(311)	195

Gross profit (loss)	(571)	(1,311)	(1,131)	(5,404)	1,706	2,866	3,647	(2,488)
Operating expenses:
Research and development	3,066	3,031	4,253	5,820	6,257	6,087	5,950	5,782
Sales and marketing	1,447	1,859	1,500	1,314	1,928	1,698	1,562	1,469
General and administrative	1,837	2,445	3,035	1,716	2,383	2,151	1,705	1,804
Stock compensation(1)	337	(2,358)	6	1,908	1,693	4,194	4,382	6,213
Acquired in-process research and development	—	—	—	—	—	—	5,445	—
Amortization of intangibles	—	—	80	120	2,632	2,632	2,619	2,619
Reduction in long-lived assets	—	—	1,548	—	—	—	—	—
Restructuring charges (recovery)	(44)	4,750	4,987	12,745	(9)	17,116	(120)	(331)
Merger costs	—	—	—	4,126	—	—	—	—

Total operating expenses	6,643	9,727	15,409	27,749	14,884	33,878	21,543	17,556
Loss from operations	(7,214)	(11,038)	(16,540)	(33,153)	(13,178)	(31,012)	(17,896)	(20,044)
Interest and other income, net	608	635	656	634	653	896	1,197	1,607

Loss before cumulative effect of an accounting change	$(6,606)	$(10,403)	$(15,884)	$(32,519)	$(12,525)	$(30,116)	$(16,699)	$(18,437)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(37,500)	—	—	—	—

Net loss	$(6,606)	$(10,403)	$(15,884)	$(70,019)	$(12,525)	$(30,116)	$(16,699)	$(18,437)

Loss per share before cumulative effect of an accounting change	$(0.10)	$(0.15)	$(0.23)	$(0.48)	$(0.19)	$(0.45)	$(0.26)	$(0.30)
Loss per share after cumulative effect of an accounting change	—	—	—	(0.56)	—	—	—	—

Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.23)	$(1.04)	$(0.19)	$(0.45)	$(0.26)	$(0.30)

(1) Below is the allocation of stock compensation expense (recovery):
Research and development	$277	$(2,355)	$936	$1,035	$(178)	$2,403	$2,578	$2,531
Sales and marketing	14	14	(128)	(99)	51	50	(220)	207
General and administrative	46	(17)	(802)	972	1,820	1,741	2,024	3,475

	$337	$(2,358)	$6	$1,908	$1,693	$4,194	$4,382	$6,213

      We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles in the United States.

      Our revenues and operating results are likely to vary significantly from quarter to quarter. See “Factors That May Affect Future Results — Our future revenues and operating results are inherently unpredictable, and as a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.” Due to these and other factors, we believe that quarter to quarter comparisons of our operating results will not be meaningful, and you should not rely on our results for one quarter as any indication of our future performance.

Recently Issued Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and will affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. EITF 00-21 will be effective for fiscal years beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on our financial statements.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We adopted the disclosure requirements of SFAS No. 148 in the second quarter of fiscal 2003. We will continue to account for our stock purchase plan and stock option plans under the provisions of APB No. 25.

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

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high quality credit issuers in short-term and long-term securities with maturities ranging from overnight up to 36 months. The average maturity of the portfolio will not exceed 30 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk. We have one equipment loan with a fixed rate of interest of 9.406% with outstanding principal and interest of $890,000 at June 30, 2003, which approximates fair market value.

      The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by Avanex (dollars in thousands).

As of June 30, 2003

	Years Ending June 30,		Total	Fair
			Amortized	Market
	2004	2005	Cost	Value

Held-to-maturity securities	$76,952	$47,063	$124,015	$124,340
Average interest rate	2.2%	2.2%

As of June 30, 2002

	Years Ending June 30,		Total	Fair
			Amortized	Market
	2003	2004	Cost	Value

Held-to-maturity securities	$106,346	$40,984	$147,330	$148,057
Average interest rate	3.0%	3.3%

Exchange Rate Risk

      Historically our international revenues and expenses have been denominated predominantly in U.S. dollars; however, as a result of the acquisitions of the optical components businesses of Alcatel and Corning, a portion of our international revenues and expenses will be denominated in foreign currencies in the future. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which could seriously harm our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

      The supplementary data required by Item 8 is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Avanex Corporation

      We have audited the accompanying consolidated balance sheets of Avanex Corporation as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avanex Corporation at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 5 to Notes to Consolidated Financial Statements, in fiscal 2003 Avanex Corporation changed its method of accounting for goodwill and other purchased intangible assets.

/s/ ERNST & YOUNG LLP

San Jose, California

July 25, 2003

AVANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,639	$29,739
Short-term investments	76,952	106,346
Accounts receivable (net of allowance for doubtful accounts of $478 at 2003 and $920 at 2002	2,614	4,855
Inventories	3,613	6,515
Other current assets	1,070	801

Total current assets	94,888	148,256
Long-term investments	47,063	40,984
Property and equipment, net	5,455	18,872
Intangibles, net	—	1,477
Goodwill, net	—	37,500
Other assets	7,209	3,308

Total assets	$154,615	$250,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,141	$6,035
Accounts payable	5,647	2,539
Accrued compensation and related expenses	2,279	2,942
Other accrued expenses	5,772	3,947
Warranty	2,707	3,842
Current portion of long-term obligations	4,190	5,020
Current portion of restructuring costs	6,400	4,349
Deferred revenue	44	671

Total current liabilities	30,180	29,345
Long-term liabilities:
Restructuring costs	26,055	16,689
Other obligations	2,118	6,365

Total liabilities	58,353	52,399
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2003 and 2002	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2003 and 2002; 69,472,560 and 69,496,441 shares issued and outstanding at June 30, 2003 and 2002, respectively	69	69
Additional paid-in capital	484,028	495,288
Notes receivable from stockholders	—	(1,265)
Deferred compensation	(828)	(11,999)
Accumulated deficit	(387,007)	(284,095)

Total stockholders’ equity	96,262	197,998

Total liabilities and stockholders’ equity	$154,615	$250,397

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2003	2002	2001

	(In thousands, except per share data)
Net revenue	$21,416	$33,686	$131,244
Cost of revenue	30,035	27,789	110,794
Stock compensation expense (recovery)	(202)	166	8,764

Gross profit (loss)	(8,417)	5,731	11,686
Operating expenses:
Research and development	16,170	24,076	37,856
Sales and marketing	6,120	6,657	15,493
General and administrative	9,033	8,043	11,862
Stock compensation expense (recovery)(1)	(107)	16,482	41,589
Acquired in-process research and development	—	5,445	4,700
Amortization of intangibles	200	10,502	9,653
Reduction in long-lived assets	1,548	—	—
Restructuring charges	22,438	16,656	22,586
Merger costs	4,126	—	—

Total operating expenses	59,528	87,861	143,739

Loss from operations	(67,945)	(82,130)	(132,053)
Interest and other income	4,167	7,258	14,443
Interest and other expense	(1,634)	(2,905)	(1,922)

Loss before cumulative effect of an accounting change	(65,412)	(77,777)	(119,532)
Cumulative effect of an accounting change to adopt SFAS 142	(37,500)	—	—

Net loss	$(102,912)	$(77,777)	$(119,532)

Loss per share before cumulative effect of an accounting change	$(0.96)	$(1.21)	$(2.07)
Cumulative effect of an accounting change to adopt SFAS 142	(0.55)	—	—

Basic and diluted net loss per common share	$(1.51)	$(1.21)	$(2.07)

Weighted average number of shares used in computing basic and diluted net loss per common share	68,371	64,308	57,620

(1) Below is the allocation of stock compensation expense (recovery):
Research and development	$(107)	$6,883	$32,216
Sales and marketing	(199)	88	745
General and administrative	199	9,511	8,628

	$(107)	$16,482	$41,589

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Notes
		Additional	Receivable	Deferred		Total
	Common	Paid-in	From	Stock	Accumulated	Stockholders’
	Stock	Capital	Stockholders	Compensation	Deficit	Equity

	(In thousands, except share and per share data)
Balance at June 30, 2000	$64	$385,198	$(5,173)	$(36,146)	$(86,786)	$257,157
Issuance of 1,251,132 shares of common stock upon exercise of stock options and share purchase rights	1	2,918	—	—	—	2,919
Issuance of 34,216 shares of common stock relating to employee stock purchase plan	—	1,414	—	—	—	1,414
Payments received on stockholders’ notes receivable	—	—	3,125	—	—	3,125
Issuance of 501,880 shares of common stock and assumption of options for 709,047 shares of common stock upon acquisition of Holographix	1	96,069	—	(43,579)	—	52,491
Repurchase of 766,667 shares of common stock	(1)	(2,572)	—	—	—	(2,573)
Issuance of common stock options to consultants	—	6,360	—	—	—	6,360
Deferred compensation associated with options canceled	—	(8,725)	—	8,725	—	—
Deferred stock compensation	—	7,553	—	(7,553)	—	—
Amortization of deferred stock compensation	—	—	—	43,867	—	43,867
Issuance of 28,729 shares of common stock upon exercise of warrants	—	—	—	—	—
Other	—	126	—	—	—	126
Net loss and comprehensive loss	—	—	—	—	(119,532)	(119,532)

Balance at June 30, 2001	65	488,341	(2,048)	(34,686)	(206,318)	245,354
Issuance of 1,478,423 shares of common stock upon exercise of stock options and share purchase rights	1	874	—	—	—	875
Issuance of 134,828 shares of common stock relating to employee stock purchase plan	—	539	—	—	—	539
Payments received on stockholders’ notes receivable	—	—	657	—	—	657
Forgiveness of stockholders’ notes receivable	—	—	126	—	—	126
Issuance of 2,750,318 shares of common stock and assumption of options for 106,804 shares of common stock upon acquisition of LambdaFlex	3	12,363	—	(577)	—	11,789
Repurchase of 178,011 shares of common stock	—	(191)	—	—	—	(191)
Issuance of common stock options to consultants	—	28	—	—	—	28
Deferred compensation associated with options canceled	—	(14,271)	—	14,271	—	—
Deferred stock compensation	—	7,961	—	(7,961)	—	—
Amortization of deferred stock compensation	—	—	—	16,954	—	16,954
Other	—	(356)	—	—	—	(356)
Net loss and comprehensive loss	—	—	—	—	(77,777)	(77,777)

Balance at June 30, 2002	69	495,288	(1,265)	(11,999)	(284,095)	197,998
Issuance of 748,887 shares of common stock upon exercise of stock options and share purchase rights	1	253	—	—	—	254
Issuance of 326,016 shares of common stock relating to employee stock purchase plan	—	389	—	—	—	389
Payments received on stockholders’ notes receivable	—	—	1,107	—	—	1,107
Forgiveness of stockholders’ notes receivable	—	—	3	—	—	3
Repurchase of 1,098,784 shares of common stock	(1)	(419)	155	—	—	(265)
Deferred compensation associated with options canceled	—	(11,556)	—	11,556	—	—
Amortization of deferred stock compensation	—	—	—	(385)	—	(385)
Stock based compensation related to stock options to consultants	—	39	—	—	—	39
Stock based compensation related to acceleration of an option	—	34	—	—	—	34
Net loss and comprehensive loss	—	—	—	—	(102,912)	(102,912)

Balance at June 30, 2003	$69	$484,028	$—	$(828)	$(387,007)	$96,262

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2003	2002	2001

	(In thousands)
Operating activities
Net loss	$(102,912)	$(77,777)	$(119,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,534	10,478	9,622
Amortization of intangibles	200	10,502	9,653
Stock compensation expense (recovery)	(309)	16,648	50,353
Acquired in-process research and development	—	5,445	4,700
Non-cash portion of restructuring charges	3,814	17,216	14,680
Provision for excess inventory	4,327	4,345	34,661
Provision for doubtful accounts	82	307	557
Provision (reduction) for warranty accrual	(987)	(1,507)	3,871
Charge for merger costs	4,126	—	—
Reduction in long-lived assets	1,548	—	—
Cumulative effect of an accounting change	37,500	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,159	8,820	(4,527)
Inventories	(1,425)	(4,409)	(27,510)
Other current assets	(53)	59	1,048
Other assets	99	187	1,114
Accounts payable	729	(11,138)	504
Accrued compensation and related expenses	(662)	(1,843)	1,744
Accrued restructuring	10,844	(5,976)	9,798
Warranty	(148)	(240)	(223)
Other accrued expenses and deferred revenue	(1,990)	(4,770)	2,834

Net cash used in operating activities	(33,524)	(33,653)	(6,653)
Investing activities
Purchases of held-to-maturity securities	(79,943)	(193,233)	(129,420)
Maturities of held-to-maturity securities	103,258	187,793	137,980
Purchases of property and equipment	(416)	(2,261)	(22,807)
Other assets	(1,988)	(2,618)	—
Acquisition of subsidiaries, net of cash assumed	—	234	(3,047)

Net cash provided by (used in) investing activities	20,911	(10,085)	(17,294)
Financing activities
Payments on long-term debt and capital lease obligations	(5,078)	(7,389)	(2,820)
Payments on short-term borrowings	(6,035)	(4,510)	—
Proceeds from short-term borrowings and long-term debt	3,141	4,057	10,231
Proceeds from issuance of common stock, net of repurchases	378	1,414	1,760
Proceeds from payments of stockholders’ notes receivable	1,107	657	3,125
Other	—	(65)	—

Net cash provided by (used in) financing activities	(6,487)	(5,836)	12,296
Net decrease in cash and cash equivalents	(19,100)	(49,574)	(11,651)
Cash and cash equivalents at beginning of year	29,739	79,313	90,964

Cash and cash equivalents at end of year	$10,639	$29,739	$79,313

Supplemental disclosures of non-cash transactions
Equipment acquired under capital leases	$—	$1,187	$15,561

Supplemental disclosures of cash flow information
Interest paid	$1,334	$2,492	$1,299

See accompanying notes.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

1.	Summary of Significant Accounting Policies

Organization and Basis of Presentation

      Avanex Corporation (“Avanex” or “the Company”) manufactures and markets fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks.

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

Fair Value of Financial Instruments

      The carrying value of cash, cash equivalents, short-term and long-term investments, accounts receivable, notes receivable from stockholders, accounts payable, other accrued expenses, short-term borrowings and long-term obligations approximates fair value.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company sells primarily to large communication vendors. The Company extends reasonably short collection terms but does not require collateral. The Company provides reserves for potential credit losses. The Company has not experienced significant credit losses to date. Concentrations of credit risk, with respect to these financial instruments, exist to the extent of amounts presented in the financial statements.

Revenue Recognition

      The Company’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the useful lives of the assets, generally two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Intangible Assets

      Intangible assets result from acquisitions. Intangible assets with indefinite lives are no longer amortized, but rather are subject to an annual impairment test. Intangible assets with definite lives will be amortized over their estimated useful lives. Prior to the adoption of SFAS 142, the Company amortized goodwill and other intangible assets over their estimated useful lives of 3 to 5 years.

Impairment of Long-Lived Assets

      The Company reviews long-lived assets, including property, equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is determined using discounted cash flows.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Equity instruments granted to consultants are accounted for under the fair value method using the Black-Scholes option pricing model and are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

      Pro forma information regarding net loss and net loss per common share under the fair value method for options and share repurchase rights granted prior to the Company’s initial public offering was estimated at the date of grant using the minimum value method. The fair value of stock options, share purchase rights and shares issued under the employee stock purchase plan (collectively the “options”) granted subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plan

	Years Ended June 30,			Years Ended June 30,

	2003	2002	2001	2003	2002	2001

Risk-free interest rate	2.2%	3.7%	5.5%	1.7%	3.1%	5.7%
Weighted-average expected life	3 years	3 years	3 years	0.5 years	0.5 years	0.5 years
Volatility	1.13	1.01	0.90	1.26	1.01	0.90
Dividend yield	—	—	—	—	—	—

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,

	2003	2002	2001

Net loss:
As reported	$(102,912)	$(77,777)	$(119,532)
Stock-based employee compensation expense (recovery) included in reported net loss	(351)	16,561	46,598
Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,626)	(38,029)	(93,473)

Pro forma	$(105,889)	$(99,245)	$(166,407)

Basic and diluted net loss per common share:
As reported	$(1.51)	$(1.21)	$(2.07)
Pro forma	$(1.55)	$(1.54)	$(2.89)

      The pro forma impact of options on the consolidated net loss attributable to common stockholders for the years ended June 30, 2003, 2002 and 2001 is not representative of the effects on consolidated net income

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) attributable to common stockholders for future years, as future years will include the effects of additional stock option grants.

Inventories

      Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis).

      The Company writes off 100% of the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to the Company.

      In estimating excess inventory, through June 30, 2003, the Company used a three-month demand forecast. The Company also considers: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and 3) known design changes which would reduce the Company’s ability to use the inventory as planned.

Income Taxes

      The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Advertising Costs

      The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2003, 2002 and 2001 were $251,000, $638,000 and $932,000, respectively, and are included in sales and marketing expenses.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and will affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard had no material impact on its financial statements.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 in the second quarter of fiscal 2003. The Company will continue to account for its stock purchase plan and stock option plans under the provisions of APB No. 25.

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

2.	Restructuring Charges

Fiscal 2003 Restructuring

      In the first quarter of fiscal 2003, the Company announced a restructuring program to downsize its workforce, primarily in its manufacturing operations. In addition, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. The Company also consolidated its facilities in Fremont. During the second quarter of fiscal 2003, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning each of its excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. During the third quarter of fiscal 2003, the Company continued to restructure and downsize its workforce, primarily in its manufacturing operations. Additionally, the Company further consolidated its facilities in Fremont. In the fourth quarter of fiscal 2003, the Company continued to downsize its workforce, primarily in manufacturing.

Workforce Reduction

      The Company reduced its workforce by a total of 202 employees during fiscal 2003, primarily in its manufacturing operations. The Company recorded charges of $3.0 million for employee separations, which included termination benefits and related expenses.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Abandonment of Excess Equipment

      The Company abandoned excess equipment and leasehold improvements and recorded charges of $3.5 million during fiscal 2003. The equipment was abandoned because it was no longer required to support expected operating levels and, given the downturn in its industry, the Company concluded it could not be sold.

Abandonment of Excess Leased Facilities

      The Company is attempting to sublease approximately 85,600 square feet at its Fremont, California facility, as well as the remaining portion of the facilities leased at its Richardson, Texas facility. In September 2002, the Company engaged real estate advisors to assist it in subleasing the vacated space within these two buildings. Given the current real estate market conditions, the Company does not expect to be able to sublease these buildings before December 2004. The Company recorded charges of $11.8 million during fiscal 2003 related to these excess facilities.

      A summary of the accrued restructuring charges is as follows (in thousands):

	Charge in
	September					Restructuring
	2002 and	Charge	Charge	Non-Cash	Cash	Accrual at
	December 2002	in March	in June	Credit/	Receipts	June 30,
	Adjustment	2003	2003	(Charges)	(Payments)	2003

Workforce Reduction	$2,114	$700	$198	$—	$(2,895)	$117
Abandonment of excess equipment	3,103	631	(242)	(3,814)	322	—
Abandonment of excess leased facilities	8,390	3,419	—	573	(940)	11,442

Total	$13,607	$4,750	$(44)	$(3,241)	$(3,513)	$11,559

      Remaining cash expenditures relating to workforce reduction will be paid through the second quarter of fiscal 2004. Amounts related to the abandonment of excess leased facilities are expected to be paid as the lease payments are due through the remainder of the lease terms ending in 2010.

Fiscal 2001 Restructuring

      During the fourth quarter of fiscal 2001, the Company announced a restructuring program to realign resources in response to the changes in its industry and customer demand. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. During the third quarter of fiscal 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities in Newark, California and Richardson, Texas. The reassessment was prompted by a further decline in the real estate market in the cities where the facilities are located. After considering information provided by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at the rates originally contemplated nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $17.2 million relating to these facilities in the third quarter of fiscal 2002. In the second quarter of fiscal 2003, the Company again reassessed its estimates associated with these abandoned leased facilities. As a result, the Company recorded an additional charge of $4.1 million relating to the Newark facilities in fiscal 2003. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the accrued restructuring charges is as follows (in thousands):

	Restructuring	Adjustment	Cash	Restructuring
	Accrual at	in December	Receipts	Accrual at
	June 30, 2002	2002	(Payments)	June 30, 2003

Abandonment of excess equipment	$—	$(21)	$21	$—
Abandonment of excess leased facilities	18,574	4,146	(3,354)	19,366
Capital leases	2,464	—	(934)	1,530

Total	$21,038	$4,125	$(4,267)	$20,896

      Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease term through 2010. Capital leases payments are due over the term of the leases through the third quarter of fiscal 2005.

      A summary of the restructuring accruals is as follows (in thousands):

	June 30,	June 30,
	2003	2002

Total restructuring accruals	$32,455	$21,038
Less current portion	6,400	4,349

Long-term portion	$26,055	$16,689

3.	Net Loss Per Share

      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended June 30,

	2003	2002	2001

Loss before cumulative effect of an accounting change	$(65,412)	$(77,777)	$(119,532)
Cumulative effect of an accounting change to adopt SFAS 142	(37,500)	—	—

Net loss	$(102,912)	$(77,777)	$(119,532)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	69,285	68,082	65,181
Less: weighted-average number of shares subject to repurchase	(914)	(3,774)	(7,561)

Weighted-average number of shares used in computing basic and diluted net loss per common share	68,371	64,308	57,620

Loss per share before cumulative effect of an accounting change	$(0.96)	$(1.21)	$(2.07)
Cumulative per share effect of an accounting change to adopt SFAS 142	(0.55)	—	—

Basic and diluted net loss per common share	$(1.51)	$(1.21)	$(2.07)

      During all periods presented, the Company had options outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect would have been antidilutive. Options outstanding were 8,825,000 at June 30, 2003, 12,697,000 at June 30, 2002 and 7,288,000 at June 30, 2001.

4.	Consolidated Balance Sheet Detail

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

      Cash equivalents, short-term and long-term investments consist of the following (in thousands):

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash Equivalents
Money Market Funds	$10,714	$15	$—	$10,729
Short Term Investments
Corporate Notes	7,677	—	(45)	7,632
Certificate of Deposits	2,376	—	—	2,376
Auction Rate Receipts	3,875	—	—	3,875
Market Auction Preferreds	19,463	—	(13)	19,450
United States Government Agencies	36,639	99	—	36,738
Corporate Bonds	4,897	44	—	4,941
Medium Term Notes	2,025	4	—	2,029

	76,952	147	(58)	77,041

Long Term Investments — due between one year and two years
Corporate Bonds	8,677	45	—	8,722
United States Government Agencies	38,386	191	—	38,577

	47,063	236	—	47,299

Total	$134,729	$398	$(58)	$135,069

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash Equivalents
Money Market Funds	$30,420	$—	$—	$30,420
Short Term Investments
Commercial Paper	2,239	—	—	2,239
Corporate Notes	6,260	85	—	6,345
Certificate of Deposits	4,737	—	—	4,737
Market Auction Preferreds	14,520	—	—	14,520
United States Government Agencies	46,439	218	(1)	46,656
Corporate Bonds	12,435	16	—	12,451
Foreign Debt Securities	9,469	74	—	9,543
Medium Term Notes	10,247	25	(1)	10,271

	106,346	418	(2)	106,762

Long Term Investments — due between one year and two years
Certificate of Deposits	750	—	—	750
Corporate Notes	3,119	27	—	3,146
Corporate Bonds	5,072	49	—	5,121
United States Government Agencies	29,987	218	—	30,205
Medium Term Notes	2,056	17	—	2,073

	40,984	311	—	41,295

Total	$177,750	$729	$(2)	$178,477

      Estimated fair value is based upon market prices quoted on the last day of the respective fiscal year.

      During fiscal 2002, the Company sold $5.3 million of held-to-maturity securities. The realized loss on these sales was not significant. There were no such sales in fiscal 2003. The Company requires that investments have specific credit ratings, in accordance with its investment policy. The credit ratings for the two investments which were sold, had been reduced to a level which was not in accordance with the investment policy, therefore the investments were sold prior to maturity.

Inventories

      Inventories consist of the following (in thousands):

	June 30,

	2003	2002

Raw materials	$2,228	$2,560
Work-in-process	845	3,145
Finished goods	540	810

	$3,613	$6,515

      In fiscal 2003, the Company recorded charges to cost of revenue of $4.3 million for excess and obsolete inventory which were due to $2.6 million of inventory that became obsolete due to a change in a customer’s

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product specification and $1.7 million of excess inventory as a result of decreased demand for the Company’s products. In fiscal 2002, the Company recorded charges to cost of revenue of $4.3 million for excess and obsolete inventory, which was due to significant decrease in demand for the Company’s products. At the time these charges were recorded, management did not believe it could sell or use this inventory in the future based on current forecasts of demand. However, actual results have differed and may continue to differ from such forecasts, which has been the experience in the past several quarters.

      The Company sold inventory previously written-off with original cost totaling $4.3 million in fiscal 2003 and $5.4 million in fiscal 2002. The majority of this inventory sold in each year had been written-off in a prior year. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products (that included these components) in excess of the Company’s estimates.

      The total cost of inventory written-off to date is approximately $47.3 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $9.6 million have been sold, items representing $1.5 million have been consumed in research and development activities, items representing $14.7 million have been discarded, and items representing $21.5 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company integrates its new acquisitions and transitions its manufacturing to third-party manufacturers in Asia.

Property and Equipment

      Property and equipment consist of the following (in thousands):

	June 30,

	2003	2002

Computer hardware and software	$1,318	$1,278
Production and engineering equipment	24,136	26,466
Office equipment, furniture and fixtures	746	1,565
Leasehold improvements	771	5,333
Construction in progress	—	295

	26,971	34,937
Accumulated depreciation	(21,516)	(16,065)

	$5,455	$18,872

Other Assets

      Other assets consist of the following (in thousands):

	June 30,

	2003	2002

Prepaid acquisition costs	$6,620	$2,618
Deposits and other assets	589	690

	$7,209	$3,308

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Changes in the Company’s product warranty accrual for fiscal 2003 and fiscal 2002 are as follows (in thousands):

	Years Ended June 30,

	2003	2002

Balance at beginning of year	$3,842	$5,589
Accrual for warranties issued during the period	733	217
Cost of warranty repair	(148)	(240)
Accrual related to pre-existing warranties (including changes in estimates)	(1,720)	(1,724)

Balance at end of year	$2,707	$3,842

5.     Goodwill

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all periods presented (in thousands, except per share data):

	Years Ended June 30,

	2003	2002	2001

Reported net loss before cumulative effect of an accounting change	$(65,412)	$(77,777)	$(119,532)
Add back goodwill (including assembled workforce) amortization	—	10,022	9,213

Adjusted net loss before cumulative effect of an accounting change	(65,412)	(67,755)	(110,319)
Cumulative effect of an accounting change	(37,500)	—	—

Adjusted net loss	$(102,912)	$(67,755)	$(110,319)

Adjusted basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.96)	$(1.21)	$(2.07)
Add back goodwill (including assembled workforce) amortization	—	0.16	0.16

Adjusted basic and diluted net loss per share before cumulative effect of an accounting change	(0.96)	(1.05)	(1.91)
Cumulative effect of an accounting change	(0.55)	—	—

Adjusted basic and diluted net loss per share	$(1.51)	$(1.05)	$(1.91)

Shares used in computing basic and diluted net loss and adjusted net loss per share	68,371	64,308	57,620

      The following table reflects the changes in the carrying amount of goodwill including assembled workforce (in thousands):

Balance at July 1, 2002	$37,186
Workforce transferred to goodwill	314

Adjusted balance at July 1, 2002	37,500
Transitional impairment loss	(37,500)

Balance June 30, 2003	$—

6.     Long-Lived Assets

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The gross carrying amount of intangible assets as of June 30, 2002 was $2.4 million. Related accumulated amortization was $0.9 million for a net carrying amount of $1.5 million. These amounts reflect the value of intangibles after reclassification of assembled workforce to goodwill described in Note 5. The net carrying value of intangible assets was zero as of June 30, 2003. Amortization expense on these intangible assets in fiscal 2003 was $0.2 million.

7.     Related Party Transactions

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

      In connection with the exercise of certain stock options and share purchase rights granted under the Company’s stock option plan, the Company has received promissory notes equal to the total exercise price of these stock options and share purchase rights. These full recourse promissory notes, which bore interest at rates ranging from 4.99% to 6.21% per annum, and accrued interest were payable in full to the Company, generally four to five years from the date each of the promissory notes was issued. Promissory notes for the exercise of certain stock options and share purchase rights totaling $1,265,000 were outstanding as of June 30, 2002. These notes were repaid in fiscal 2003. These notes are classified as a reduction of stockholders’ equity.

      During fiscal 2002, the Company forgave $75,000 due under a promissory note for the exercise of certain stock options from a former executive officer as part of a separation agreement. Additionally, the Company forgave a total of $50,850 due under promissory notes for the exercise of certain stock options from two executive officers. This forgiveness was in consideration of the executive officers’ continued employment with the Company, pursuant to the terms and conditions of their respective promissory notes and related agreements. See also Note 11 for other related party stock transactions.

      One of the Company’s directors is a senior vice president of MCI. MCI accounted for 0%, 16%, and 35% of the Company’s net revenue for the years ended June 30, 2003, 2002 and 2001, respectively.

8.     Commitments and Contingencies

Operating Leases

      In September 1999, the Company entered into an operating lease for a corporate headquarters and manufacturing facility. Upon the expiration of the lease in October 2009, the Company has an option to extend the lease term for an additional five-year period.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of June 30, 2003 are as follows (in thousands):

		Amount Included
		in Accrued
	Total Cash	Restructuring	Remaining
	Obligation	Liability	Obligation

Years ending June 30,
2004	$5,778	$4,533	$1,245
2005	5,866	4,682	1,184
2006	6,054	4,873	1,181
2007	6,250	5,053	1,197
2008	6,392	5,220	1,172
Remaining years	14,009	12,515	1,494

Total minimum lease payments	$44,349	$36,876	$7,473

      The Company’s rental expense under operating leases was approximately $2,696,000, $3,309,000 and $5,564,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Future minimum sublease rentals to be received on a restructured facility are $177,000, $157,000, $196,000 and $118,000 for the years ending June 30, 2004, 2005, 2006 and 2007.

Contingencies

E-Tek Litigation

      On December 7, 1999, before the effective date of the Company’s initial public offering, E-Tek Dynamics, Inc. (E-Tek), now a subsidiary of JDS Uniphase, filed a complaint with the Superior Court of California, County of Santa Clara. E-Tek initially named the Company and Ma Li, a third party individual not associated with Avanex Corporation, as defendants in the complaint. E-Tek amended its complaint to add Edward Ning, an employee of Avanex, as an additional named defendant. This litigation was dismissed with prejudice in the second quarter of fiscal 2003.

IPO Class Action Lawsuit

      On August 6, 2001, the Company, certain of the Company’s officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s IPO. Plaintiffs bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of the Company’s directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against the Company’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against the Company. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, which has been approved (subject to the conditions noted below) by a special committee of the Board of Directors. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm its business, financial condition, results of operations or cash flows.

High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

      On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against Avanex alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. The complaint seeks compensatory damages “in an amount of no less than $41,500,000, with interest thereon,” as well as punitive damages, attorneys’ fees and costs. The Company challenged the sufficiency of the complaint by demurrer in a motion that was heard by the Court on September 25, 2002. The Court sustained the demurrer with respect to the three breach of contract causes of action, with leave to amend. The Court overruled the demurrer in connection with the promissory estoppel, fraud and negligent misrepresentation claims. The Court gave the plaintiffs the opportunity to attempt to amend the complaint so that it sufficiently alleged contract-based causes of action, and the plaintiffs’ filed their amended Complaint on October 28, 2002. The Company again challenged the sufficiency of the Complaint with respect to the three contract-related causes of action, however the Court overruled the Company’s second demurrer. The Court has set a trial date of December 12, 2003. The Company is currently conducting extensive discovery and will continue to do so over the next several months. After reviewing the complaint and the matters related thereto, the Company believes that the claims are without merit and intends to defend itself vigorously. The Company believes that the resolution of this action will not have a material adverse effect on its business or financial condition. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm its business, financial condition, results of operations or cash flows.

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

9.     Financing Arrangements

Short-Term Borrowing

      In June 2003, the Company renewed a revolving line of credit from a financial institution, which allows maximum borrowings up to $15 million. This line of credit requires the Company to comply with specified covenants. At June 30, 2003 and 2002, the Company had borrowings of $3,141,000 and $6,035,000 against this line, respectively. The agreement terminates on December 31, 2003, at which time all outstanding principal and interest are due. The line bears interest at prime plus 1.50% and, at June 30, 2003 the effective interest rate was 4.00%. The Company has pledged all of its assets as collateral for this line.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In February 2001, the Company entered into a loan agreement with a financial institution to borrow $2,269,000 to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate is 9.406%. As of June 30, 2003 and 2002, the Company had $840,000 and $1,542,000 outstanding, respectively.

      Payments due under financing arrangements as of June 30, 2003 are as follows (in thousands):

Years ending June 30,
2004	$763
2005	127

Total payments	890
Amounts representing interest	(50)

Present value of net remaining payments	840
Less current portion	714

Long-term portion	$126

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

      Payments due under capital lease agreements for certain equipment as of June 30, 2003 are as follows (in thousands):

		Amount Included
		in Accrued
	Total Cash	Restructuring	Remaining
	Obligation	Liability	Obligation

Years ending June 30,
2004	$5,117	$1,244	$3,873
2005	2,537	473	2,064

Total minimum lease payments	7,654	1,717	5,937
Amount representing interest	(657)	(188)	(469)

Present value of net minimum lease payments	6,997	1,529	5,468
Less current portion	4,554	1,078	3,476

Long-term portion	$2,443	$451	$1,992

      At June 30, 2003 and 2002, equipment amounting to approximately $15,726,000 was capitalized under capital leases. Related accumulated amortization at June 30, 2003 and 2002 amounted to approximately $12,884,000 and $7,002,000, respectively. The lease agreements are payable in monthly installments through

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 2005, bearing interest at rates between 8.5% and 15.5% per annum, and are fully secured by the related equipment.

10.     Acquisitions

      On November 19, 2001, the Company acquired LambdaFlex Inc. (“LambdaFlex”), a start-up Company that had been developing intelligent optical modules for increased network flexibility. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of LambdaFlex subsequent to the acquisition date. The total purchase price of approximately $12.7 million included consideration of 2,750,318 shares of Avanex common stock, the issuance of options to purchase an aggregate of 106,804 shares of Avanex common stock in exchange for options to purchase LambdaFlex common stock and direct transaction costs.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Goodwill represents the excess of the purchase price over the fair value of the underlying net identifiable assets and deferred compensation. See Note 5 regarding the impairment of goodwill.

      On March 18, 2002, Avanex entered into an Agreement and Plan of Reorganization with Oplink Communications pursuant to which Avanex intended to acquire all of the outstanding capital stock of Oplink. The merger was subject to the approval of Avanex stockholders and the stockholders of Oplink. While Avanex stockholders approved the issuance of Avanex common stock in connection with the merger, the stockholders of Oplink failed to approve the merger on August 15, 2002. Avanex expensed $4.1 million in related merger costs in the first quarter of fiscal 2003.

11.     Stockholders’ Equity

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

      The authorized shares under the Option Plan automatically increase each July 1 by an amount equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors.

      In January 2000, the Company adopted the 1999 Director Option Plan (the “Director Plan”). Non-employee directors are entitled to participate in the Director Plan. A total of 600,000 shares of the Company’s common stock have been reserved for issuance under the Director Plan. The Director Plan also provides for automatic annual increases each July 1, by an amount equal to the lesser of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. The Director Plan generally provides for an automatic initial grant of an option to purchase 40,000 shares of Avanex common stock to each non-employee director on the date when a person first becomes a non-employee director. After the initial grant, each non-employee director will automatically be granted subsequent options to purchase 10,000 shares of the Company’s common stock each year on the date of the Company’s annual stockholders’ meeting. Grants generally shall have a term of 10 years. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. Each subsequent option grant will fully vest on the anniversary of its date of grant. The exercise price of all options will be 100% of the fair market value per share of Avanex common stock on the date of grant.

      In July 2000, the Company assumed options to purchase 709,047 shares (on a converted basis) in connection with the acquisition of all of the assets and some liabilities of Holographix. The assumed stock options are governed by the terms and conditions of their respective Holographix stock option agreements and

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Holographix 2000 Stock Plan. Options expire ten years after the grant date or earlier upon termination of an optionee’s services to the Company. Generally, the Holographix options vest as to 25% of the shares on the first anniversary of the grant date and  1/48 per month thereafter.

      In November 2001, the Company assumed options to purchase 106,804 shares in connection with the acquisition of LambdaFlex. The assumed stock options are governed by the terms and conditions of their respective LambdaFlex stock option agreements and the LambdaFlex, Inc. 2000 Stock Plan. Options expire ten years after the grant date or earlier upon termination of an optionee’s services to the Company. Generally, LambdaFlex options vest as to 25% of the shares on the first anniversary of the grant date and  1/48 per month thereafter.

      Stock option activity under the option plans and the director plan is as follows:

	Outstanding Options

	Number of	Weighted-Average
	Shares	Exercise Price

Balance at June 30, 2000	3,989,006	$10.45
Options granted	4,338,608	44.76
Options assumed in Holographix acquisition	709,047	3.85
Options exercised	(1,161,132)	2.51
Options canceled	(587,527)	53.67

Balance at June 30, 2001	7,288,002	28.02
Options granted	8,878,170	5.03
Options assumed in LambdaFlex acquisition	106,804	0.39
Options exercised	(478,423)	1.82
Options canceled	(3,097,405)	33.45

Balance at June 30, 2002	12,697,148	11.38
Options granted	3,892,545	0.92
Options exercised	(748,887)	0.34
Options canceled	(7,015,384)	10.34

Balance at June 30, 2003	8,825,422	$8.52

	Outstanding			Exercisable

		Weighted-Average
	Number of	Remaining	Weighted-	Number of	Weighted-
	Shares As of	Contractual Life	Average	Shares As of	Average
Range of Exercise Prices	June 30, 2003	(in years)	Exercise Price	June 30, 2003	Exercise Price

$0.03 - 0.73	638,740	8.68	$0.64	146,393	$0.41
0.74 - 0.80	1,756,453	9.63	0.80	185,096	0.80
0.81 - 1.08	1,236,411	9.43	1.01	96,482	1.01
1.24 - 4.89	815,375	7.67	3.43	571,890	3.55
4.90 - 4.90	2,592,880	8.35	4.90	1,048,790	4.90
5.05 - 19.38	1,129,876	7.76	9.93	691,498	10.58
28.00 - 142.00	655,687	6.97	69.30	521,669	68.34

$0.03 - 142.00	8,825,422	8.54	$8.52	3,261,818	$15.46

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and  1/48 per month thereafter. During the years ended June 30, 2002 and 2001, the Company issued 1,000,000 and 90,000 share purchase rights, respectively, under the Option Plan. There were no share purchase rights issued in the year ended June 30, 2003. Shares subject to repurchase were 171,668 shares as of June 30, 2003, 2,037,418 shares as of June 30, 2002 and 5,039,922 shares as of June 30, 2001. For the year ended June 30, 2003, 2002 and 2001, the Company repurchased 1,098,784, 178,011 and 766,667 shares, respectively, under the Option Plan.

      The weighted-average fair value of stock options granted at fair value during fiscal 2003 was $0.74. The weighted-average fair value of stock options and share purchase rights granted at fair value and below fair value during fiscal 2002 was $3.98 and $6.24, respectively. The weighted-average fair value of stock options and share purchase rights granted at fair value and below fair value during fiscal 2001 was $33.70 and $77.22, respectively.

      For the years ended June 30, 2003, 2002 and 2001, the Company recorded deferred stock compensation of $0, $8,538,000, and $51,132,000, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such stock options and share purchase rights were granted. The fair value of stock options and share purchase rights granted was based on the actual stock closing price on the day previous to the date of grant. For the years ended June 30, 2003, 2002 and 2001, the Company recorded amortization (recovery) of deferred stock compensation of $(385,000), $16,954,000 and $43,867,000, respectively. At June 30, 2003, the Company had $828,000 of remaining unamortized deferred compensation. Such amount is included as a reduction of stockholders’ equity and is being amortized over the vesting period.

      For the years ended June 30, 2003, 2002 and 2001, the Company recorded stock compensation expense of $39,000, $28,000 and $6,360,000, respectively related to common stock options granted to consultants. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: weighted-average risk free interest rate of 5.2% in fiscal 2002 and 5.5% in fiscal 2001, contractual life of ten years, volatility of 1.01 in fiscal 2002 and 0.90 in fiscal 2001, and no dividend yield. There were no options granted to consultants in fiscal 2003.

1999 Employee Stock Purchase Plan

      In January 2000, the Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) for its employees. The Stock Purchase Plan provides for automatic annual increases each July 1, to shares reserved for issuance by an amount equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. The Stock Purchase Plan permits participants to purchase the Company’s common stock through payroll deductions of up to 10% of the participant’s compensation. The maximum number of shares a participant may purchase during each offering period is 3,000 shares. The price of common stock purchases will be 85% of the lower of the fair market value at the beginning of the offering period and the ending of the offering period. As of June 30, 2003, 495,060 shares have been issued under the Stock Purchase Plan.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved

      Common stock reserved for future issuance is as follows:

June 30, 2003

Stock options:
Options outstanding	8,825,422
Reserved for future grants	12,183,056
Employee stock purchase plan	2,020,627

Total common stock reserved for future issuance	23,029,105

12.	401(k) Plan

      The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on the first day of the month following their hire date with the Company. Under the plan, employees may contribute up to 15% of their pre tax salaries per year but not more than the statutory limits. The Company has not contributed to the plan.

13.	Income Taxes

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

      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended June 30,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$46,549	$36,632
Tax credit carryforwards	3,063	$2,680
Inventory reserves	8,941	13,279
Restructuring charges	12,580	6,676
Other	4,931	5,726

Total deferred tax assets	76,064	64,993
Valuation allowance	(76,064)	(63,113)

Net deferred tax assets	—	1,880

Deferred tax liabilities:
Purchased intangibles	—	(1,880)

Total deferred tax liabilities	—	(1,880)

Net deferred tax assets	$—	$—

      Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13.0 million, $10.8 million, and $35.3 million in the years ended June 30, 2003, 2002 and 2001, respectively.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets related to net operating loss carryforwards at June 30, 2003 include approximately $12.8 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

      As of June 30, 2003, the Company has net operating loss and research and development tax credit carry-forwards for federal income tax purposes of approximately $125.5 million and $1.8 million, respectively, which expire in years 2012 through 2023. The Company also has net operating loss and research and development tax credit carry-forwards for state income tax purposes of approximately $64.5 million and $1.8 million, respectively. The state net operating loss carryforwards expire in the years 2008 through 2014 and the research and development tax credit can be carried forward indefinitely. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

14.	Market Sales, Export Sales, Significant Customers, and Concentration of Supply

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

      The Company had net sales by geographical region based on the location of the entity purchasing the Company’s products as follows (in thousands):

	Years Ended June 30,

	2003	2002	2001

United States	$17,584	$23,695	$81,824
Japan	261	6,642	40,392
Italy	2,859	1,604	7,852
Rest of the world	712	1,745	1,176

	$21,416	$33,686	$131,244

      To date, revenues have been principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which accounted for 91%, 89% and 99% of net revenues in fiscal 2003, 2002 and 2001, respectively.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information on customers that accounted for over 10% of revenue:

				Percent of
				Accounts
				Receivable at
	Percent of Net Revenue			June 30,

Customer	2003	2002	2001	2003	2002

A	34	32	*	15	14
B	*	19	30	*	—
C	—	16	36	—	12
D	*	12	11	*	24
E	23	*	*	45	*
F	12	*	*	*	*

Total	69%	79%	77%	60%	50

*	less than 10%

      The Company currently purchases several key parts and components used to manufacture its products from limited sources of supply.

15.	Subsequent Events (unaudited)

Acquisition of Alcatel Optronics and Corning Asset Purchase

      In July 2003, the Company acquired all of the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, and Alcatel assigned and licensed certain intellectual property rights to the Company. In addition, the Company acquired certain assets of the optical components business of Corning, and Corning assigned and licensed certain intellectual property rights to the Company. In consideration for the above, the Company issued shares of its common stock to Alcatel and to Corning, representing 28% and 17%, respectively, of the outstanding shares of the Company’s common stock. The transactions will be accounted for under the purchase method of accounting.

      The purchase price is as follows (in thousands):

	Alcatel	Corning Asset
	Optronics	Purchase

Value of securities issued	$63,064	$38,289
Estimated transaction costs and expenses	4,978	3,022

Total estimated purchase price	$68,042	$41,311

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the purchase method of accounting, the total estimated purchase price as shown in the table above is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction. Based on the preliminary independent valuation, and subject to material changes upon receipt of the final valuation the preliminary purchase price allocation as of July 31, 2003 is as follows (in thousands):

		Corning Asset
	Alcatel Optronics	Purchase

Cash, cash equivalents and short term investments	$108,876	$20,024
Other long-term investments	5,829	—
Accounts receivable	8,050	—
Inventories	12,969	11,896
Other current assets	13,943	—
Due from related party	12,578	11,450
Property and equipment	10,885	11,564
Accounts payable	(15,564)	—
Restructuring	(70,843)	(4,983)
Other accrued expenses	(15,122)	—
Warranty	(1,406)	(12,450)
Supply Agreement	—	(3,387)
Other long-term obligations	(10,120)	—

Tangible net assets	60,075	34,114
Intangible assets acquired — Core and developed technology	7,967	5,940
Goodwill	—	1,257

Total estimated purchase price	$68,042	$41,311

      Avanex acquired developed technology from Alcatel, which is comprised of products that are technologically feasible, primarily includes DWDM lasers, photodetectors, optical amplifiers, high-speed interface modules and passive optical devices. Core technology and patents represent a combination of Alcatel’s Optronics division processes, patents and trade secrets. Avanex expects to amortize the developed technology on a straight-line basis over an estimated life of 3-5 years.

      Avanex acquired developed technology from Corning, which is comprised of products that are technologically feasible, primarily includes amplifiers, dispersion compensation modules and modulators. Core technology and patents represent a combination of the optical components business of Corning processes, patents and trade secrets. Avanex expects to amortize the developed technology on a straight-line basis over an estimated life of 3-5 years.

Acquisition of Certain Assets of Vitesse Semiconductor Corporation’s Optical Systems Division

      On August 22, 2003, the Company entered into an agreement to acquire certain assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California. Pursuant to the agreement, the Company acquired substantially all of the assets of Vitesse’s Optical Systems Division in exchange for approximately 1.2 million shares of Avanex common stock with a value of $5.9 million. Under the terms of the agreement, the Company will also buy up to $2 million in products from Vitesse over the next three years. The transaction will be accounted for under the purchase method of accounting.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      Not applicable.

Item 9A.	Controls and Procedures

              Evaluation of disclosure controls and procedures.

      Our management evaluated, with the participation of our Chief Executive Officer, our Chief Financial Officer and our Chief Governance Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer, our Chief Financial Officer and our Chief Governance Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting.

      There was no change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Officers of the Registrant

      The information required by this item concerning our directors is incorporated by reference to the information set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year, except that the information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers” at the end of Part I of this annual report on Form 10-K.

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions, which is filed as an exhibit to this annual report on Form 10-K. We will disclose amendments to, or waivers from, this code of ethics in accordance with SEC rules.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the sections entitled “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors — Fee Disclosure” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements

           (1) Index to Financial Statements

           The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

           (2) Financial Statements Schedules

      The following financial statement schedule of Avanex Corporation for each of the past three years in the period ended June 30, 2003 should be read in conjunction with the Consolidated Financial Statements of Avanex Corporation.

      Schedule II — Valuation and Qualifying Accounts Allowance For Doubtful Accounts:

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	Deductions	End of
	Period	Expenses	Write-Offs(1)	Period

Year ended June 30, 2001	$452,000	557,000	—	$1,009,000
Year ended June 30, 2002	$1,009,000	307,000	396,000	$920,000
Year ended June 30, 2003	$920,000	82,000	524,000	$478,000

(1)	Represents uncollectable accounts written off and reversal of charges to costs and expenses.

      All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description of Exhibits

2.1	Share Acquisition and Asset Purchase Agreement, dated as of May 12, 2003, by and between Avanex Corporation, Alcatel and Corning Incorporated (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2003).
3.1	Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).
3.2	Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).
3.3	Certificate of Amendment of Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2002).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

Exhibit
Number		Description of Exhibits

4.3		Preferred Stock Rights Agreement, dated as of July 26, 2001, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form 8-A filed on August 24, 2001).
4.4		First Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/ A filed on March 28, 2002).
4.5		Second Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/ A filed on May 30, 2003).
10	.1*	Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).
10	.2*	1998 Stock Plan, as amended, and forms of agreement thereunder (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).
10	.3*	1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).
10	.4*	1999 Director Option Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).
10	.5*	Holographix Inc. 2000 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on August 3, 2000).
10	.6*	Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).
10	.7*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).
10	.8*	Form of stock option agreement between the Registrant and certain of its executive officers.
10	.9*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).
10	.10*	Forms of stock option agreements between the Registrant and certain of its directors.
10	.11*	Terms of Employment dated January 6, 2003 between the Registrant and Walter Alessandrini (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2003).
10	.12*	Terms of Employment between the Registrant and Paul Engle dated September 19, 2000 (which is incorporated herein by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).
10	.13*	Restricted Stock Award Agreements dated as of September 19, 2000, February 14, 2001, and August 16, 2001, between the Registrant and Paul Engle (which are incorporated herein by reference to Exhibit 10.7 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-85906 on Form S-4 filed on May 30, 2002).
10	.14*	Stock Option Agreements dated as of April 30, 2001, and November 5, 2001, between the Registrant and Paul Engle (which are incorporated herein by reference to Exhibit 10.8 of the Registrant’s Amendment No.2 to Registration Statement No. 333-85906 on Form S-4 filed on May 30, 2002).

Exhibit
Number		Description of Exhibits

10	.15*	Severance Agreement and Release dated November 18, 2002 between Paul Engle and the Registrant (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2003).
10.16		Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).
10.17		Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).
10.18		Amended and Restated Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated July 10, 2000 (which is incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on September 21, 2000).
10.19		Lease Agreement between GAL-LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).
10.20		Lease Agreement between CFH Realty II/ Glenville, L.P. and the Registrant for the building at 1801 N. Glenville Drive, Richardson, Texas dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).
10.21		Second Amendment to Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated January 2, 2001 (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q filed on February 15, 2001).
10.22		Third Amendment to Amended and Restated Revolving Credit and Security Agreement dated July 19, 2001 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K filed on September 17, 2001).
10.23		Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement dated September 26, 2002 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2002).
10.24		Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement dated June 18, 2003 between the Registrant and Comerica Bank-California.
14.1		Code of Ethics for Principal Executive and Senior Financial Officers.
21.1		List of subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1		Power of Attorney (See page 80).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      On April 30, 2003, the Registrant filed a current report on Form 8-K furnishing its press release regarding its financial results for the third quarter ended March 31, 2003.

      On May 16, 2003, the Registrant filed a current report on Form 8-K reporting that it entered into a Share Acquisition and Asset Purchase Agreement by and between the Registrant, Alcatel, a société anonyme organized under the laws of the Republic of France and Corning Incorporated, a Delaware corporation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, County of Alameda, State of California, on September 26, 2003.

AVANEX CORPORATION

BY:	/s/ BRUCE POLLOCK

Bruce Pollock
Vice President, Finance and
Chief Financial Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Walter Alessandrini and Bruce Pollock, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER ALESSANDRINI Walter Alessandrini	President, Chief Executive Officer, Director and Chairman of the Board (principal executive officer)	September 26, 2003

/s/ BRUCE POLLOCK Bruce Pollock	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	September 26, 2003

/s/ VINTON CERF Vinton Cerf	Director	September 26, 2003

/s/ TODD BROOKS Todd Brooks	Director	September 26, 2003

/s/ JOEL A. SMITH III Joel A. Smith III	Director	September 26, 2003

/s/ SUSAN WANG Susan Wang	Director	September 26, 2003

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

2.1		Share Acquisition and Asset Purchase Agreement, dated as of May 12, 2003, by and between Avanex Corporation, Alcatel and Corning Incorporated (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2003).
3.1		Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).
3.2		Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).
3.3		Certificate of Amendment of Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2002).
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).
4.3		Preferred Stock Rights Agreement, dated as of July 26, 2001, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form 8-A filed on August 24, 2001).
4.4		First Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/ A filed on March 28, 2002).
4.5		Second Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/ A filed on May 30, 2003).
10	.1*	Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).
10	.2*	1998 Stock Plan, as amended, and forms of agreement thereunder (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).
10	.3*	1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).
10	.4*	1999 Director Option Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).
10	.5*	Holographix Inc. 2000 Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on August 3, 2000).
10	.6*	Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).
10	.7*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).
10	.8*	Form of stock option agreement between the Registrant and certain of its executive officers.
10	.9*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).
10	.10*	Forms of stock option agreements between the Registrant and certain of its directors.

Exhibit
Number		Description of Exhibits

10	.11*	Terms of Employment dated January 6, 2003 between the Registrant and Walter Alessandrini (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2003).
10	.12*	Terms of Employment between the Registrant and Paul Engle dated September 19, 2000 (which is incorporated herein by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).
10	.13*	Restricted Stock Award Agreements dated as of September 19, 2000, February 14, 2001, and August 16, 2001, between the Registrant and Paul Engle (which are incorporated herein by reference to Exhibit 10.7 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-85906 on Form S-4 filed on May 30, 2002).
10	.14*	Stock Option Agreements dated as of April 30, 2001, and November 5, 2001, between the Registrant and Paul Engle (which are incorporated herein by reference to Exhibit 10.8 of the Registrant’s Amendment No.2 to Registration Statement No. 333-85906 on Form S-4 filed on May 30, 2002).
10	.15*	Severance Agreement and Release dated November 18, 2002 between Paul Engle and the Registrant (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2003).
10.16		Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).
10.17		Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).
10.18		Amended and Restated Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated July 10, 2000 (which is incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on September 21, 2000).
10.19		Lease Agreement between GAL-LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).
10.20		Lease Agreement between CFH Realty II/ Glenville, L.P. and the Registrant for the building at 1801 N. Glenville Drive, Richardson, Texas dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.36 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).
10.21		Second Amendment to Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated January 2, 2001 (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q filed on February 15, 2001).
10.22		Third Amendment to Amended and Restated Revolving Credit and Security Agreement dated July 19, 2001 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K filed on September 17, 2001).
10.23		Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement dated September 26, 2002 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2002).

Exhibit
Number	Description of Exhibits

10.24	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement dated June 18, 2003 between the Registrant and Comerica Bank-California.
14.1	Code of Ethics for Principal Executive and Senior Financial Officers.
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (See page 80).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.