Form 10-Q
period 2003-09-30
AVANEX CORP
filed 2003-11-14
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES [X] NO [  ]

          There were 128,083,657 shares of the Company’s Common Stock, par value $.001 per share, outstanding on October 28, 2003.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

AVANEX CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,214	$10,639
Short-term investments	123,120	76,952
Accounts receivable, net	15,988	2,614
Inventories	31,079	3,613
Other current assets	21,520	1,070

Total current assets	229,921	94,888
Long-term investments	58,434	47,063
Property and equipment, net	30,359	5,455
Intangibles, net	17,217	—
Goodwill	7,664	—
Other assets	10,178	7,209

Total assets	$353,773	$154,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,848	$3,141
Accounts payable	22,727	5,647
Accrued compensation and related expenses	11,748	2,279
Other accrued expenses	22,843	5,816
Warranty	8,270	2,707
Current portion of long-term obligations	5,737	4,190
Current portion of restructuring costs	61,866	6,400

Total current liabilities	135,039	30,180
Restructuring costs	24,528	26,055
Other obligations	13,404	2,118

Total liabilities	172,971	58,353

Commitments and contingencies
Stockholders’ equity:
Common stock	128	69
Additional paid-in capital	592,998	484,028
Deferred compensation	(1,128)	(828)
Cumulative translation adjustment	3,723	—
Accumulated deficit	(414,919)	(387,007)

Total stockholders’ equity	180,802	96,262

Total liabilities and stockholders’ equity	$353,773	$154,615

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Net revenue	$18,112	$5,215
Cost of revenue	27,195	10,602
Stock compensation expense	16	17

Gross profit (loss)	(9,099)	(5,404)
Operating expenses:
Research and development	8,520	5,820
Sales and marketing	5,033	1,314
General and administrative	5,297	1,716
Stock compensation expense (1)	327	1,908
Amortization of intangibles	726	120
Restructuring charges (recovery)	(155)	12,745
Merger costs	—	4,126

Total operating expenses	19,748	27,749

Loss from operations	(28,847)	(33,153)
Interest and other income	1,245	1,138
Interest and other expense	(310)	(504)

Loss before cumulative effect of an accounting change	(27,912)	(32,519)
Cumulative effect of an accounting change to adopt SFAS 142	—	(37,500)

Net loss	$(27,912)	$(70,019)

Loss per share before cumulative effect of an accounting change	$(0.26)	$(0.48)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	(0.56)

Basic and diluted net loss per common share	$(0.26)	$(1.04)

Weighted-average number of shares used in computing basic and diluted net loss per common share	107,716	67,629

(1) Below is the allocation of stock compensation expense:
Research and development	$119	$1,035
Sales and marketing	134	(99)
General and administrative	74	972

	$327	$1,908

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES:
Net Loss	$(27,912)	$(70,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,420	2,733
Amortization of intangibles	726	120
Stock compensation expense	343	1,925
Provision for excess inventory	—	3,672
Provision for doubtful accounts	393	—
Non-cash portion of restructuring charges	—	3,103
Charge for merger costs	—	4,126
Cumulative effect of an accounting change	—	37,500
Changes in operating assets and liabilities:
Accounts receivable	(5,717)	1,869
Inventories	80	86
Other current assets	3,121	186
Other assets	(1,214)	30
Accounts payable	1,801	2,163
Accrued compensation and related expenses	2,994	(498)
Accrued restructuring	(16,607)	8,151
Warranty	(376)	(476)
Other accrued expenses and deferred revenue	4,334	(1,400)

Net cash used in operating activities	(34,614)	(6,729)

INVESTING ACTIVITIES
Purchases of held-to maturity securities	(85,145)	(27,993)
Maturities of held-to maturity securities	24,500	34,144
Acquisitions, net of cash assumed	128,636	—
Purchases of property and equipment	(546)	(131)
Other assets	(7,034)	(1,073)

Net cash provided by investing activities	60,411	4,947

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(1,176)	(1,191)
Payments on short-term borrowings	(1,293)	(6,035)
Proceeds from issuance of common stock, net of repurchases	524	273

Net cash used in financing activities	(1,945)	(6,953)

Effect of exchange rate changes on cash	3,723	—
Net increase (decrease) in cash and cash equivalents	27,575	(8,735)
Cash and cash equivalents at beginning of period	10,639	29,739

Cash and cash equivalents at end of period	$38,214	$21,004

Supplemental disclosure of cash flow transactions
Issuance of common stock for acquisitions	$107,862	$—
Interest paid	253	365

See accompanying notes.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of September 30, 2003, and for the three months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2003, the consolidated operating results for the three months ended September 30, 2003 and 2002, and the consolidated cash flows for the three months ended September 30, 2003 and 2002. The consolidated results of operations for the three months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2004.

     The condensed consolidated balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date, but does not include the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended June 30, 2003.

     An additional accounting policy has been adopted as a result of the acquisitions of the optical components business of Alcatel, Corning and Vitesse:

     Foreign Currency Translation

     Functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the determination of net loss.

2. Acquisitions

     On July 31, 2003, the Company acquired Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel to augment its optical technologies and intelligent photonic solutions product line with dense wave division multiplexing (DWDM) lasers, photodetectors, optical amplifiers, high–speed interface modules and key passive devices such as arrayed waveguide multiplexers and Fiber Bragg Grating (FBG) filters. Alcatel also assigned and licensed certain intellectual property rights to the Company. In addition, the Company acquired certain assets of the optical components business of Corning to augment its optical technologies and intelligent photonic solutions product line with optical amplifiers and lithium-niobate modulators. Corning also assigned and licensed certain intellectual property rights to the Company. In consideration for the above, the Company issued shares of its common stock to Alcatel and to Corning, representing 28% (35.4 million shares) and 17% (21.5 million shares), respectively, of the outstanding shares of the Company’s common stock on a post-transaction basis. The transactions were accounted for under the purchase method of accounting.

     On August 28, 2003, the Company acquired certain assets of Vitesse Semiconductor Corporation’s Optical Systems Division to enhance its presence in transponders and expand its product offerings in subsystem products. The Company acquired substantially all of the assets of Vitesse’s Optical Systems Division in exchange for 1.4 million shares of Avanex common stock. The transaction was accounted for under the purchase method of accounting.

     The purchase price is as follows (in thousands):

	Alcatel	Corning Asset	Vitesse Asset
	Optronics	Purchase	Purchase

Value of securities issued	$63,064	$38,289	$6,509
Transaction costs and expenses	6,533	3,967	225

Total purchase price	$69,597	$42,256	$6,734

     Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction. The preliminary purchase price allocation, which may change upon receipt of final valuations and completion of assessment and formulation of additional restructuring plans (see note 8) is as follows (in thousands):

	Alcatel	Corning Asset	Vitesse Asset
	Optronics	Purchase	Purchase

Cash, cash equivalents and short-term investments	$108,613	$20,023	$—
Long-term investments	2,085	—	—
Accounts receivable	8,050	—	—
Inventories	14,169	11,646	1,731
Other current assets	10,320	500	—
Due from related party	12,578	3,533	—
Property and equipment	13,044	11,196	1,612
Accounts payable	(15,564)	—	—
Accrued expenses	(21,520)	(2,252)	—
Restructuring	(67,220)	(4,983)	—
Warranty	(1,406)	(4,533)	—
Supply agreement	—	(5,457)	—
Other long-term obligations	(3,185)	—	—

Net tangible assets	59,964	29,673	3,343
Intangible assets acquired — Core and developed technology	9,633	5,990	2,320
Goodwill	—	6,593	1,071

Total purchase price	$69,597	$42,256	$6,734

     The Company acquired developed technology from Alcatel, which is comprised of products that are technologically feasible, primarily including DWDM lasers, photodetectors, optical amplifiers, high-speed interface modules and passive optical devices. Core technology and patents represent a combination of Alcatel’s Optronics division processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years.

     The Company acquired developed technology from Corning, which is comprised of products that are technologically feasible, primarily including amplifiers, dispersion compensation modules and modulators. Core technology and patents represent a combination of the optical components business of Corning processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years.

     The Company acquired developed technology from Vitesse, which is comprised of products that are technologically feasible, primarily including transponders. Core technology and patents represent a combination of the optical components business of Corning processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years.

     The Company allocated the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company engaged an independent third-party appraisal firm to assist it in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets.

     Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, supply agreements, and acquired developed technologies and patents. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

     The following table reflects intangible assets subject to amortization as of September 30, 2003 (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$15,349	$609	$14,740
Supply agreement	1,624	90	1,534
Other	970	27	943

Totals	$17,943	$726	$17,217

     The estimated future amortization expense of purchased intangible assets from the Alcatel, Corning and Vitesse acquisitions as of September 30, 2003 is as follows (in thousands):

Amount
Fiscal Year
2004 (remaining nine months)	$3,529
2005	4,702
2006	4,702
2007	3,936
2008	348

Totals	$17,217

     Pro Forma Results of Operations

     The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Alcatel, Corning and Vitesse acquisitions had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended
	September 30,

	2003	2002

Revenue	$28,028	$28,440
Net loss before cumulative effect of an accounting change	$(38,432)	$(131,805)
Net loss	$(38,432)	$(169,305)
Weighted average shares outstanding—basic and diluted	127,749	$125,844
Loss per share before cumulative effect of an accounting change	$(0.30)	$(1.05)
Basic and diluted loss per share	$(0.30)	$(1.35)

     The pro forma consolidated results of operations include adjustments to give effect to record the difference between the depreciation on the preliminary estimate of fair value of property and equipment and the historical amounts; to eliminate pre-acquisition amortization of intangibles and/or impairment charge and to reflect amortization of the preliminary estimate of fair value of inventory and the core development technology assets.

3. Pro Forma Disclosure of the Effect of Stock-Based Compensation

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

	Three Months Ended
	September 30,

	2003	2002

Net loss, as reported	$(27,912)	$(70,019)
Stock-based employee compensation expense included in reported net loss	343	1,897
Total stock-based employee compensation expense determined under fair value based methods for all awards	(3,929)	(5,660)

	$(31,498)	$(73,782)

Pro forma net loss
Basic and diluted net loss per common share
As reported	$(0.26)	$(1.04)

Pro forma	$(0.29)	$(1.09)

4. Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2003	2003

Raw materials	$22,417	$2,228
Work-in-process	2,958	845
Finished goods	5,704	540

	$31,079	$3,613

     In the first quarter of fiscal 2004, the Company recorded no charge to cost of revenue for excess and obsolete inventory. In the first quarter of fiscal 2003, the Company recorded a charge to cost of revenue for excess and obsolete inventory of $3.7 million, which was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and $1.1 million due to excess inventory as a result of decreased demand for our products. Management did not believe it could sell or use this inventory in the future based on the then current forecasts of demand. Actual results may differ from such forecasts, which has been the experience in the past several quarters.

     The Company sold inventory previously written-off with original cost totaling $0.6 million and $0.9 million in the first quarter of fiscal 2004 and first quarter of fiscal 2003, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products (that included these components) in excess of the Company’s estimates.

     The total cost of inventory written-off since inception is approximately $47.1 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $10.2 million have been sold, items representing $1.6 million have been consumed in research and development activities, items representing $16.6 million have been discarded, and items representing $18.7 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company integrates its new acquisitions and transitions its manufacturing to third-party manufacturers in Asia.

5. Goodwill

     In accordance with the adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of July 1, 2002. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. The Company believes it operates as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal 2003. This loss was recognized as the cumulative effect of an accounting change.

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

     As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified to goodwill. The Company reclassified $0.3 million of net assembled workforce to goodwill as of July 1, 2002.

     The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) (in thousands):

Balance at July 1, 2002	$37,186
Workforce transferred to goodwill	314

Adjusted balance as July 1, 2002	37,500
Transitional impairment loss	(37,500)

Balance at June 30, 2003	—
Goodwill arising in acquistions	7,664

Balance at September 30, 2003	$7,664

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

     Changes in the Company’s product warranty accrual for the quarter ended September 30, 2003 and the year ended June 30, 2003 are as follows (in thousands):

Balance at June 30, 2003	$2,707
Acquired warranty obligations	5,939
Accrual for warranties issued during the period	968
Cost of warranty repair	(362)
Accrual related to pre-existing warranties (including changes in estimates)	(982)

Balance at September 30, 2003	$8,270

Balance at June 30, 2002	$3,842
Accrual for warranties issued during the period	733
Cost of warranty repair	(148)
Accrual related to pre-existing warranties (including changes in estimates)	(1,720)

Balance at June 30, 2003	$2,707

7. Financing Arrangements

     Short-Term Borrowing

     In June 2003, the Company renewed a revolving line of credit from a financial institution, which allows maximum borrowings up to $15.0 million. This line of credit requires the Company to comply with specified covenants. At September 30, 2003 and June 30, 2003 the Company had borrowings of $1.8 million and $3.1 million, respectively, against this line. The agreement terminates on December 31, 2003, at which time all outstanding principal and interest are due. The line bears interest at prime plus 1.50% and, at September 30, 2003 the effective interest rate was 5.50%. The Company has pledged all of its assets as collateral for this line.

     Long-term Obligations

     In connection with the acquisition of the optical components business of Alcatel, the Company assumed additional long-term obligations, which were comprised of accrued pensions and retirement obligations totaling $4.2 million and capital lease obligations totaling $6.7 million as of September 30, 2003. In connection with the acquisition of the optical components business of Corning, the Company assumed $1.4 million of accrued pensions and retirement obligations.

8. Restructuring Charge

     Fiscal 2004 Restructuring

     In the first quarter of fiscal 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company assumed restructuring liabilities totaling $72.2 million relating to future workforce reductions and the costs of exiting duplicate facilities, which was included in the purchase price of the optical components businesses of Alcatel and Corning.

     A summary of the accrued restructuring charges is as follows (in thousands):

	Restructuring		Restructuring
	Accrual on		Accrual at
	Acquisition	Cash	September 30,
	July 31, 2003	Payments	2003

Workforce Reduction	$64,686	$(17,045)	$47,641
Exit Costs	7,517	—	7,517

Total	$72,203	$(17,045)	$55,158

     Management continues to assess and formulate restructuring plans to exit certain additional activities and to terminate or relocate certain employees. These assessments are still in process and management expects to adopt further formal restructuring plans in fiscal 2004. Restructuring costs related to former Alcatel and Corning activities will be accrued by the Company as a liability in conjunction with recording the initial purchase of Alcatel and Corning in the first quarter of fiscal 2004, with no impact on results of operations. Restructuring costs related to former Avanex activities will be charged to operations.

Prior Years’ Restructuring

     In the first quarter of fiscal 2003, the Company announced a restructuring program to downsize its workforce, primarily in its manufacturing operations. In addition, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. The Company also consolidated its facilities in Fremont. During the second quarter of fiscal 2003, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning each of its excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. During the third quarter of fiscal 2003, the Company continued to restructure and downsize its workforce, primarily in its manufacturing operations. Additionally, the Company further consolidated its facilities in Fremont. In the fourth quarter of fiscal 2003, the Company continued to downsize its workforce, primarily in its manufacturing operations.

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

				Restructuring
	Restructuring	Adjustment		Accrual at
	Accrual at	September 30,	Cash	September 30,
	June 30, 2003	2003	Payments	2003

Workforce Reduction	$117	—	$(63)	$54
Capital leases	1,530	—	(256)	1,274
Abandonment of excess equipment	—	(133)	133	—
Abandonment of excess leased facilities	30,808	—	(900)	29,908

Total	$32,455	$(133)	$(1,086)	$31,236

     Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease term through 2010. Capital lease payments are due over the term of the leases through the third quarter of fiscal 2005.

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

     A summary of the Company’s restructuring accruals is as follows (in thousands):

	September 30,	June 30,
	2003	2003

Total restructuring accruals	$86,394	$32,455
Less current portion	61,866	6,400

Long-term portion	$24,528	$26,055

9. Net Loss per Common Share

     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	September 30,

	2003	2002

Loss before cumulative effect of an accounting change	$(27,912)	$(32,519)
Cumulative effect of an accounting change to adopt SFAS 142	—	(37,500)

Net loss	$(27,912)	$(70,019)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	107,835	69,509
Less: weighted-average number of shares subject to repurchase	(119)	(1,880)

Weighted-average number of shares used in computing basic and diluted net loss per common share	107,716	67,629

Loss per share before cumulative effect of an accounting change	$(0.26)	$(0.48)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	(0.56)

Basic and diluted net loss per common share	$(0.26)	$(1.04)

10. Related Party Transactions

     On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock. In connection with the acquisitions, the Company has accounts receivable from Alcatel of $11.5 million and from Corning of $3.0 million as of September 30, 2003.

     The Company sells products and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provide administrative and other transitional services to the Company. Sales of products to Alcatel and Corning were $4.7 million and $0.3 million, respectively, during the period August 1, 2003 through September 30, 2003. Purchases of raw materials and components from Alcatel and Corning were $0.3 million and $5.6 million, respectively, during the period August 2, 2003 through September 30, 2003. As of September 30, 2003, the Company had paid $0.8 million to Alcatel for administrative and other transitional services. Accounts receivable due from Alcatel were $13.8 million and from Corning were $5.7 million at September 30, 2003. Accounts payable to Alcatel were $0.7 million and to Corning were $1.2 million at September 30, 2003.

11. Disclosures about Segments of an Enterprise

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company operates in one business segment which focuses on the development and commercialization of fiber optic based products. We have adopted a matrix management organizational structure whereby we manage our worldwide activities on a functional basis. The Company has provided enterprise wide disclosures.

Revenue by Geographical Area:

	Three Months Ended
	September 30,

	2003	2002

United States	$8,396	$4,652
Japan	1,038	—
Italy	4,528	369
Rest of the World	4,150	194

	$18,112	$5,215

Long-lived assets by country:

	Three Months Ended

	September 30,	June 30,

	2003	2003

United States	$27,115	$12,664
Europe	38,303	—

	$65,418	$12,664

Revenue by Component:

	Three Months Ended
	September 30,

	2003	2002

Actives	$10,769	$1,482
Passives	7,343	3,733

	$18,112	$5,215

Revenue and Percent of Accounts Receivable from Customers over 10% of Total Revenue:

	% Net Revenue		% Accounts Receivable
	For Three Months Ended
	September 30,		September 30,	June 30,

	2003	2002	2003	2003

Customer A	26%	*	25%	*
Customer B	20%	19%	*	*
Customer C	11%	*	*	*
Customer D	*	17%	*	21%
Customer E	*	14%	*	18%
Customer F	*	*	*	17%

TOTAL	57%	50%	25%	56%

* less than 10%

12. Comprehensive Income and (Loss)

     Foreign currency translation adjustments for the quarter ended September 30, 2003 were gains of approximately $3.7 million resulting in a comprehensive net loss of $24.2 million. Prior to the quarter ended September 30, 2003, the Company did not have other comprehensive income and loss.

13. Litigation

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

     High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

     On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against the Company alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. This action was settled in October 2003 with the mutual consent of both parties under terms of a confidentiality agreement.

14. Subsequent Event

     On November 10, 2003, the Company entered into a securities purchase agreement pursuant to which the purchasers named therein purchased, in the aggregate, 6,815,555 shares of the Company’s common stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction will amount to approximately $29.5 million after payment of fees to financial and legal advisors and other costs. In addition, the purchasers were issued rights which are exercisable for up to an additional 1,363,116 shares of the Company’s common stock at a price of $4.63 per share.

15. Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The Company adopted the provisions of EITF 00-21 effective July 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 effective July 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective July 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. The Company adopted the provisions of SFAS 150 effective July 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

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

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report and our audited consolidated financial statements and notes for the year ended June 30, 2003, included in our Form 10-K filed with the SEC.

Acquisitions

     In May 2003, we entered into a Share Acquisition and Asset Purchase Agreement with Alcatel and Corning Incorporated. Pursuant to the purchase agreement, in July 2003, we acquired all of the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, and Alcatel assigned and licensed certain intellectual property rights to us. We also entered into a supply agreement with Alcatel whereby Alcatel agreed to purchase seventy percent (70%) of its requirements for certain qualified products from us for a period of three years, subject to certain requirements. In addition, we acquired certain assets of the optical components business of Corning, and Corning assigned and licensed certain intellectual property rights to us. As a result of these acquisitions we acquired approximately 1,117 employees and manufacturing operations located in Nozay, France; San Donato, Italy; Livingston, UK; and Erwin Park, New York. Pursuant to the purchase agreement, we issued shares of our common stock to Alcatel and to Corning representing 28% and 17%, respectively, of the outstanding shares of our common stock on a post-transaction basis. The transactions were accounted for under the purchase method of accounting.

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

     On August 28, 2003, we acquired certain assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California. Pursuant to the agreement, we acquired substantially all of the assets of Vitesse’s Optical Systems Division in exchange for 1.4 million shares of our common stock with a value of $6.7 million. The transaction was accounted for under the purchase method of accounting. This acquisition will enhance our presence in transponders and expand our product offerings in subsystem products.

Subsequent Event

     On November 10, 2003, we entered into a securities purchase agreement pursuant to which the purchasers named therein purchased, in the aggregate, 6,815,555 shares of the our common stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction will amount to approximately $29.5 million after payment of fees to financial and legal advisors and other costs. In addition, the purchasers were issued rights which are exercisable for up to an additional 1,363,116 shares our common stock at a price of $4.63 per share.

Overview

     We design, manufacture and market fiber optic-based products, which include a full range of solutions and technologies, including passive and active optics, optoelectronics integration and software and interface controls. We sell our products to communication service providers and optical system manufacturers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

     We, like many of our peers in the communications equipment industry, have been adversely affected by the general economic downturn, and particularly by the significant reduction in telecommunications equipment spending. Our operating results may fluctuate significantly from quarter to quarter due to several factors. Our expense levels are based in part on our management’s expectations of future revenues. Although management has taken and will continue to take measures to reduce expense levels, if revenue in a particular period is less than anticipated, operating results will be affected adversely.

     As a result of our acquisitions of the optical components businesses of Alcatel and Corning, we expect that our costs and operating expenses will significantly increase in fiscal 2004 as compared to the prior fiscal year. As a result, the combined operations of Avanex and the optical components businesses of Alcatel and Corning have substantially increased the rate at which Avanex will utilize its cash resources. We also anticipate that our revenue in fiscal 2004 will be significantly greater than our revenue in previous fiscal years due to these acquisitions.

     As a part of the acquisitions we assumed restructuring liabilities totaling $72.2 million relating to workforce reductions and the costs of exiting duplicate facilities. We continue to assess and formulate our restructuring plans to exit certain additional activities and to terminate or relocate certain employees. These assessments are still in process and we expect to adopt further formal restructuring plans in fiscal 2004. Restructuring costs related to former Alcatel and Corning activities will be accrued by us as a liability in conjunction with recording the initial purchase of Alcatel and Corning in the first quarter of fiscal 2004, with no impact on results of operations. Restructuring costs related to former Avanex activities will be charged to operations.

     In the first quarter of fiscal 2003, the Company announced a restructuring program to downsize its workforce, primarily in its manufacturing operations. In addition, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. The Company also consolidated its facilities in Fremont. During the second quarter of fiscal 2003, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning each of its excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. During the third quarter of fiscal 2003, the Company continued to restructure and downsize its workforce, primarily in its manufacturing operations. Additionally, the Company further consolidated its facilities in Fremont. In the fourth quarter of fiscal 2003, the Company continued to downsize its workforce, primarily in its manufacturing operations.

     Revenues. The market for intelligent photonic solutions is new and evolving and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products, and the practice of customers in the communications industry to sporadically place orders with short lead times, may cause our revenues, gross margins, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

     Our revenues in the first quarter of fiscal 2004 were principally derived from the sales of our product portfolio, which was significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning, including our multiplexing, transmission and amplification products, which together accounted for 86% of net revenue for the quarter. Our revenues for the first quarter of fiscal 2003 were principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which together accounted for 71% of net revenue.

     We have substantially diversified our customer base, although a significant proportion of our sales are concentrated with a limited number of customers. We anticipate that our operating results for any given period will continue to depend on a small number of customers.

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

     Amortization of Intangibles. A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Goodwill and intangible assets with indefinite lives are not amortized but rather are subject to an annual impairment test. Intangible assets with definite lives are amortized over their estimated useful lives.

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

     Merger Costs. Merger costs generally includes costs incurred in connection with transactions that were not completed.

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

     Revenue Recognition. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements and Emerging Issues Task Force Abstract 00-21, Revenue Arrangements with Multiple Deliverables”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required.

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

     In estimating obsolete and excess inventory, we currently use a six-month to twelve-month demand forecast depending upon visibility of demand from our customers. Prior to this quarter, we used a three-month demand, as visibility to our customer’s demand was limited. We also consider: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we may need to make additional write-offs of inventory in future periods.

     Impairment of Long-Lived Assets including Goodwill and Other Intangible Assets. We review long-lived assets other than goodwill and indefinite lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in our market value or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets other than goodwill and indefinite lived intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If circumstances arise that cause these estimates or their related assumptions to change in the future we may be required to record additional impairment charges for these assets.

     We follow Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment annually and between annual tests in certain circumstances

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe we operate as one reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

     The fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill.

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

     Purchase Accounting. We account for business combinations under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party and internal estimates and valuations. The values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

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

Results of Operations

     The results for the most recent quarter include two months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003 and one month of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Net Revenue

     Net revenue for the quarter ended September 30, 2003 was $18.1 million, compared to $5.2 million for the quarter ended September 30, 2002. In the quarter ended September 30, 2003, three customers each accounted for greater than 10% of net revenue and combined accounted for 57% of net revenue. This compares to three customers that each accounted for greater than 10% of net revenue in the quarter ended September 30, 2002 and combined accounted for 61% of net revenue. The increase in net revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was $12.0 million.

Cost of Revenue

     Cost of revenue for the quarter ended September 30, 2003 was $27.2 million, compared to $10.6 million for the quarter ended September 30, 2002, an increase of $16.6 million. No provision for excess and obsolete inventory was recorded in the quarter ended September 30, 2003, as compared to a provision of $3.7 million for the same quarter in the prior fiscal year. In the quarter ended September 30, 2003, we sold inventory previously written-off with an original cost totaling $0.6 million due to unforeseen demand for such inventory, compared to $0.9 million in the quarter ended September 30, 2002. Cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that include these components was similar to the selling price of products that did not include components that were written-off. The increase in cost of revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was $19.4 million.

     Our gross margin percentage improved to negative 50% for the quarter ended September 30, 2003 from a negative 104% for the quarter ended September 30, 2002. The improvement in gross margin percentage was primarily due to no increase in the provision required for excess and obsolete inventory partially offset by underutilized manufacturing capacity at all locations. Our gross margin percentage on net revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was negative 62%. Our gross margins are and will be primarily affected by changes in manufacturing volume, mix of products sold, and changes in market prices. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

     Research and development expenses increased to $8.5 million for the quarter ended September 30, 2003 from $5.8 million for the quarter ended September 30, 2002. The increase was primarily attributable to $5.5 million of costs associated with increased headcount and facilities related expenses due to the acquisitions of the optical components business of Alcatel, Corning and Vitesse. As a percentage of revenue, research and development expenses decreased to 47% in the quarter ended September 30, 2003 from 112% for the quarter ended September 30, 2002.

Sales and Marketing

     Sales and marketing expenses increased to $5.0 million for the quarter ended September 30, 2003 from $1.3 million for the quarter ended September 30, 2002. The increase in sales and marketing expenses resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was $1.8 million. Tradeshow, marketing, headcount and facilities related expenses due to the acquisitions and a settlement with a distributor also contributed to the increase in sales and marketing expenses. As a percentage of revenue, sales and marketing expenses increased to 28% in the quarter ended September 30, 2003 from 25% for the quarter ended September 30, 2002.

General and Administrative

     General and administrative expenses increased to $5.3 million for the quarter ended September 30, 2003 from $1.7 million for the quarter ended September 30, 2002. The increase in general and administrative expenses resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was $1.9 million. Costs associated with increased headcount and facilities related costs due to the acquisitions and payments related to settlement of claims, partially offset by government grants at some of our foreign locations also contributed to the increase in general and administrative expenses. As a percentage of revenue, general and administrative expenses decreased to 29% in the quarter ended September 30, 2003 from 33% for the quarter ended September 30, 2002.

Stock Compensation

     Stock compensation expense decreased to $0.3 million for the quarter ended September 30, 2003 from $1.9 million for the quarter ended September 30, 2002. From inception through September 30, 2003, we have expensed a total of $102.2 million of stock compensation, leaving an unamortized balance of $1.1 million on our September 30, 2003 unaudited condensed consolidated balance sheet. The decrease in stock compensation expense was primarily attributable to the decreased amortization of deferred stock compensation recognized for the intrinsic value of the unvested options assumed in acquisitions. Additionally, the decrease was due to the absence of amortized stock compensation relating to former executive officers that left the Company during the quarter ended December 31, 2002 prior to their options vesting.

Amortization of Intangibles

     Amortization of intangibles for the quarter ended September 30, 2003 increased to $0.7 million compared to $0.1 million for the quarter ended September 30, 2002 due to the amortization of the intangibles assumed due to the recent acquisitions. The intangible balance on our condensed consolidated balance sheet as of September 30, 2003 was $17.2 million.

Restructuring Charge

Fiscal 2004 Restructuring

     In the first quarter of fiscal 2004, we acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, we assumed restructuring liabilities totaling $72.2 million relating to future workforce reductions and the costs of exiting duplicate facilities, which was included in the purchase price of the optical components businesses of Alcatel and Corning.

     We continue to assess and formulate restructuring plans to exit certain additional activities and to terminate or relocate certain employees. These assessments are still in process and we expect to adopt further formal restructuring plans in fiscal 2004. Restructuring costs related to former Alcatel and Corning activities will be accrued by us as a liability in conjunction with recording the initial purchase of Alcatel and Corning in the first quarter of fiscal 2004, with no impact on results of operations. Restructuring costs related to former Avanex activities will be charged to operations.

Prior Years’ Restructuring

     In the first quarter of fiscal 2003, we announced a restructuring program to downsize our workforce, primarily in manufacturing. In addition, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. During the second quarter of fiscal 2003, we reassessed our initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. During the third quarter of fiscal 2003, we continued to restructure and downsize our workforce, primarily in manufacturing. Additionally, we further consolidated our facilities in Fremont. In the fourth quarter of fiscal 2003 we continued to downsize our workforce, primarily in manufacturing.

     Workforce Reduction

     We reduced our workforce by a total of 202 employees during the fiscal 2003, primarily in its manufacturing operations. We recorded a charge of $3.0 million for employee separations, which included termination benefits and related expenses.

     Abandonment of Excess Equipment

     We abandoned excess equipment and leasehold improvements and recorded a charge of $3.5 million during fiscal 2003. The equipment was abandoned because it was no longer required to support expected operating levels and, given the downturn in our industry, we concluded it could not be sold.

     Abandonment of Excess Leased Facilities

     The Company is attempting to sublease approximately 85,600 square feet at our Fremont, California facility, as well as the remaining portion of the facilities leased at our Richardson, Texas facility. In September 2002, we engaged real estate advisors to sublease the vacated space within these two buildings. Given the current real estate market conditions, we do not expect to be able to sublease these buildings before December 2004. We recorded charges of $11.8 million during fiscal 2003 related to these excess facilities.

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

Merger Costs

     On March 18, 2002, we entered into an Agreement and Plan of Reorganization with Oplink Communications pursuant to which we intended to acquire all of the outstanding capital stock of Oplink. The merger was subject to the approval of our stockholders and the stockholders of Oplink. While our stockholders approved the issuance of our common stock in connection with the merger, the stockholders of Oplink failed to approve the merger on August 15, 2002. We expensed $4.1 million in related merger costs in the first quarter of fiscal 2003.

Interest and Other Income (Expense), Net

     Interest and other income, net was $0.9 million for the quarter ended September 30, 2003 and $0.6 million for the comparable quarter ended September 30, 2002. The increase in interest and other income, net was primarily due to an increase in our cash and cash equivalents and investment balances due to the cash assumed in acquisitions.

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

     As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified to goodwill. We reclassified $0.3 million of net assembled workforce to goodwill as of July 1, 2002.

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

     In connection with the acquisitions of the optical components business of Alcatel and Corning on July 31, 2003, Corning and Alcatel contributed cash, cash equivalents and short-term investments of $128.6 million and we assumed liabilities of $129.7 million.

     As of September 30, 2003, we had cash and cash equivalents and short-term investments of $161.3 million and long-term investment holdings of $58.4 million.

     Net cash used in operating activities was $34.6 million in the quarter ended September 30, 2003, primarily reflecting a loss from operations, a decrease in accrued restructuring and warranty, an increase in other assets, offset by a decrease in accounts receivable and an increase in other accrued expenses and accounts payable and accrued compensation and related expenses. Our use of cash was offset by non-cash charges related to depreciation and amortization of intangibles. Net cash used in operating activities was $6.7 million for the comparable period of fiscal 2003, primarily reflecting a loss from operations, decrease in other accrued expenses and deferred revenue offset by a decrease in accounts receivable and an increase in accounts payable. Our use of cash was offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, stock compensation expense, restructuring charges, merger expenses and cumulative effect of an accounting change.

     Cash provided by investing activities was $60.4 million for the quarter ended September 30, 2003. Cash provided by investing activities was primarily the result of the cash acquired due to the acquisitions of the optical components businesses of Alcatel and Corning and maturities of investment securities offset by purchases of investment securities, other assets and property and equipment. Cash provided by investing activities was $4.9 million for the comparable period of fiscal 2003, principally due to maturities of investment securities, net of purchases of held-to-maturities securities, offset by costs incurred related to the proposed Oplink merger.

     Cash used in financing activities was $1.9 million for the quarter ended September 30, 2003, primarily due to payments on long-term debts and capital lease obligations and short-term borrowings partially offset by proceeds from issuance of common stock. Cash used in financing activities was $7.0 million for the comparable period of fiscal 2003, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings.

     Our principal source of liquidity as of September 30, 2003 consisted of $219.8 million in cash; cash equivalents, short-term and long-term investments. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $15.0 million, of which $1.8 million was drawn down at September 30, 2003. The line of credit requires us to comply with specified covenants. The Company was in compliance with all the covenants at September 30, 2003. The agreement terminates on December 31, 2003, at which time all outstanding principal and interest are due. The credit line bears interest at the prime rate plus 1.50%. At September 30, 2003 the effective interest rate was 5.50%. The Company has pledged all of its assets as collateral for this line. We believe that if we are unable to renew the line of credit, it will not have a significant impact on our liquidity.

     As of November 1, 2003 our cash, cash equivalents short-term and long-term investments were approximately $197.7 million. We estimate that our combined operations initially will generate negative operating cash flow at a rate of at least $25 million per quarter. Additionally, we estimate that we will use in excess of $60 million of our cash resources over the first three quarters of fiscal 2004 to pay costs related to the acquisitions and to complete restructuring actions intended to reduce the cost and improve the efficiency of our post-acquisition business operations. We believe, but can give no assurance, that our negative operating cash flow can be reduced significantly after three quarters of combined operations through a combination of restructuring, other cost reduction measures and moderate revenue growth.

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

     Our contractual obligations and commitments have been summarized in the tables below (in thousands):

	Contractual Obligations
	Due by Period

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Long-term debt	$1,010	$1,010	$—	$—	$—
Capital lease obligations	14,238	6,511	5,467	2,060	200
Operating leases	55,849	8,312	17,163	15,577	14,797
Unconditional purchase obligations	14,512	14,512	—	—	—

Total contractual cash obligations	$85,609	$30,345	$22,630	$17,637	$14,997

	Other Commercial Commitments
	Commitment Expiration Per Period

	Total
	Amounts	Less than			After 5
	Committed	1 year	1-3 years	4-5 years	years

Line of credit	$1,848	$1,848	$—	$—	$—
Standby letters of credit	3,965	3,965	—	—	—

Total commercial commitments	$5,813	$5,813	$—	$—	$—

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of September 30, 2003, we had approximately $14.5 million of purchase obligations, of which $0.3 million is included on our balance sheet in accounts payable and $2.9 million is included in other accrued expenses.

     Under operating leases we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities. We have included in the balance sheet $5.5 million and $24.4 million in current and long-term restructuring accruals for the abandoned facilities as of September 30, 2003.

Recently Issued Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. We adopted the provisions of EITF 00-21 effective July 1, 2003 and such adoption did not have a material impact on our consolidated financial statements. In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30,2003. We adopted the provisions of SFAS 149 effective July 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. We adopted the provisions of SFAS 150 effective July 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

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

     We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of September 30, 2003, we had an accumulated deficit of $415 million. Also, for the quarter ended September 30, 2003, we had negative operating cash flow, and we may continue to incur negative operating cash flow in future periods.

     Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings and equipment lease financings. Although we implemented cost reduction programs in fiscal 2003, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003. The costs and operating expenses of the combined company will be significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel and Corning will substantially increase the rate at which Avanex will utilize its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

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

     We completed the acquisitions of the optical components businesses of Alcatel and Corning in July 2003. These acquisitions are the largest acquisitions we have completed, and the complex process of integrating these businesses has required, and will continue to require, significant resources. Integrating the businesses acquired from Alcatel and Corning has been and will continue to be time consuming, expensive and disruptive to our business. This integration process has resulted in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of the acquired businesses could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	expected synergistic benefits from the acquisitions, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

•	potentially incompatible cultural differences between the businesses;

•	incorporating technology and products acquired from Alcatel and Corning into our current and future product lines;

•	generating market demand for an expanded product line;

•	integrating products acquired from Alcatel and Corning with our business;

•	geographic dispersion of operations;

•	integrating Alcatel’s and Corning’s technical teams with our engineering organization;

•	some of Alcatel’s and Corning’s suppliers, distributors, customers and licensors are our competitors or work with our competitors, and as a result may terminate their business relationships with us; and

•	our inability to retain previous customers or employees of Alcatel and Corning.

     As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we acquired approximately 1,117 employees from Alcatel and Corning, primarily located in New York, the United Kingdom, France and Italy. Prior to these acquisitions, most of our employees had been based at or near our headquarters in Fremont, California. As a result, we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

     Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, including, without limitation, the following:

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

     To date we have depended upon a small number of customers for a substantial portion of our revenue. Three customers accounted for an aggregate of 57% of our net revenue in the quarter ended September 30, 2003. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. For example, MCI (formerly WorldCom) accounted for approximately 16% of our net revenue for the year ended June 30, 2002 and was not a customer in the year ended June 30, 2003 and the quarter ended September 30, 2003. MCI has experienced significant business and financial difficulties. While we do not expect MCI to be a significant customer in future periods and do not expect the business and financial difficulties of MCI to have a significant impact on our business or financial condition, the business and financial difficulties of MCI or other customers could result in the loss of future revenues for our products. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

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

     Competition in the optical components industry has contributed to substantial price-driven competition. As a result, sales prices for specific products have tended to decrease over time at varying rates, in some instances significantly. Price pressure is exacerbated by the rapid emergence of new technologies and the evolution of technical standards, which can greatly diminish the value of products relying on older technologies and standards. In addition, overcapacity and the current economic and industry downturn in the telecommunications industry have increased pricing pressures in fiscal 2003 and the first quarter of fiscal 2004. Pricing pressures are expected to continue for the foreseeable future, which may adversely affect our operating results.

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

     We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2003, and June 30, 2002 were primarily the result of our inability to anticipate the sudden decrease in demand for our products. Cumulatively, we have recorded

$47.1 million of inventory write-offs since our inception. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

     All of the sites acquired as a result of the acquisitions of the optical components businesses of Alcatel and Corning are currently certified to ISO 9001.

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

     We have limited experience in working with outsourced manufacturers, and do not have contracts in place with many of these manufacturers. As a result, we may not be able to effectively manage our relationships with these manufacturers. If we cannot effectively manage our manufacturing relationships, or if these manufacturers fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which may have an adverse effect on our business and results of operations. Increased reliance on outsourced manufacturing, and the ultimate disposition of our manufacturing capacity in the future, may result in impairment charges relating to our long-lived assets in future periods, which would have an adverse impact on our business, financial condition and results of operations.

If we do not improve our gross margin our financial condition and results of operations will be adversely impacted.

     Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the fiscal quarter ended September 30, 2003, our gross margin percentage was negative 50%. Because the majority of our manufacturing costs are relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales negatively impacts our gross margin. In addition, over our limited operating history, the average selling prices of our products have decreased, and we expect this trend to continue. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could adversely impact our business, financial condition and results of operations. If we are unable to generate positive gross margins in the future, our cash flows from operations will be negatively impacted and we would be unable to achieve profitability.

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

     Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, four of our executive officers left Avanex in the second quarter of fiscal 2003. We do not have #gkey person#h life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

While we have expanded our international operations as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we face risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

     As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. This expansion has required and will continue to require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally. In addition, international operations are subject to inherent risks, including, without limitation, the following:

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

     For example, as a result of our acquisitions of Holographix and LambdaFlex, we recorded in the first quarter of fiscal 2003 a transitional goodwill impairment charge for all of our goodwill of $37.5 million, in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.” Further, as a result of our disposal of certain property, equipment and intellectual property rights, we recorded in the second quarter of fiscal 2003 a reduction in long-lived assets of $1.5 million, in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

     In addition, Alcatel and Corning own shares of Avanex common stock representing 28% and 17%, respectively, of the outstanding shares of Avanex common stock. Pursuant to the stockholders#f agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders#f agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments to hedge such risks.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The objectives of our investment activities are preservation and safety of principal; maintenance of adequate liquidity to meet cash flow requirements; attainment of a competitive market rate of return on investments; minimization of risk on all investments; and avoidance of inappropriate concentrations of investments.

     We place our investments with high quality credit issuers in short-term and long-term securities with maturities ranging from overnight to 36 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not have any derivative financial instruments. Accordingly, we do not believe that our investment have significant exposure to interest rate risk.

     We have one equipment loan with a fixed rate of interest of 9.406% with remaining principal and interest payments of $0.8 million from September 30, 2003.

     The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by the Company (in thousands):

As of September 30, 2003:

	Periods Ending
	September 30,		Total	Fair
			Amortized	Market
	2004	2005	Cost	Value

Held-to-maturity securities	$123,120	$58,434	$181,554	$181,588
Average interest rate	3.0%	2.4%

As of June 30, 2003:

	Years Ending
	June 30,		Total	Fair
			Amortized	Market
	2004	2005	Cost	Value

Held-to-maturity securities	$76,952	$47,063	$124,015	$124,340
Average interest rate	2.2%	2.2%

Exchange Rate Risk

     We have operations in the United States, France, Italy and the United Kingdom. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

     We attempt to minimize our currency exposure risk through working capital management and by maintaining a euro-denominated, highly liquid investment account to fund operations in France and Italy. At September 30, 2003, the balance in our euro-denominated investment account was $70.5 million. We do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

     Our management evaluated, with the participation of our Chief Executive Officer, our Chief Financial Officer and our Chief Governance Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer, our Chief Financial Officer and our Chief Governance Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting.

     There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

     High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

     On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. This action was settled in October 2003 with the mutual consent of both parties under terms of a confidentiality agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our IPO on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million for the Company. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Of the net proceeds, as of September 30, 2003, we have used approximately $130.0 million for general corporate purposes, including working capital and capital expenditures. Additionally, the Company received cash contributed from acquisitions of $128.6 million. See Note 2 to “Notes to Condensed Consolidated Financial Statements”. Additionally, approximately $29.1 million of the proceeds were used to repay short-term borrowings, long-term debt and capital lease obligations.

     On July 31, 2003, we issued 35,369,834 shares of our common stock in connection with the acquisition of all the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel and 21,474,542 shares of our common stock in connection with the acquisition of certain assets of the optical components business of Corning. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On August 28, 2003, we issued 1,371,430 shares of our common stock in connection with the acquisition of certain assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     On November 10, 2003, we entered into a securities purchase agreement pursuant to which the purchasers named therein purchased, in the aggregate, 6,815,555 shares of the our common stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction will amount to approximately $29.5 million after payment of fees to our financial and legal advisors and other costs. In addition, the purchasers were issued rights which are exercisable for up to an additional 1,363,116 shares our common stock at a price of $4.63 per share. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of the Stockholders on July 25, 2003 (the “Special Meeting”). Both matters voted on were approved. The results were as follows:

PROPOSAL I

     The proposal to approve the issuance of Avanex common stock in connection with the acquisition of all of the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel that operates the optical components division of Alcatel, pursuant to the Share Acquisition and Asset Purchase Agreement, dated as of May 12, 2003, between Avanex Corporation, Alcatel and Corning Incorporated was approved.

For	Against	Abstained

41,440,829	226,940	101,842

PROPOSAL II

     The proposal to approve the issuance of Avanex common stock in connection with the purchase of certain assets of the photonic technologies business of Corning Incorporated pursuant to the purchase agreement was approved.

For	Against	Abstained

41,471,526	213,991	84,093

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

10.1	Stockholders’ Agreement between Avanex Corporation, Alcatel and Corning Incorporation dated as of July 31, 2003.

10.2	Intellectual Property Rights Agreement between Corning Incorporated and Avanex Corporation Relating to Photonics dated as of July 31, 2003.*

10.3	Agreement of Sublease between Corning Property Management Corporation and Avanex Corporation dated as of July 31, 2003.*

10.4	Consent and Assignment and Assumption of Lease Agreement between Pirelli S.p.A, Corning Incorporated, Corning O.T.I. S.r.L., and Avanex Corporation dated as of July 31, 2003.

10.5	Lease Agreement between Pirelli S.p.A, and Avanex Corporation as successor in interest to Corning O.T.I. S.r.L. effective as of January 1, 2003.

10.6	Intellectual Property License Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003.

10.7	Supply Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003.*

10.8	Frame Purchase Agreement for Opto Electronic Components between Avanex Corporation and Alcatel dated as of July 31, 2003.*

10.9	Commercial Lease between Société Immobiliére Villarceaux-Nozay and Avanex France dated as of August 1, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

(b) Reports on Form 8-K:

     (i)  On September 26, 2003, the Registrant filed a current report on Form 8-K regarding the acquisition of all of the outstanding equity of Alcatel Optronics France SA and its purchase of certain assets of the photonic technologies business of Corning Incorporated. The following financial statements were filed as exhibits to this current report:

99.1	Unaudited Pro Forma Condensed Combined Financial Information of Avanex Corporation, the Optronics Division of Alcatel and the Optical Components Business of Corning as of June 30, 2003 and for the year then ended.

99.2	Optronics Division Audited Combined Financial Statements as of December 31, 2002, 2001 and 2000 and for each of the years then ended.

99.3	Optronics Division Unaudited Interim Combined Financial Statements as of June 30, 2003 and December 31, 2002 and for the six month periods ended June 30, 2003 and 2002.

99.4	Optical Components Business of Corning Unaudited Interim Financial Statements as of June 30, 2003 and for the six month periods ended June 30, 2003 and 2002 and Audited Financial Statements as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002.

(ii) On August 15, 2003, the Registrant filed a current report on Form 8-K reporting the completion of the acquisition Alcatel Optronics France and its purchase of certain assets of the photonic technologies business of Corning Incorporated.

(iii) On August 8, 2003, the Registrant filed a current report on Form 8-K furnishing the transcript of its conference call relating to its results for the fourth quarter and fiscal year ended June 30, 2003.

(iv) On August 5, 2003, the Registrant filed a current report on Form 8-K furnishing its press release regarding its financial results for the fourth quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ Bruce Pollock

Bruce Pollock

Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 14, 2003

EXHIBIT INDEX

10.1	Stockholders’ Agreement between Avanex Corporation, Alcatel and Corning Incorporation dated as of July 31, 2003.

10.2	Intellectual Property Rights Agreement between Corning Incorporated and Avanex Corporation Relating to Photonics dated as of July 31, 2003.*

10.3	Agreement of Sublease between Corning Property Management Corporation and Avanex Corporation dated as of July 31, 2003.*

10.4	Consent and Assignment and Assumption of Lease Agreement between Pirelli S.p.A, Corning Incorporated, Corning O.T.I. S.r.L., and Avanex Corporation dated as of July 31, 2003.

10.5	Lease Agreement between Pirelli S.p.A, and Avanex Corporation as successor in interest to Corning O.T.I. S.r.L. effective as of January 1, 2003.

10.6	Intellectual Property License Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003.

10.7	Supply Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003.*

10.8	Frame Purchase Agreement for Opto Electronic Components between Avanex Corporation and Alcatel dated as of July 31, 2003.*

10.9	Commercial Lease between Société Immobiliére Villarceaux-Nozay and Avanex France dated as of August 1, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.