Form 10-Q/A
period 2003-09-30
AVANEX CORP
filed 2004-01-16
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

     The sole purpose of this Amendment No. 1 is to refile Exhibits 10.2, 10.3, 10.7 and 10.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the “Form 10-Q”). These Exhibits are being refiled in connection with our application to the Commission to permit specific portions of the Exhibits to remain confidential in accordance with the Commission’s rules. No other changes have been made to the Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION

(Registrant)

By: /s/ LINDA REDDICK

Linda Reddick

Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: January 16, 2004

3

INDEX TO EXHIBITS

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

4