Form 10-Q
period 2003-12-31
AVANEX CORP
filed 2004-02-17
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

YES [X] NO [  ]

     There were 135,220,459 shares of the Company’s Common Stock, par value $.001 per share, outstanding on February 6, 2004.

AVANEX CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	December 31,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,708	$10,639
Short-term investments (restricted investments of $20.0 million and $15.0 million, respectively)	127,764	76,952
Accounts receivable, net	17,867	2,614
Inventories	35,733	3,613
Other current assets	22,290	1,070

Total current assets	227,362	94,888
Long-term investments	48,459	47,063
Property and equipment, net	32,049	5,455
Intangibles, net	18,530	—
Goodwill	13,054	—
Other assets	6,756	7,209

Total assets	$346,210	$154,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,594	$3,141
Accounts payable	25,393	5,647
Accrued compensation and related expenses	11,201	2,279
Other accrued expenses	24,799	5,816
Warranty	7,591	2,707
Current portion of long-term obligations	5,495	4,190
Current portion of restructuring costs	54,499	6,400

Total current liabilities	130,572	30,180
Restructuring costs	23,380	26,055
Long-term obligations	12,430	2,118

Total liabilities	166,382	58,353

Commitments and contingencies
Stockholders’ equity:
Common stock	135	69
Additional paid-in capital	622,718	484,028
Deferred compensation	(869)	(828)
Cumulative translation adjustment	6,267	—
Accumulated deficit	(448,423)	(387,007)

Total stockholders’ equity	179,828	96,262

Total liabilities and stockholders’ equity	$346,210	$154,615

See accompanying notes.

AVANEX CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenue	$27,038	$5,337	$45,150	$10,552
Cost of revenue	36,183	6,705	63,378	17,307
Stock compensation expense (benefit)	15	(237)	31	(220)

Gross profit (loss)	(9,160)	(1,131)	(18,259)	(6,535)
Operating expenses:
Research and development	13,095	4,253	21,615	10,073
Sales and marketing	4,592	1,500	9,625	2,814
General and administrative	6,249	3,035	11,546	4,751
Stock compensation expense (1)	244	6	571	1,914
Amortization of intangibles	1,309	80	2,035	200
Reduction in long-lived assets	—	1,548	—	1,548
Restructuring charges (recovery)	(377)	4,987	(532)	17,732
Merger costs	—	—	—	4,126

Total operating expenses	25,112	15,409	44,860	43,158

Loss from operations	(34,272)	(16,540)	(63,119)	(49,693)
Interest and other income	1,086	1,311	2,331	2,449
Interest and other expense	(318)	(655)	(628)	(1,159)

Loss before cumulative effect of an accounting change	(33,504)	(15,884)	(61,416)	(48,403)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(37,500)

Net loss	$(33,504)	$(15,884)	$(61,416)	$(85,903)

Loss per share before cumulative effect of an accounting change	$(0.25)	$(0.23)	$(0.51)	$(0.71)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	—	(0.56)

Basic and diluted net loss per common share	$(0.25)	$(0.23)	$(0.51)	$(1.27)

Weighted-average number of shares used in computing basic and diluted net loss per common share	131,879	68,137	119,797	67,883

(1) Allocation of stock compensation expense:
Research and development	$84	$936	$203	$1,971
Sales and marketing	127	(128)	261	(227)
General and administrative	33	(802)	107	170

	$244	$6	$571	$1,914

See accompanying notes.

AVANEX CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(61,416)	$(85,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,413	5,147
Amortization of intangibles	2,035	200
Stock compensation expense	602	1,694
Provision for excess inventory	279	3,852
Provision for warranties	1,403	(400)
Provision for doubtful accounts	908	—
Non-cash portion of restructuring charges	—	3,103
Charge for merger costs	—	4,126
Reduction in long-lived assets	—	1,548
Cumulative effect of an accounting change	—	37,500
Changes in operating assets and liabilities:
Accounts receivable	(8,111)	1,162
Inventories	(4,853)	(1,146)
Other current assets	(4,769)	509
Other assets	9,113	(39)
Accounts payable	4,467	946
Accrued compensation and related expenses	1,673	(337)
Restructuring costs	(37,629)	10,643
Warranty	(3,162)	(130)
Other accrued expenses	7,889	(2,192)

Net cash used in operating activities	(83,158)	(19,717)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(145,627)	(45,676)
Maturities of held-to-maturity securities	97,325	51,792
Acquisitions, net of cash acquired	128,636	—
Purchases of property and equipment	(1,054)	(243)
Other assets	(9,567)	(1,073)

Net cash provided by investing activities	69,713	4,800

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(2,658)	(2,203)
Proceeds from short-term borrowings	44,979	1,620
Payments on short-term borrowings	(46,526)	(6,035)
Proceeds from issuance of common stock, net of repurchases	30,251	304
Repurchase of common stock	—	(264)
Proceeds from payments of stockholders’ notes receivable	—	1,107

Net cash provided by (used in) financing activities	26,046	(5,471)

Effect of exchange rate changes on cash	468	—
Net increase (decrease) in cash and cash equivalents	13,069	(20,388)
Cash and cash equivalents at beginning of period	10,639	29,739

Cash and cash equivalents at end of period	$23,708	$9,351

See accompanying notes.

AVANEX CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of December 31, 2003, and for the three and six months ended December 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2003, the consolidated operating results for the three and six months ended December 31, 2003 and 2002, and the consolidated cash flows for the six months ended December 31, 2003 and 2002. Certain reclassifications have been made to a prior period’s presentation to conform to the current period’s presentation. The reclassifications have no effect on the statements of operations as previously reported. The consolidated results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2004.

     The condensed consolidated balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended June 30, 2003 contained in its annual report on Form 10-K filed with the Commission on September 26, 2003.

     Fiscal Year and Fiscal Quarter

     The Company’s fiscal year ends on June 30, with fiscal quarters ending on the last calendar day of the quarter. Prior to April 1, 2003, the Company’s fiscal quarters ended on the Friday closest to the end of the period, resulting in thirteen-week periods.

     Foreign Currency Translation

     An additional accounting policy has been adopted as a result of the acquisitions of the optical components business of Alcatel and Corning:

     Functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the period. Any translation adjustments resulting from this process are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the determination of net loss.

2.     Acquisitions

     On July 31, 2003, the Company acquired Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel to augment its optical technologies and intelligent photonic solutions product line with dense wave division multiplexing (DWDM) lasers, photodetectors, optical amplifiers, high–speed interface modules and key passive devices such as arrayed waveguide multiplexers and Fiber Bragg Grating (FBG) filters. Alcatel also assigned and licensed certain intellectual property rights to the Company. In addition, the Company acquired certain assets of the optical components business of Corning to augment its optical technologies and intelligent photonic solutions product line with optical amplifiers and lithium-niobate modulators. Corning also assigned and licensed certain intellectual property rights to the Company. In consideration for the above, the Company issued shares of its common stock to Alcatel and to Corning, representing 28% (35.4 million shares) and 17% (21.5 million shares), respectively, of the outstanding shares of the Company’s common stock on a post – transaction basis. The transactions were accounted for under the purchase method of accounting.

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

     The purchase price for these acquisitions is as follows (in thousands):

	Alcatel	Corning Asset	Vitesse Asset
	Optronics	Purchase	Purchase

Value of securities issued	$63,064	$38,289	$6,509
Transaction costs and expenses	6,533	3,682	267

Total purchase price	$69,597	$41,971	$6,776

     Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction. The purchase price allocation, which has been revised, and may continue to be revised, based upon receipt of final valuations and revision to the estimate of accrued restructuring costs assumed on acquisition is as follows (in thousands):

	Alcatel	Corning Asset	Vitesse Asset
	Optronics	Purchase	Purchase

Cash, cash equivalents and short-term investments	$108,613	$20,023	$—
Long-term investments	2,085	—	—
Accounts receivable	8,050	—	—
Inventories	14,169	11,646	1,731
Other current assets	10,320	500	—
Due from related party	12,578	4,237	—
Property and equipment	16,662	11,196	1,612
Accounts payable	(15,564)	—	—
Accrued expenses	(21,520)	(2,572)	—
Restructuring	(77,030)	(4,983)	—
Warranty	(1,406)	(5,237)	—
Supply agreement	—	(7,095)	—
Other long-term obligations	(3,185)	—	—

Net tangible assets	53,772	27,715	3,343
Intangible assets acquired— core and developed technology	12,150	5,990	2,320
Goodwill	3,675	8,266	1,113

Total purchase price	$69,597	$41,971	$6,776

     The Company acquired developed technology from Alcatel, which is comprised of products that are technologically feasible, primarily including DWDM lasers, photodetectors, optical amplifiers, high-speed interface modules and passive optical devices. Core technology and patents represent a combination of Alcatel’s Optronics division processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years. During the second quarter of fiscal 2004, the Company announced the closing of its Livingston, Scotland facility and reassessed the related exit costs and workforce reductions, resulting in an additional restructuring charge of approximately $9.8 million (see Note 8) with an offset of approximately $6.1 million to certain long-lived assets and intangible assets acquired to their appraised values at the acquisition date. The remainder of approximately $3.7 million was recorded as an increase in goodwill.

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

     The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Alcatel, Corning and Vitesse acquisitions had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues	$27,038	$27,267	$55,066	$55,707
Net loss before cumulative effect of an accounting change	$(33,504)	$(333,605)	$(72,934)	$(465,410)
Net loss	$(33,504)	$(333,605)	$(72,934)	$(502,910)
Weighted-average shares outstanding—basic and diluted	131,879	$126,353	129,814	$126,099
Loss per share before cumulative effect of an accounting change	$(0.25)	$(2.64)	$(0.56)	$(3.69)
Basic and diluted loss per share	$(0.25)	$(2.64)	$(0.56)	$(3.99)

     The pro forma consolidated results of operations include adjustments to record the difference between the depreciation on the preliminary estimate of fair value of property and equipment and the historical amounts, to eliminate pre-acquisition amortization of intangibles and/or impairment charge and to reflect amortization of the preliminary estimate of fair value of inventory and the core development technology assets.

3.     Pro Forma Disclosure of the Effect of Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	$(33,504)	$(15,884)	$(61,416)	$(85,903)
Stock-based employee compensation expense included in reported net loss	259	(231)	602	1,694
Total stock-based employee compensation expense determined under fair value based methods for all awards	(4,652)	(1,290)	(8,581)	(6,978)

Pro forma net loss	$(37,897)	$(17,405)	$(69,395)	$(91,187)

Basic and diluted net loss per common share:
As reported	$(0.25)	$(0.23)	$(0.51)	$(1.27)

Pro forma	$(0.29)	$(0.26)	$(0.58)	$(1.34)

4.	Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2003	2003

Raw materials	$27,765	$2,228
Work-in-process	3,945	845
Finished goods	4,023	540

	$35,733	$3,613

     In the first six months of fiscal 2004 and 2003, the Company recorded charges to cost of revenue for excess and obsolete inventory of $0.3 million and $3.9 million, respectively. In the first six months of fiscal 2004, the provision was due to decreased demand for certain products. In the first six months of fiscal 2003, the provision was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification, and $1.3 million was due to excess inventory as a result of decreased demand for the Company’s products. Management did not believe it could sell or use this inventory in the future based on the then current forecasts of demand. Actual results may differ from such forecasts, which has been the experience in the past several quarters.

     The Company sold inventory previously written-off with original cost totaling $1.9 million in the first six months of both fiscal 2004 and 2003 due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products (that included these components) in excess of the Company’s estimates.

     The total cost of inventory written-off since inception is approximately $47.6 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $10.5 million have been sold, items representing $2.8 million have been consumed in research and development activities, items representing $16.6 million have been discarded, and items representing $17.7 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company integrates its new acquisitions and transitions its manufacturing to third-party manufacturers in Asia.

5.	Goodwill and Other Intangible Assets

     In accordance with the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of July 1, 2002. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. The Company believes it operates as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal 2003. This loss was recognized as the cumulative effect of an accounting change.

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

     The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) (in thousands):

Balance at July 1, 2002	$37,186
Workforce transferred to goodwill	314

Adjusted balance as July 1, 2002	37,500

Transitional impairment loss	(37,500)
Balance at June 30, 2003	—
Goodwill arising in acquistions	13,054

Balance at December 31, 2003	$13,054

     The following table reflects other intangible assets subject to amortization as of December 31, 2003 (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$17,971	$1,701	$16,270
Supply agreement	1,624	226	1,398
Other	970	108	862

Totals	$20,565	$2,035	$18,530

     The estimated future amortization expense as of December 31, 2003 is as follows (in thousands):

Fiscal Year	Amount

2004 (remaining six months)	$2,766
2005	5,532
2006	5,532
2007	4,317
2008	383

Totals	$18,530

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

     Changes in the Company’s product warranty accrual for the six months ended December 31, 2003 and the year ended June 30, 2003 are as follows (in thousands):

Balance at June 30, 2002	$3,842
Provision for warranties during the period	733
Cost of warranty repair	(148)
Change in liability for pre-existing warranties including expirations and changes in estimates	(1,720)

Balance at June 30, 2003	$2,707

Balance at June 30, 2003	$2,707
Acquired warranty obligations	6,643
Provision for warranties during the period	1,403
Cost of warranty repair	(1,784)
Change in liability for pre-existing warranties including expirations and changes in estimates	(1,378)

Balance at December 31, 2003	$7,591

7.	Financing Arrangements

     Securities Purchase Agreement

     In November 2003, the Company entered into a securities purchase agreement pursuant to which the investors purchased, in the aggregate, 6,815,555 shares of Common Stock of the Company at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other costs.

     In connection with the issuance of the shares of Common Stock, the investors were issued rights which are exercisable for up to an additional 1,363,116 shares of the Company’s Common Stock at $4.63 per share, representing approximately $6.3 million in proceeds if the rights are exercised in full for cash. These additional investment rights are scheduled to expire on March 16, 2004.

     Short-Term Borrowing

     The Company renewed a revolving line of credit from a financial institution, effective December 31, 2003, which allows maximum borrowings up to $20.0 million and terminates on December 31, 2004. This line of credit requires the Company to comply with specified covenants. At December 31, 2003 and June 30, 2003 the Company had borrowings of $1.6 million and $3.1 million, respectively, against this line. Additionally, the line of credit secures three letters of credit totaling approximately $4.0 million in the aggregate relating to certain facility leases which expire in March through September of 2004. The renewed line bears interest at prime plus 1.25% and, at December 31, 2003 the effective interest rate was 5.25%. The Company has pledged all of its assets as collateral for this line; more specifically, the line of credit is collateralized by $20.0 million in short-term investments at December 31, 2003.

     Long-term Obligations

     In connection with the acquisition of the optical components business of Alcatel, the Company assumed additional long-term obligations, which were comprised of accrued pensions and retirement obligations totaling $3.6 million and capital lease obligations totaling $6.9 million as of December 31, 2003 at interest rates ranging from 3.1% to 7.7% with varying maturity dates through fiscal 2009. In connection with the acquisition of the optical components business of Corning, the Company assumed $1.6 million of accrued pensions and retirement obligations. The remaining portion of long-term obligations of $0.3 million relates to other capital lease obligations existing prior to the acquisitions, with interest rates ranging from 8.5% to 14.4% with varying maturity dates through May 2005.

8.	Restructuring Charge

     A summary of the Company’s restructuring accruals is as follows (in thousands):

	December 31,	June 30,
	2003	2003

Total restructuring accruals	$77,879	$32,455
Less current portion	54,499	6,400

Long-term portion	$23,380	$26,055

     Fiscal 2004 Restructuring

     In the first quarter of fiscal 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company assumed restructuring liabilities totaling $72.2 million relating to future workforce reductions and the costs of exiting duplicate facilities, which were included in the purchase price of the optical components businesses of Alcatel and Corning. During the second quarter of fiscal 2004, the Company announced the closing of its Livingston, Scotland facility and reassessed the related exit costs and workforce reductions, resulting in an additional restructuring charge of approximately $9.8 million (see Note 2).

     A summary of the accrued restructuring charges relating to these acquisitions is as follows (in thousands):

				Restructuring
	Restructuring			Accrual at
	Charges from	Adjustment/	Cash	December 31,
	Acquisitions	Recovery	Payments	2003

Workforce Reduction	$68,106	$(22)	$(33,851)	$34,233
Abandonment of excess equipment	7,517	—	—	7,517
Abandonment of excess facilities	6,390	—	—	6,390

Total	$82,013	$(22)	$(33,851)	$48,140

     Prior Years’ Restructuring

     During fiscal 2001, the Company announced a restructuring program to realign resources in response to the changes in its industry and customer demand. As a result of the restructuring program, the Company recorded a restructuring charge of $22.6 million in the fourth quarter of fiscal 2001. During the third quarter of fiscal 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning excess leased facilities in Newark, California and Richardson, Texas. As a result, the Company recorded an additional charge of $17.2 million relating to these facilities in the third quarter of fiscal 2002.

     In the first quarter of fiscal 2003, the Company announced a restructuring program to downsize its workforce, primarily in its manufacturing operations. In addition, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. The Company also consolidated its facilities in Fremont. During the second quarter of fiscal 2003, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning each of its excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. During the third quarter of fiscal 2003, the Company continued to restructure and downsize its workforce, primarily in its manufacturing operations and further consolidated its facilities in Fremont.

     During the second quarter of fiscal 2004, the Company reassessed its estimate of probable costs associated with abandoning each of its excess leased facilities. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at the rental rates previously estimated. However, in January 2004, the Company restructured its leased facilities in Newark, California and reduced the related lease obligation (see Note 14). The reduction in the lease obligation offset the reduction in estimated sublease income and there was no impact on the restructuring reserve or operating results for the second quarter of fiscal 2004.

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

     The following table summarizes changes in the restructuring accrual for the six months ended December 31, 2003, excluding accruals related to the acquisitions noted above (in thousands):

	Restructuring			Restructuring
	Accrual at			Accrual at
	June 30,	Adjustment /	Cash	December 31,
	2003	Recovery	Payments	2003

Workforce Reduction	$117	—	$(89)	$28
Abandonment of excess equipment	—	(510)	510	—
Abandonment of excess leased facilities	30,808	—	(2,129)	28,679
Capital leases	1,530	—	(498)	1,032

Total	$32,455	$(510)	$(2,206)	$29,739

     Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease term through 2010. Capital lease payments are due over the term of the leases through the third quarter of fiscal 2005.

9.	Net Loss per Common Share

     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Loss before cumulative effect of an accounting change	$(33,504)	$(15,884)	$(61,416)	$(48,403)
Cumulative effect of an accounting change to adopt SFAS No. 142	—	—	—	(37,500)

Net loss	$(33,504)	$(15,884)	$(61,416)	$(85,903)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	131,901	69,289	119,868	69,399
Less: weighted-average number of shares subject to repurchase	(22)	(1,152)	(71)	(1,516)

Weighted-average number of shares used in computing basic and diluted net loss per common share	131,879	68,137	119,797	67,883

Loss per share before cumulative effect of an accounting change	$(0.25)	$(0.23)	$(0.51)	$(0.71)
Cumulative per share effect of an accounting change to adopt SFAS No. 142	—	—	—	(0.56)

Basic and diluted net loss per common share	$(0.25)	$(0.23)	$(0.51)	$(1.27)

10. Related Party Transactions

     On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. The Company sells products and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provide administrative and other transitional services to the Company. Sales of products to Alcatel and Corning were $12.6 million and $0.4 million, respectively, during the period August 1, 2003 through December 31, 2003. Purchases of raw materials and components from Alcatel and Corning were $1.0 million and $12.9 million, respectively, during the period August 1, 2003 through December 31, 2003. As of December 31, 2003, the Company had paid $1.2 million and $1.3 million to Alcatel and Corning, respectively, for administrative and other transitional services. Amounts due from Alcatel and Corning were $17.3 million and $2.7 million, respectively, at December 31, 2003, including $12.2 million and $2.7 million, respectively, relating to receivables arising in the acquisition. Amounts due to Alcatel and Corning were $1.4 million and $8.0 million, respectively, at December 31, 2003.

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

     The Company operates in one business segment, which focuses on the development and commercialization of fiber optic-based products. The Company has adopted a matrix management organizational structure whereby management of worldwide activities is on a functional basis.

     Revenue by geographical area (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

United States	$14,198	$4,593	$23,912	$9,105
Europe	9,033	510	14,922	1,213
Rest of the World	3,807	234	6,316	234

	$27,038	$5,337	$45,150	$10,552

     Long-lived assets by geographical area (in thousands):

	December 31,	June 30,
	2003	2003

United States	$43,127	$12,664
Europe	27,262	—

	$70,389	$12,664

     Revenue by component (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Actives	$18,560	$—	$29,330	$1,300
Passives	8,478	5,337	15,820	9,252

	$27,038	$5,337	$45,150	$10,552

     For the three months ended December 31, 2003, four customers accounted for 30%, 22%, 14% and 13%, respectively, of net revenues, compared with two customers which accounted for 43% and 36%, respectively, of net revenues for the same period in the prior fiscal year. For the six months ended December 31, 2003, four customers accounted for 28%, 21%, 12% and 12%, respectively, compared with three customers which accounted for 39%, 18% and 14%, respectively, of net revenues for the same period in the prior fiscal year. No other customers accounted for more than 10% of net revenues for the three and six months ended December 31, 2003.

12.	Comprehensive Income and (Loss)

     Foreign currency translation adjustments for the six months ended December 31, 2003 were gains of approximately $6.3 million resulting in a comprehensive net loss of $61.0 million, respectively. In prior periods, the Company did not have other comprehensive income and loss.

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

     High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

     On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. This action was settled in October 2003 with the mutual consent of both parties under terms of a confidentiality agreement. The settlement did not have a material impact on the Company’s consolidated financial statements.

14.	Subsequent Events

     In January 2004, the Company renegotiated a lease for certain facilities in California that are no longer being used, for which the related future lease obligation (net of anticipated sublease income) is included in the accrual for restructuring costs (see Note 8). The amended lease agreement reduced the overall lease obligation by approximately $5.0 million. In connection with the amended lease agreement, the Company issued a warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $7.39 per share and is also considered as part of the restructuring reserve.

     In February 2004, the Company entered into a share acquisition agreement with Gemfire Corporation pursuant to which Gemfire will acquire the Company’s silica planar lightwave circuit (PLC) unit in Livingston, Scotland. As part of the agreement, Gemfire will acquire all the outstanding capital stock of the Company’s U.K. subsidiary. The Company will be transferring its Fiber Bragg Grating (FBG) unit, not included in the transaction, to its Nozay, France location. Concurrently with this transaction, the Company will acquire a minority interest of approximately 16.6% in GC Holdings, parent company to Gemfire Corporation, for $4.4 million. The transactions are expected to close in February 2004. Upon consummation, the Company will adjust the purchase price allocation of the optical components business of Alcatel (see Note 2) to decrease the accrual for restructuring costs by an estimated $6.3 million and decrease goodwill by $3.7 million and certain long-lived assets and intangible assets by $2.6 million.

     On February 11, 2004, the Company entered into a securities purchase agreement pursuant to which the purchasers named therein purchased, in the aggregate, 7,319,761 shares of the Company’s common stock at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction will amount to approximately $38.6 million after payment of fees to financial and legal advisors and other costs. In addition, the purchasers were issued rights which are exercisable for up to an additional 1,463,954 shares of the Company’s common stock at a price of $5.49 per share.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, FIN 46 was revised to clarify certain provisions and change the effective date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of FIN 46 (as revised) is required for all variable interest entities or potential variable interest entities effective December 31, 2003. Application of FIN 46 for all other entities is required effective March 31, 2004. The Company adopted the provisions of FIN 46 effective July 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this quarterly report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results”. The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2003, included in our Form 10-K filed with the SEC.

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

     In August 2003, we entered into an Amended and Restated Asset Purchase Agreement with Vitesse Semiconductor Corporation. Pursuant to the purchase agreement, in August 2003 we acquired substantially all of the assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California, in exchange for 1.4 million shares of our common stock with a value of $6.7 million. The transaction was accounted for under the purchase method of accounting.

     As a result of these acquisitions, we offer a substantially broader range of photonic processing solutions and technologies, including passive and active optical components, optoelectronics integration and software and interface controls, demonstrating our continuing commitment to become the leading supplier of intelligent photonic solutions to telecommunications system integrators and carriers worldwide.

     Subsequent to the acquisitions, we have been performing ongoing evaluations of our cost and operating structure and we are continuing to eliminate redundancies and reduce costs to improve our future financial performance.

Subsequent Events

     In January 2004, we renegotiated a lease for certain facilities in California that are no longer being used, for which the related future lease obligation (net of anticipated sublease income) is included in the restructuring reserve. The amended lease agreement reduced the overall lease obligation by approximately $5.0 million. In connection with the amended lease agreement, we issued a warrant to purchase up to 60,000 shares of our common stock at an exercise price of $7.39 per share.

     In February 2004, we entered into a share acquisition agreement with Gemfire Corporation pursuant to which Gemfire will acquire our silica planar lightwave circuit (PLC) unit in Livingston, Scotland. As part of the agreement, Gemfire will acquire all the outstanding capital stock of our U.K. subsidiary. We will be transferring our FBG unit, not included in the transaction, to our Nozay, France location. Concurrently with this transaction, we will acquire a minority interest of approximately 16.6% in GC Holdings, parent company to Gemfire Corporation, for $4.4 million. The transactions are expected to close in February 2004. Upon consummation, we will adjust the purchase price allocation of the optical components business of Alcatel to decrease the accrual for restructuring costs by an estimated $6.3 million and decrease goodwill by $3.7 million and certain long-lived assets and intangible assets by $2.6 million.

     On February 11, 2004, we entered into a securities purchase agreement pursuant to which the purchasers named therein purchased, in the aggregate, 7,319,761 shares of our common stock at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction will amount to approximately $38.6 million after payment of fees to financial and legal advisors and other costs. In addition, the purchasers were issued rights which are exercisable for up to an additional 1,463,954 shares of our common stock at a price of $5.49 per share.

Overview

     We design, manufacture and market fiber optic-based products, which include a full range of solutions and technologies, including passive and active optical components, optoelectronics integration and software and interface controls. We sell our products to communication service providers and optical system manufacturers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

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

     As a result of our acquisitions of the optical components businesses of Alcatel and Corning, our costs and operating expenses have significantly increased and will continue to be significantly higher in fiscal 2004 as compared to the prior fiscal year. As a result, the combined operations of Avanex and the optical components businesses of Alcatel and Corning have substantially increased the rate at which Avanex utilizes its cash resources. We also anticipate that our revenue in fiscal 2004 will be significantly greater than our revenue in previous fiscal years due to these acquisitions.

     As a part of our acquisitions in the first quarter of fiscal 2004 we assumed restructuring liabilities totaling $72.2 million relating to workforce reductions and the costs of exiting duplicate facilities. During the second quarter of fiscal 2004, we announced the closing of our Livingston, Scotland facility and reassessed the related exit costs and workforce reductions, resulting in an additional restructuring accrual of approximately $9.8 million to the initial accrual recorded as part of the acquisitions.

     In fiscal 2003, we announced several restructuring programs to downsize its workforce, primarily in its manufacturing operations, announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. We also consolidated our facilities in Fremont.

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

     Our revenues in the first six months of fiscal 2004 were principally derived from the sales of our product portfolio, which was significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning, including our multiplexing, transmission and amplification products, which together accounted for 83% of net revenue for the six months ended December 31, 2003. Our revenues for the first six months of fiscal 2003 were principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which together accounted for 83% of net revenue for the six months ended December 31, 2002.

     We have substantially diversified our customer base, although a significant proportion of our sales continue to be concentrated with a limited number of customers. We anticipate that our operating results for any given period will continue to depend on a small number of customers.

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

     Stock Compensation. In connection with the grant of stock options to employees, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Moreover, in connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholders’ equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting.

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

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

     In estimating obsolete and excess inventory, we currently use a six-month to twelve-month demand forecast depending upon visibility of demand from our customers. Prior to the first quarter of fiscal 2004, we used a three-month demand forecast, as visibility to our customer’s demand was limited. We also consider: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we may need to make additional write-offs of inventory in future periods.

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

     Goodwill is reviewed for impairment annually and as impairment indicators arise. Goodwill is tested for impairment at the reporting unit level utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe we operate as one reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

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

     Purchase Accounting. We account for business combinations under the purchase method of accounting and accordingly, the assets acquired and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party and internal estimates and valuations. The values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

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

Results of Operations

     The results for the six months ended December 31, 2003 include five months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003 and four months of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Net Revenue

     Net revenue for the quarter ended December 31, 2003 was $27.0 million, compared to $5.3 million for the quarter ended December 31, 2002, an increase of $21.7 million, of which $21.1 million is attributable to additional net revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. The remaining increase of $0.6 million is primarily as a result of an increased customer base and increased sales to existing customers. In the quarter ended December 31, 2003, four customers each accounted for greater than 10% of net revenue and combined accounted for 79% of net revenue. This compares to two customers that each accounted for greater than 10% of net revenue in the quarter ended December 31, 2002 and combined accounted for 79% of net revenue.

     Net revenue for the six months ended December 31, 2003 was $45.2 million, compared to $10.6 million for the six months ended December 31, 2002, an increase of $34.6 million, of which $33.1 million is attributable to additional net revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. The remaining increase of $1.5 million is primarily as a result of an increased customer base and increased sales to existing customers. For the six months ended December 31, 2003, four customers each accounted for greater than 10% of net revenue and combined accounted for 73% of net revenue. This compares to three customers that each accounted for greater than 10% of net revenue in the six months ended December 31, 2002 and combined accounted for 71% of net revenue.

Cost of Revenue

     Cost of revenue for the three months ended December 31, 2003 was $36.2 million, compared to $6.7 million for the three months ended December 31, 2002, an increase of $29.5 million, of which $28.3 million is attributable to additional cost of revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. The remaining increase of $1.2 million is primarily due to a corresponding increase in revenues. A provision of $0.3 million for excess and obsolete inventory was recorded in the three months ended December 31, 2003, as compared to a provision of $0.2 million for the same period in the prior fiscal year. In the three months ended December 31, 2003, we sold inventory previously written-off with an original cost totaling $1.4 million due to unforeseen demand for such inventory, compared to $1.0 million for the same period in the prior fiscal year. Cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that include these components was similar to the selling price of products that did not include components that were written-off.

     Cost of revenue for the six months ended December 31, 2003 was $63.4 million, compared to $17.3 million for the six months ended December 31, 2002, an increase of $46.1 million, of which $47.9 million is attributable to additional cost of revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. The remaining decrease of $1.8 million is primarily due to a $3.7 million provision for excess inventory during the first quarter of fiscal 2003 offset by an increase of $1.9 million due to an increase in revenues. A provision for excess and obsolete inventory of $0.3 million was recorded in the six-month period ended December 31, 2003. In the six-month period ended December 31, 2002, we recorded a provision for excess and obsolete inventory of $3.9 million which was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and the remaining $1.3 million was due to excess inventory as a result of decreased demand for our products. In each of the six-month periods ended December 31, 2003 and 2002, we sold inventory previously written-off with an original cost totaling $1.9 million due to unforeseen demand for such inventory.

     Our gross margin percentage declined to negative 34% for the quarter ended December 31, 2003 from a negative 21% for the quarter ended December 31, 2002. Our gross margin percentage improved to negative 40% for the six-month period ended December 31, 2003 from negative 62% for the six-month period ended December 31, 2002. The overall improvement in gross margin percentage for the six-month period ended December 31, 2003 was primarily due to the reduction in the provision for excess and obsolete inventory noted above. Our gross margin percentage on net revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse for the three and six months ended December 31, 2003 was negative 34% and 44%, respectively. Our gross margins are and will be primarily affected by changes in manufacturing volume, mix of products sold, and changes in market prices. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

     Research and development expenses increased to $13.1 million for the quarter ended December 31, 2003 from $4.3 million for the quarter ended December 31, 2002 and increased to $21.6 million for the six month period ended December 31, 2003 from $10.1 million for the six month period ended December 31, 2002. The increase was primarily attributable to $15.2 million of costs associated with increased headcount and facilities-related expenses due to the acquisitions of the optical components business of Alcatel, Corning and Vitesse. As a percentage of revenue, research and development expenses decreased to 48% in the quarter ended December 31, 2003 from 80% for the quarter ended December 31, 2002, and decreased to 48% in the six months ended December 31, 2003 from 95% for the six months ended December 31, 2002.

Sales and Marketing

     Sales and marketing expenses increased to $4.6 million for the quarter ended December 31, 2003 from $1.5 million for the quarter ended December 31, 2002, an increase of $3.1 million, and increased to $9.6 million for the six months ended December 31, 2003 from $2.8 million for the six months ended December 31, 2002, an increase of $6.8 million. The increase in sales and marketing expenses resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was $2.9 million and $4.7 million for the three and six months ended December 31, 2003, respectively. Tradeshow, marketing, headcount and facilities related expenses due to the acquisitions and a settlement with a distributor also contributed to the increase in sales and marketing expenses. As a percentage of revenue, sales and marketing expenses decreased to 17% in the quarter ended December 31, 2003 from 28% for the quarter ended December 31, 2002, and decreased to 21% in the six months ended December 31, 2003 from 27% for the six months ended December 31, 2002.

General and Administrative

     General and administrative expenses increased to $6.2 million for the quarter ended December 31, 2003 from $3.0 million for the quarter ended December 31, 2002, an increase of $3.2 million, and increased to $11.5 million for the six month period ended December 31, 2003 from $4.8 million for the six month period ended December 31, 2002, an increase of $6.7 million. The increase in general and administrative expenses resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was $2.7 million and $4.6 million for the three and six months ended December

31, 2003, respectively. Costs associated with increased headcount and facilities related costs due to the acquisitions and payments related to settlement of claims also contributed to the increase in general and administrative expenses. As a percentage of revenue, general and administrative expenses decreased to 23% in the quarter ended December 31, 2003 from 57% for the quarter ended December 31, 2002, and decreased to 26% in the six months ended December 31, 2003 from 45% for the six months ended December 31, 2002.

Stock Compensation/(Benefit)

     Stock compensation expense increased to $0.3 million for the quarter ended December 31, 2003 from a benefit of $0.2 million for the quarter ended December 31, 2002 and decreased to $0.6 million for the six-month period ended December 31, 2003 from $1.7 million for the six month period ended December 31, 2002. From inception through December 31, 2003, we have expensed a total of $102.4 million of stock compensation, leaving an unamortized balance of $0.9 million on our December 31, 2003 unaudited condensed consolidated balance sheet. The decrease in stock compensation expense for the six-month period was primarily attributable to the absence of amortized stock-based compensation expense relating to former executive officers that left the Company during the quarter ended December 31, 2002.

Amortization of Intangibles

     Amortization of intangibles for the quarter ended December 31, 2003 increased to $1.3 million compared to $0.1 million for the quarter ended December 31, 2002 and increased to $2.0 million for the six month period ended December 31, 2003 compared to $0.2 million for the six month period ended December 31, 2002. The increase was due to the amortization of the intangibles assumed due to the recent acquisitions. The intangible balance on our condensed consolidated balance sheet as of December 31, 2003 was $18.5 million.

Restructuring Charge

Fiscal 2004 Restructuring

     As part of the acquisition of the optical components businesses of Alcatel and Corning, we assumed restructuring liabilities totaling $72.2 million relating to workforce reductions and the costs of exiting duplicate facilities, which was included in the purchase price of the optical components businesses of Alcatel and Corning. During the second quarter of fiscal 2004, we announced the closing of our Livingston, Scotland facility and reassessed the related exit costs and workforce reductions, resulting in an addition to the assumed liability on acquisition for restructuring costs of approximately $9.8 million.

     We continue to assess and formulate restructuring plans to exit certain additional activities and to terminate or relocate certain employees. These assessments are still in process and we expect to adopt further formal restructuring plans in fiscal 2004. While no detailed plans have been established, we have expressed interest in performing additional workforce reductions in our European locations primarily to eliminate redundancies and in response to the transitioning of our manufacturing to third-party manufacturers.

Prior Years’ Restructuring

     In fiscal 2003, we announced several restructuring programs to downsize our workforce, primarily in manufacturing, the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California.

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

     During the second quarter of fiscal 2004, we reassessed our estimate of probable costs associated with abandoning each of our excess leased facilities. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at the rates previously estimated. However, in January 2004, we restructured our leased facilities in Newark, California and reduced the related lease obligation. The reduction in the lease obligation offset the reduction in estimated sublease income and there was no impact on the restructuring reserve or operating results for the second quarter of fiscal 2004.

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

Interest and Other Income (Expense), Net

     Interest and other income (expense), net was $0.8 million for the quarter ended December 31, 2003 and $0.7 million for the comparable quarter ended December 31, 2002 and $1.7 million for the six month period ended December 31, 2003 and $1.3 million for the six month period ended December 31, 2002. The increase in interest and other income, net was primarily due to an increase in our cash and cash equivalents and investment balances due to the cash assumed in acquisitions.

Cumulative Effect of an Accounting Change to Adopt SFAS 142

     In accordance with the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, we performed the required two-step transitional impairment tests of goodwill and indefinite-lived intangible assets as of July 1, 2002. In the first step of the analysis, our assets and liabilities, including existing goodwill and other intangible assets, were assigned to our identified reporting units to determine their carrying value. We believe we operate as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, we recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal 2003. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

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

     In connection with the acquisitions of the optical components business of Alcatel and Corning on July 31, 2003, Corning and Alcatel contributed cash, cash equivalents and short-term investments of $128.6 million and we assumed liabilities of $138.2 million.

     In November 2003, we entered into a securities purchase agreement pursuant to which the investors named therein purchased, in the aggregate, 6,815,555 shares of our Common Stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other costs. In connection with the issuance of the shares of Common Stock, the investors were issued rights which are exercisable for up to an additional 1,363,116 shares of our Common Stock at $4.63 per share, representing approximately $6.3 million in proceeds if the rights are exercised in full for cash. These additional investment rights are scheduled to expire on March 16, 2004.

     In February 2004, we entered into a securities purchase agreement pursuant to which the purchasers named therein purchased, in the aggregate, 7,319,761 shares of our common stock at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction will amount to approximately $38.6 million after payment of fees to financial and legal advisors and other costs. In addition, the purchasers were issued rights which are exercisable for up to an additional 1,463,954 shares of our common stock at a price of $5.49 per share.

     As of December 31, 2003, we had cash and cash equivalents and short-term investments of $151.5 million and long-term investment holdings of $48.5 million.

     Net cash used in operating activities was $83.2 million for the six months ended December 31, 2003, primarily reflecting a loss from operations, payments for restructuring costs, warranty, offset by decreases in other assets, accounts receivable and inventories, and increases in other accrued expenses, accounts payable, and accrued compensation and related expenses. Our use of cash was primarily offset by non-cash charges related to depreciation, amortization of intangibles, and provisions for excess inventory, warranties, and doubtful accounts. Net cash used in operating activities was $19.7 million for the comparable period of fiscal 2003, primarily reflecting a loss from operations, a decrease in other accrued expenses and a decrease in inventory offset by a decrease in accounts receivable and an increase in accounts payable. Our use of cash was primarily offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, stock compensation expense, restructuring charges, merger expenses and cumulative effect of an accounting change.

     Cash provided by investing activities was $69.7 million for the six months ended December 31, 2003. Cash provided by investing activities was primarily the result of the cash acquired due to the acquisitions of the optical components businesses of Alcatel and Corning and maturities of investment securities offset by purchases of investment securities, other assets and property and equipment. Cash provided by investing activities was $4.8 million for the comparable period of fiscal 2003, principally due to maturities of investment securities, net of purchases of held-to-maturities securities, offset by purchases of other assets.

     Cash provided by financing activities was $26.0 million for the six months ended December 31, 2003, primarily due to proceeds from our recent securities purchase agreement (see Note 7) offset by payments on short term borrowings, long term-debt and capital lease obligations. Cash used in financing activities was $5.5 million for the comparable period of fiscal 2003, result of payments on long-term debt and capital lease obligations and payments on short-term borrowings offset by proceeds from payments of notes receivable from stockholders.

     Our principal source of liquidity as of December 31, 2003 consisted of $200.0 million in cash, cash equivalents, short-term and long-term investments. Additionally, we renewed a revolving line of credit from a financial institution, which allows maximum borrowings up to $20.0 million through December 31, 2004, of which $1.6 million was drawn down and $4.0 million was pledged to secure letters of credit at December 31, 2003. The line of credit requires us to comply with specified covenants. We were in compliance with all the covenants at December 31, 2003. The renewed line bears interest at the prime rate plus 1.25%. At December 31, 2003 the effective interest rate was 5.25%. We have pledged all of its assets as collateral for this line. We believe that if we are unable to renew the line of credit subsequent to December 31, 2004, it will not have a significant impact on our liquidity.

     We estimate that our cash used in operating activities will be at least $54.0 for the quarter ended March 31, 2004, which includes costs of integrating our previous acquisitions of at least $2.0 million and payment of at least $30.0 million for previously accrued restructuring actions related to these acquisitions which is intended to reduce the cost and improve the efficiency of our post-acquisition business operations. However, our cash used in operating activities may significantly change due to fluctuations in our working capital requirements. We believe, but can give no assurance, that our cash used in operating activities can be reduced significantly through a combination of restructuring, other cost reduction measures and moderate revenue growth.

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

     Our contractual obligations and commitments have been summarized in the tables below (in thousands):

	Contractual Obligations
	Due by Period

		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years

Long-term debt	$493	$493	$—	$—	$—
Capital lease obligations	16,035	6,219	7,769	2,047
Operating leases	42,994	6,811	11,404	12,784	11,995
Unconditional purchase obligations	5,024	5,024	—	—	—

Total contractual cash obligations	$64,546	$18,547	$19,173	$14,831	$11,995

	Other Commercial Commitments
	Commitment Expiration Per Period

	Total
	Amounts	Less than			After 5
	Committed	1 year	1-3 years	4-5 years	years

Line of credit	$1,594	$1,594	$—	$—	$—
Standby letters of credit	3,965	3,965	—	—	—

Total commercial commitments	$5,559	$5,559	$—	$—	$—

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of December 31, 2003, we had approximately $5.0 million of purchase obligations, of which $0.3 million is included on our balance sheet in accounts payable.

     Under operating and capital leases in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $12.7 million and $23.4 million in current and long-term restructuring accruals, respectively, for the abandoned facilities and capital leases relating to excess equipment as of December 31, 2003.

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

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003 FIN 46 was revised to clarify certain provisions and change the effective date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of FIN 46 (as revised) is required for all variable interest entities or potential variable interest entities effective December 31, 2003. Application of FIN 46 for all other entities is required effective March 31, 2004. We adopted the provisions of FIN 46 effective July 1, 2003, and such adoption did not have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. We adopted the provisions of SFAS 149 effective July 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

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

     We sell our products primarily to a few large customers in the telecommunications industry for use in infrastructure projects. In the past few years, there has been a significant reduction in spending for infrastructure projects in the telecommunications industry. Certain large telecommunications companies who were customers or potential customers of ours have suffered severe business setbacks and face uncertain futures. There is currently a perception that an oversupply of communications bandwidth exists. This perceived oversupply, coupled with the current economic downturn, may lead to continued reductions in telecommunications infrastructure spending, and our customers may continue to cancel, defer or significantly reduce their orders for our products. Reduced infrastructure spending has caused and may continue to cause increased price competition, resulting in a decline in the prices we charge for our products. If our customers and potential customers continue to reduce their infrastructure spending, or if the prices we charge continue to decline, our revenues may be adversely affected.

We have a history of losses, and such losses are likely to continue if we are unable to increase our revenues and further reduce our costs.

     We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of December 31, 2003, we had an accumulated deficit of $448 million. Also, for the quarter ended December 31, 2003, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods.

     Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings, equipment lease financings, and other strategic transactions. Although we implemented cost reduction programs in fiscal 2003 and fiscal 2004, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel and Corning have substantially increased the rate at which Avanex utilizes its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

Difficulties in integrating our acquisitions of the optical components businesses of Alcatel and Corning could adversely impact our business.

     We completed the acquisitions of the optical components businesses of Alcatel and Corning in July 2003. These acquisitions are the largest acquisitions we have completed, and the complex process of integrating these businesses has required, and will continue to require, significant resources. Integrating the businesses acquired from Alcatel and Corning has been and will continue to be time consuming, expensive and disruptive to our business. This integration process will continue to result in the diversion of management and financial resources from our core business objectives. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of the acquired businesses could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	expected synergistic benefits from the acquisitions, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

•	potentially incompatible cultural differences between the businesses;

•	incorporating technology and products acquired from Alcatel and Corning into our current and future product lines;

•	generating market demand for an expanded product line;

•	integrating products acquired from Alcatel and Corning with our business;

•	geographic dispersion of operations;

•	integrating technical teams acquired from Alcatel and Corning with our engineering organization;

•	some of Alcatel’s and Corning’s suppliers, distributors, customers and licensors are our competitors or work with our competitors, and as a result may terminate their business relationships with us; and

•	our inability to retain previous customers or employees of Alcatel and Corning.

     As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we acquired approximately 1,117 employees from Alcatel and Corning, primarily located in New York, the United Kingdom, France and Italy. Prior to these acquisitions, most of our employees had been based at or near our headquarters in Fremont, California. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

     In addition to the significant costs associated with converting and integrating Alcatel’s and Corning’s information systems, there are other significant risks associated with this process. For example, while migrating Alcatel or Corning data to our information system, we could lose such data or such data may be inaccessible to us during the lengthy integration process. In addition, we are in the process of upgrading our information systems, which will be costly and will further divert management’s attention.

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

     To date we have depended upon a small number of customers for a substantial portion of our revenue. Four customers accounted for an aggregate of 73% of our net revenue in the six months ended December 31, 2003. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. For example, MCI (formerly WorldCom) accounted for approximately 16% of our net revenue for the year ended June 30, 2002, was not a customer in the year ended June 30, 2003, and was not a significant customer for the six months ended December 31, 2003. MCI has experienced significant business and financial difficulties. While we do not expect MCI to be a significant customer in future periods and do not expect the business and financial difficulties of MCI to have a significant impact on our business or financial condition, the business and financial difficulties of MCI or other customers could result in the loss of future revenues for our products. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

We have a limited operating history, which makes it difficult to evaluate our prospects.

     We are in the optical systems and components industry. We were first incorporated in October 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our industry and affect our business. The revenue and income potential of the optical systems and components industry, and our business in particular, are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are in a new and rapidly evolving industry.

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

     Competition in the optical systems and components industry has contributed to substantial price-driven competition. As a result, sales prices for specific products have tended to decrease over time at varying rates, in some instances significantly. Price pressure is exacerbated by the rapid emergence of new technologies and the evolution of technical standards, which can greatly diminish the value of products relying on older technologies and standards. In addition, overcapacity and the current economic and industry downturn in the telecommunications industry have increased pricing pressures in fiscal 2003 and the first and second quarters of fiscal 2004. Pricing pressures are expected to continue for the foreseeable future, which may continue to adversely affect our operating results.

We expect competition in our industry to increase, and if we are unable to compete successfully our revenues could decline further and harm our operating results.

     We believe that our principal competitors in the optical systems and components industry include Bookham Technology, DiCon Fiberoptics, Finisar, Fujitsu, Hitachi Cable, Opnext, Inc., JDS Uniphase, NEC, Oplink Communications, Triquint Semiconductor and WaveSplitter Technologies. We may also face competition from companies that choose to expand into our industry in the future.

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

     We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2003, and June 30, 2002 were primarily the result of our inability to anticipate the sudden decrease in demand for our products. Cumulatively, we have recorded $47.6 million of inventory write-offs since our inception. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

     Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the fiscal quarter ended December 31, 2003, our gross margin percentage was negative 34%. Because the majority of our manufacturing costs are relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales negatively impacts our gross margin. In addition, over our limited operating history, the average selling prices of our products have decreased, and we expect this trend to continue. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could adversely impact our business, financial condition and results of operations. If we are unable to generate positive gross margin in the future, our cash flows from operations will be negatively impacted and we would be unable to achieve profitability.

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

     Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, four of our executive officers left Avanex in the second quarter of fiscal 2003, and two of our executive officers left Avanex in the second quarter of fiscal 2004. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

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

     As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. This expansion has required and will continue to require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to maintain international market demand for our products. We currently have little or no experience in manufacturing, marketing and distributing our products internationally. In addition, international operations are subject to inherent risks, including, without limitation, the following:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties inherent in managing remote foreign operations;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optics;

•	import or export licensing and product certification requirements;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences;

•	seasonal reductions in business activity in some parts of the world;

•	burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property, license requirements, employment matters and environmental requirements;

•	the impact of recessions in economies outside of the United States;

•	unexpected changes in regulatory or certification requirements for optical systems or networks; and

•	political and economic instability, terrorism and war.

     Historically our international revenues and expenses have been denominated predominantly in U.S. dollars; however, as a result of the acquisitions of the optical components businesses of Alcatel and Corning, a portion of our international revenues and expenses are now denominated in foreign currencies. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, financial condition and results of operations.

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

     The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	quarterly variations in our operating results;

•	significant developments in the businesses of telecommunications companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of telecommunications-related companies;

•	announcements by us or our competitors of technology innovations, new products, or significant acquisitions, strategic partnerships or joint ventures;

•	any deviation from projected growth rates in revenues;

•	any loss of a major customer or a major customer order;

•	additions or departures of key management or engineering personnel;

•	any deviations in our net revenue or in losses from levels expected by securities analysts;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock; and

•	volume fluctuations, which are particularly common among highly volatile securities of telecommunications-related companies.

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

     In addition, Alcatel and Corning own shares of Avanex common stock representing 26% and 16%, respectively, of the outstanding shares of Avanex common stock as of February 6, 2004. Pursuant to the stockholders of agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

     We have one equipment loan with a fixed rate of interest of 9.4% with remaining principal and interest payments of $0.5 million from December 31, 2003.

     The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by us (in thousands):

As of December 31, 2003:

	Periods Ending
	December 31,		Total	Fair
			Amortized	Market
	2004	2005	Cost	Value

Held-to-maturity securities	$127,764	$48,459	$176,223	$174,901
Average interest rate	2.5%	2.2%

As of June 30, 2003:

	Years Ending
	June 30,		Total	Fair
			Amortized	Market
	2004	2005	Cost	Value

Held-to-maturity securities	$76,952	$47,063	$124,015	$124,340
Average interest rate	2.2%	2.2%

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

     We attempt to minimize our currency exposure risk through working capital management and by maintaining a euro-denominated, highly liquid investment account to fund operations in France and Italy. At December 31, 2003, the balance in our euro-denominated investment account was $53.7 million. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

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

High Hopes Enterprises and Hon Hai Precision Industry Co. Litigation

     On May 31, 2002, High Hopes Enterprises Ltd. and Hon Hai Precision Industry Co., Ltd., filed an action in the Superior Court of California, County of Alameda, against us alleging breach of an oral contract, breach of the covenant of good faith and fair dealing, breach of implied contract, promissory estoppel, deceit by fraud and deceit by negligent misrepresentation. This action was settled in October 2003 with the mutual consent of both parties under terms of a confidentiality agreement. The settlement did not have a material impact on the consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (File No. 333-92097) was declared effective on February 3, 2000 and we commenced our IPO on February 4, 2000. In the IPO, we sold an aggregate of 6,900,000 shares of common stock (including 900,000 shares sold in connection with the exercise of the underwriters’ over-allotment option) at $36.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $248.4 million. The aggregate net proceeds were approximately $228.2 million, after deducting underwriting discounts and commissions of approximately $17.4 million and directly paying expenses of the offering of approximately $2.8 million. Of the net proceeds, as of December 31, 2003, we have used approximately $162.1 million for general corporate purposes, including working capital and capital expenditures, and the remaining $66.1 million to repay short-term borrowings, long-term debt and capital lease obligations. Additionally, we received cash contributed from acquisitions of $128.6 million.

     On November 11, 2003, we issued 6,815,555 shares or our common stock in connection with a securities purchase agreement at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other costs. In addition, the purchasers were issued rights which are exercisable for up to an additional 1,363,116 shares our common stock at a price of $4.63 per share, and which are scheduled to expire on March 16, 2004. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on November 6, 2003. Both matters voted on were approved. The results are as follows:

PROPOSAL I

     The following individuals were elected to the Board of Directors to serve a three-year term as Class I directors:

	For	Authority Withheld
Walter Alessandrini	114,429,517	6,488,431
Joseph Miller	120,747,080	170,868

PROPOSAL II

     The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2004 was approved.

For	Against	Abstained
120,526,186	310,848	80,913

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

3.2	Bylaws of the Registrant.

10.1	Securities Purchase Agreement, dated as of November 10, 2003, between Avanex Corporation and the purchasers named therein (which is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 12, 2003).

10.2	Form of Additional Investment Right (which is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 12, 2003).

10.3	Severance Agreement and Release dated November 25, 2003 between Bruce Pollock and the Registrant.

10.4	Compromise Agreement dated November 21, 2003 between Richard Laming and Avanex UK Limited.

10.5	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated December 31, 2003 between Comerica Bank-California and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     (i)  On November 3, 2003, the Registrant filed a current report on Form 8-K furnishing its press release regarding its financial results for the first quarter ended September 30, 2003.

     (ii)  On November 12, 2003, the Registrant filed a current report on Form 8-K reporting that it had entered into a securities purchase agreement with certain purchasers.

     (iii)  On November 21, the Registrant filed a current report on Form 8-K regarding the acquisition of all of the outstanding equity of Alcatel Optronics France SA and its purchase of certain assets of the photonic technologies business of Corning Incorporated. The following financial statements were filed as exhibits to this current report:

99.1	Unaudited Pro Forma Condensed Combined Financial Information of Avanex Corporation, the Optronics Division of Alcatel and the Optical Components Business of Corning for the three months ended September 30, 2003 and for the year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By: /s/ LINDA REDDICK

Linda Reddick

Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting
Officer)

Date: February 17, 2004

Exhibit Index

3.2	Bylaws of the Registrant.

10.1	Securities Purchase Agreement, dated as of November 10, 2003, between Avanex Corporation and the purchasers named therein (which is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on November 12, 2003).

10.2	Form of Additional Investment Right (which is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on November 12, 2003).

10.3	Severance Agreement and Release dated November 25, 2003 between Bruce Pollock and the Registrant.

10.4	Compromise Agreement dated November 21, 2003 between Richard Laming and Avanex UK Limited.

10.5	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated December 31, 2003 between Comerica Bank-California and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.