Form 10-Q
period 2004-03-31
AVANEX CORP
filed 2004-05-17
CIK 1056794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES [X] NO [    ]

     There were 143,265,517 shares of the Company’s Common Stock, par value $.001 per share, outstanding on May 7, 2004.

AVANEX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	June 30,
	2004	2003
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$45,699	$10,639
Short-term investments (restricted investments of $21.0 million and $15.0 million, respectively)	61,743	76,952
Accounts receivable, net	19,448	2,614
Inventories	41,000	3,613
Other current assets	20,472	1,070

Total current assets	188,362	94,888
Long-term investments	73,502	47,063
Property and equipment, net	18,345	5,455
Intangibles, net	16,072	—
Goodwill	9,408	—
Other assets	8,662	7,209

Total assets	$314,351	$154,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$546	$3,141
Accounts payable	26,051	5,647
Accrued compensation and related expenses	11,395	2,279
Other accrued expenses	14,318	5,816
Warranty	7,205	2,707
Current portion of restructuring costs	38,273	6,400
Current portion of other long-term obligations	4,998	4,190

Total current liabilities	102,786	30,180
Restructuring costs	21,305	26,055
Other long-term obligations	12,128	2,118

Total liabilities	136,219	58,353

Commitments and contingencies
Stockholders’ equity:
Common stock	143	69
Additional paid-in capital	663,733	484,028
Deferred compensation	(733)	(828)
Cumulative translation adjustment	4,443	—
Accumulated deficit	(489,454)	(387,007)

Total stockholders’ equity	178,132	96,262

Total liabilities and stockholders’ equity	$314,351	$154,615

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenue	$30,104	$5,400	$75,063	$15,952
Cost of revenue	36,281	6,698	96,164	24,005
Stock compensation expense (benefit)	—	13	31	(207)

Gross profit (loss)	(6,177)	(1,311)	(21,132)	(7,846)
Operating expenses:
Research and development	10,687	3,031	31,234	13,104
Sales and marketing	5,136	1,859	14,469	4,673
General and administrative	7,830	2,445	19,259	7,196
Stock compensation expense (1)	135	(2,358)	706	(444)
Amortization of intangibles	1,267	—	3,302	200
Reduction in long-lived assets	—	—	—	1,548
Restructuring charges	9,103	4,750	8,571	22,482
Merger costs	—	—	—	4,126

Total operating expenses	34,158	9,727	77,541	52,885

Loss from continuing operations	(40,335)	(11,038)	(98,673)	(60,731)
Interest and other income	1,060	893	3,380	3,342
Interest and other expense	(491)	(258)	(1,100)	(1,417)

Loss from continuing operations before discontinued operations and cummulative effect of an accounting change	(39,766)	(10,403)	(96,393)	(58,806)
Loss from discontinued operations	(1,265)	—	(6,054)	—

Loss before cumulative effect of an accounting change	(41,031)	(10,403)	(102,447)	(58,806)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(37,500)

Net loss	$(41,031)	$(10,403)	$(102,447)	$(96,306)

Loss per share from continuing operations before discontinued operations and effect of an accounting change	$(0.28)	$(0.15)	$(0.76)	$(0.86)
Loss per share from discontinued operations	(0.01)	—	(0.05)	—
Loss per share from cumulative effect of an accounting change	—	—	—	(0.55)

Basic and diluted net loss per common share	$(0.29)	$(0.15)	$(0.81)	$(1.41)

Weighted-average number of shares used in computing basic and diluted net loss per common share	139,372	68,840	126,322	68,121

(1) Allocation of stock compensation expense:
Research and development	$77	$(2,355)	$280	$(384)
Sales and marketing	58	14	319	(213)
General and administrative	—	(17)	107	153

	$135	$(2,358)	$706	$(444)

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(102,447)	$(96,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain/Loss on sale of equipment	918	—
Depreciation and amortization	12,136	7,378
Amortization of intangibles	3,302	200
Stock compensation expense	737	(651)
Provision for doubtful accounts and sales returns	1,495	82
Provision for excess inventory	928	4,142
Provision for warranty costs, net of adjustments	407	(400)
Non-cash portion of restructuring charges	—	3,814
Charge for merger costs	—	4,126
Reduction in long-lived assets	—	1,548
Cumulative effect of an accounting change	—	37,500
Changes in operating assets and liabilities:
Accounts receivable	(9,519)	2,881
Inventories	(9,885)	(1,607)
Other current assets	3,485	(163)
Other assets	4,619	96
Accounts payable	7,077	1,051
Accrued compensation and related expenses	1,393	(524)
Restructuring charges	(49,875)	12,741
Warranty	(2,667)	(138)
Other accrued expenses	(1,176)	(2,141)

Net cash used in operating activities	(139,072)	(26,371)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(171,839)	(58,850)
Maturities of held-to-maturity securities	161,269	93,127
Acquisitions, net of cash acquired	117,986	—
Purchase of other investments	(4,400)	—
Purchases of property and equipment	(1,494)	(340)
Other assets	—	(1,073)

Net cash provided by investing activities	101,522	32,864

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(4,185)	(3,651)
Proceeds from short-term borrowings	76,108	(6,035)
Payments on short-term borrowings	(78,703)	2,842
Borrowings under financing arrangements	865	—
Proceeds from issuance of common stock, net of repurchases	70,868	180
Proceeds from payments of stockholders’ notes receivable	—	1,107

Net cash provided by (used in) financing activities	64,953	(5,557)

Effect of exchange rate changes on cash	7,657	—
Net increase in cash and cash equivalents	35,060	936
Cash and cash equivalents at beginning of period	10,639	29,739

Cash and cash equivalents at end of period	$45,699	$30,675

See accompanying notes.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2004, and for the three and nine months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2004, the consolidated operating results for the three and nine months ended March 31, 2004 and 2003, and the consolidated cash flows for the nine months ended March 31, 2004 and 2003. The consolidated results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2004.

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

     Discontinued Operations

The operating results of the Company’s silica planar lightwave circuit (PLC) product line manufactured in Livingston, Scotland, are reflected as discontinued operations in the accompanying consolidated statement of operations for the three and nine months ended March 31, 2004. Results of all prior periods have been reclassified to conform to this presentation.

2. Acquisitions

On July 31, 2003, the Company acquired Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel to augment its optical technologies and intelligent photonic solutions product line with dense wave division multiplexing (DWDM) lasers, photodetectors, optical amplifiers, high–speed interface modules and key passive devices such as arrayed waveguide multiplexers and Fiber Bragg Grating (FBG) filters. Alcatel also assigned and licensed certain intellectual property rights to the Company. In addition, the Company acquired certain assets of the optical components business of Corning to augment its optical technologies and intelligent photonic solutions product line with optical amplifiers and lithium-niobate modulators. Corning also assigned and licensed certain intellectual property rights to the Company. In consideration for the above, the Company issued shares of its common stock to Alcatel and to Corning, representing 28% (35.4 million shares) and 17% (21.5 million shares) at the date of acquisition, respectively, of the outstanding shares of the Company’s common stock on a post-transaction basis. The transactions were accounted for under the purchase method of accounting.

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

The purchase price for these acquisitions is as follows (in thousands):

	Alcatel	Corning Asset	Vitesse Asset
	Optronics	Purchase	Purchase
Value of securities issued	$63,064	$38,289	$6,509
Transaction costs and expenses	6,533	3,820	297

Total purchase price	$69,597	$42,109	$6,806

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction. The purchase price allocation, which has been revised, and may continue to be revised, based upon receipt of final valuations for certain items such as inventory and pension liabilities, and revision to the estimate of accrued restructuring costs assumed on acquisition is as follows (in thousands):

	Alcatel	Corning Asset	Vitesse Asset
	Optronics	Purchase	Purchase
Cash, cash equivalents and short-term investments	$108,613	$20,023	$—
Long-term investments	2,085	—	—
Accounts receivable	8,050	—	—
Inventories	14,169	11,646	1,731
Other current assets	10,321	500	—
Due from related party	12,578	4,237	—
Property and equipment	15,176	11,196	1,612
Accounts payable	(15,564)	—	—
Accrued expenses	(21,520)	(2,433)	—
Restructuring	(70,702)	(4,983)	—
Warranty	(1,406)	(5,237)	—
Supply agreement	—	(7,095)	—
Other long-term obligations	(3,185)	—	—

Net tangible assets	58,615	27,854	3,343
Intangible assets acquired — core and developed technology	10,982	5,990	2,320
Goodwill	—	8,265	1,143

Total purchase price	$69,597	$42,109	$6,806

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

The Company acquired developed technology from Corning, which is comprised of products that are technologically feasible, primarily including optical amplifiers, dispersion compensation modules and lithium-niobate modulators. Core technology and patents represent a combination of the optical components business of Corning processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years.

The Company acquired developed technology from Vitesse, which is comprised of products that are technologically feasible, primarily including transponders. Core technology and patents represent a combination of the optical components business of Vitesse processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years.

The Company allocated the purchase price of the acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company engaged an independent third-party appraisal firm to assist it in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets.

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Alcatel, Corning and Vitesse acquisitions had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	$30,104	$24,520	$84,979	$80,227
Net loss before cumulative effect of an accounting change	$(41,031)	$(50,999)	$(113,965)	$(516,409)
Net loss	$(41,031)	$(50,999)	$(113,965)	$(553,909)
Weighted-average shares outstanding—basic and diluted	139,372	$127,056	133,000	$126,336
Loss per share before cumulative effect of an accounting change	$(0.29)	$(0.40)	$(0.86)	$(4.09)
Basic and diluted loss per share	$(0.29)	$(0.40)	$(0.86)	$(4.38)

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

Significant Developments

During the second quarter of fiscal 2004, the Company announced the discontinuance and closing of its Livingston, Scotland facility and reassessed the related exit costs and workforce reductions, resulting in an additional restructuring charge of approximately $9.8 million with an offset of approximately $6.1 million to certain long-lived assets and intangible assets acquired at the acquisition date. The remainder of approximately $3.7 million was recorded as an increase in goodwill. On February 17, 2004, the Company sold its silica planar lightwave circuit (“PLC”) product line to Gemfire Corporation (“Gemfire”) at which time the Company adjusted the purchase price allocation of the optical components business of Alcatel to decrease the accrual for restructuring costs by $6.3 million, decrease certain long-lived assets and intangible assets by $2.6 million and decrease goodwill by $3.7 million.

Concurrently with this transaction, the Company acquired a minority interest of approximately 16.6% in GC Holdings, the parent company to Gemfire, for $4.4 million, which is accounted for under the cost method and included in “Other Assets”.

3. Pro Forma Disclosure of the Effect of Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss, as reported	$(41,031)	$(10,403)	$(102,447)	$(96,306)
Stock-based employee compensation expense included in reported net loss	135	(2,345)	737	(651)
Total stock-based employee compensation expense determined under fair value based methods for all awards	(4,759)	2,252	(13,340)	(4,726)

Pro forma net loss	$(45,655)	$(10,496)	$(115,050)	$(101,683)

Basic and diluted net loss per common share:
As reported	$(0.29)	$(0.15)	$(0.81)	$(1.41)

Pro forma	$(0.33)	$(0.15)	$(0.91)	$(1.49)

Weighted-average number of shares used in computing basic and diluted net loss per common share	139,372	68,137	126,322	67,883

4. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2004	2003
Raw materials	$24,970	$2,228
Work-in-process	6,266	845
Finished goods	9,764	540

	$41,000	$3,613

In the first nine months of fiscal 2004 and 2003, the Company recorded charges to cost of revenue for excess and obsolete inventory of $0.9 million and $4.1 million, respectively. In the first nine months of fiscal 2004, the provision was due to decreased demand for certain products. In the first nine months of fiscal 2003, the provision was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification, and $1.5 million was due to excess inventory as a result of decreased demand for the Company’s products. Management did not believe it could sell or use this inventory in the future based on the then current forecasts of demand. Actual results may differ from such forecasts, which has been the experience in the past several quarters.

The Company sold inventory previously written-off with original cost totaling $1.0 million and $3.0 million in the first nine months fiscal 2004 and 2003, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products (that included these components) in excess of the Company’s estimates.

The total cost of inventory written-off since inception is approximately $49.4 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $10.7 million have been sold, items representing $1.7 million have been consumed in research and development activities, items representing $19.2 million have been discarded, and items representing $17.8 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company integrates its new acquisitions and transitions its manufacturing to third-party manufacturers in Asia.

5. Goodwill and Other Intangible Assets

The following table reflects other intangible assets subject to amortization as of March 31, 2004 (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$16,566	$2,699	$13,867
Supply agreement	1,838	414	1,424
Other	970	189	781

Totals	$19,374	$3,302	$16,072

     The estimated future amortization expense as of March 31, 2004 is as follows (in thousands):

Fiscal Year	Amount
2004 (remaining three months)	$1,270
2005	5,079
2006	5,079
2007	4,242
2008	402

Totals	$16,072

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

The following table reflects the changes in the carrying amount of goodwill (including assembled workforce) (in thousands):

Balance at July 1, 2002	$37,186
Workforce transferred to goodwill	314

Adjusted balance as July 1, 2002	37,500
Transitional impairment loss	(37,500)

Balance at June 30, 2003	—
Goodwill arising in acquistions	9,408

Balance at March 31, 2004	$9,408

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

Changes in the Company’s product warranty accrual for the nine months ended March 31, 2004 and the year ended June 30, 2003 are as follows (in thousands):

Balance at June 30, 2002	$3,842
Provision for warranties during the period	733
Cost of warranty repair	(148)
Change in liability for pre-existing warranties including expirations and changes in estimates	(1,720)

Balance at June 30, 2003	$2,707
Acquired warranty obligations	6,643
Provision for warranties during the period	1,799
Cost of warranty repair	(2,552)
Change in liability for pre-existing warranties including expirations and changes in estimates	(1,392)

Balance at March 31, 2004	$7,205

7. Financing Arrangements

     Securities Purchase Agreements

In November 2003, the Company entered into a securities purchase agreement pursuant to which the investors named therein purchased, in the aggregate, 6,815,555 shares of our Common Stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of Common Stock, the investors were issued rights, which were exercisable for up to an additional 1,363,116 shares of our Common Stock at $4.63 per share. During the third quarter of fiscal 2004, shares of Common Stock of 193,584 were issued upon the exercise of certain of such rights. The remainder of the rights expired on March 16, 2004.

In February 2004, the Company entered into a securities purchase agreement pursuant to which the investors purchased, in the aggregate, 7,319,761 shares of Common Stock of the Company at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction amounted to approximately $38.7 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of Common Stock, the investors were issued rights which are exercisable for up to an additional 1,463,954 shares of the Company’s Common Stock at $5.49 per share, representing approximately $8.0 million in proceeds if the rights are exercised in full for cash. These rights are scheduled to expire on June 9, 2004.

     Short-Term Borrowings

The Company renewed a revolving line of credit from a financial institution, effective December 31, 2003, which allows maximum borrowings up to $20.0 million and terminates on December 31, 2004. This line of credit requires the Company to comply with specified covenants. At March 31, 2004 and June 30, 2003 the Company had borrowings of $0.5 million and $3.1 million, respectively, against this line. Additionally, the line of credit secures four letters of credit totaling approximately $4.8 million in the aggregate relating to certain facility leases and software related financing which expire in March through January of 2005. The line bears interest at prime plus 1.25% and, at March 31, 2004 the effective interest rate was 5.25%. The Company has pledged all of its assets as collateral for this line; more specifically, the line of credit is collateralized by $21.0 million in short-term investments at March 31, 2004.

     Other Long-term Obligations

In connection with the acquisition of the optical components business of Alcatel, the Company assumed additional long-term obligations, which were comprised of accrued pensions and retirement obligations totaling $3.7 million and capital lease obligations totaling $7.1 million as of March 31, 2004 at interest rates ranging from 3.1% to 7.7% with varying maturity dates through fiscal 2009. In connection with the acquisition of the optical components business of Corning, the Company assumed $1.6 million of accrued pensions and retirement obligations. The remaining portion of other long-term obligations of $4.7 million relates to other capital lease obligations of $3.6 million existing prior to the acquisitions and software financing and equipment financing arrangements of $1.1 million, with interest rates ranging from 5.2% to 14.4% with varying maturity dates through November 2006.

8. Restructuring

A summary of the Company’s restructuring accrual is as follows (in thousands):

	March 31,	June 30,
	2004	2003
Acquisition-related accruals	$24,448	$—
Other	35,130	32,455

Total restructuring accruals	59,578	32,455
Less current portion	(38,273)	(6,400)

	$21,305	$26,055

     Acquisition-Related Restructuring

In the first quarter of fiscal 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company assumed restructuring liabilities at July 31, 2003 totaling $72.2 million relating to future workforce reductions and the costs of exiting duplicate facilities, which were included in the purchase price of the optical components businesses of Alcatel and Corning. During the second quarter of fiscal 2004, the Company announced the closing of its Livingston, Scotland facility and reassessed the related exit costs and workforce reductions, resulting in an additional restructuring charge of approximately $9.8 million. During the third quarter of fiscal 2004, the Company sold its planar lightwave circuit (“PLC”) unit in Livingston, Scotland, and adjusted the purchase price allocation of the optical components business of Alcatel to decrease the accrual for restructuring costs by $6.3 million.

A summary of the accrued restructuring charges relating to these acquisitions is as follows (in thousands):

				Restructuring
	Restructuring			Accrual at
	Charges from		Cash	March 31,
	Acquisitions	Adjustments	Payments	2004
Workforce Reduction	$68,106	$(6,350)	$(46,161)	$15,595
Exit costs	13,907	(5,054)	—	8,853

Total	$82,013	$(11,404)	$(46,161)	$24,448

     Other Restructuring

     Workforce Reduction

During the third quarter of fiscal 2004, the Company announced and implemented several additional restructuring programs throughout the Company, resulting in net restructuring charges of $9.1 million. During fiscal 2003, the Company reduced its workforce primarily in its manufacturing operations, and recorded charges of $3.0 million for employee separations, including termination benefits and related expenses.

     Abandonment of Excess Equipment

The Company abandoned excess equipment and leasehold improvements and recorded charges of $3.5 million during fiscal 2003. The equipment was abandoned because it was no longer required to support expected operating levels and, given the downturn in its industry, the Company concluded it could not be sold. During the nine months ended March 31, 2004, the Company sold $0.6 million of these and other previously abandoned assets.

     Abandonment of Excess Leased Facilities

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

During the first quarter of fiscal 2003, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. The Company also consolidated its facilities in Fremont. During the second quarter of fiscal 2003, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with abandoning each of its excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally contemplated nor could they be subleased in the timeframe originally planned. During the third quarter of fiscal 2003, the Company continued to restructure and downsize its workforce, primarily in its manufacturing operations and further consolidated its facilities in Fremont.

During the second quarter of fiscal 2004, the Company reassessed its estimate of probable costs associated with abandoning each of its excess leased facilities. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at the rental rates previously estimated. In January 2004, the Company restructured its leased facilities in Newark, California and reduced the related lease obligation, including by issuing warrants amounting to $0.4 million (valued using the Black-Scholes method). The reduction in the lease obligation offset the reduction in estimated sublease income and there was no impact on the restructuring reserve or operating results for the second and third quarters of fiscal 2004.

The following table summarizes changes in the restructuring accrual for the nine months ended March 31, 2004, excluding accruals related to the acquisitions noted above (in thousands):

	Restructuring					Restructuring
	Accrual at					Accrual at
	June 30,	Additional	Adjustment /	Non-cash	Cash	March 31,
	2003	Accrual	Recovery	Adjustment	Payments	2004
Workforce Reduction	$117	$9,173	$—	$—	$(533)	$8,757
Abandonment of excess equipment	—	—	(602)	—	602	—
Abandonment of excess leased facilities	30,808	—	—	(407)	(4,770)	25,631
Capital leases	1,530	—	—	—	(788)	742

Total	$32,455	$9,173	$(602)	$(407)	$(5,489)	$35,130

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease term through 2010. Capital lease payments are due over the term of the leases through the third quarter of fiscal 2005.

9. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	$(39,766)	$(10,403)	$(96,393)	$(58,806)
Loss from discontinued operations	(1,265)	—	(6,054)	—
Cumulative effect of an accounting change to adopt SFAS No. 142	—	—	—	(37,500)

Net loss	$(41,031)	$(10,403)	$(102,447)	$(96,306)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	139,372	69,241	126,369	69,265
Less: weighted-average number of shares subject to repurchase	—	(401)	(47)	(1,144)

Weighted-average number of shares used in computing basic and diluted net loss per common share	139,372	68,840	126,322	68,121

Loss per share from continuing operations before discontinued operations and cumulative effect of an accounting change	$(0.28)	$(0.15)	$(0.76)	$(0.86)
Loss per share from discontinued operations	$(0.01)	$—	$(0.05)	$—
Cumulative per share effect of an accounting change to adopt SFAS No.142	—	—	—	(0.55)

Basic and diluted net loss per common share	$(0.29)	$(0.15)	$(0.81)	$(1.41)

10. Related Party Transactions

On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. The Company sells products and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provide administrative and other transitional services to the Company. Sales of products to Alcatel and Corning were $21.8 million and $0.4 million, respectively, during the period August 1, 2003 through March 31, 2004. Purchases of raw materials and components from Alcatel and Corning were $2.6 million and $21.2 million, respectively, during the period August 1, 2003 through March 31, 2004. As of March 31, 2004, the Company had paid $3.1 million and $2.0 million to Alcatel and Corning, respectively, for administrative and other transitional services. Amounts due from Alcatel and Corning were $16.5 million and $2.6 million, respectively, at March 31, 2004, which includes $10.3 million and $2.6 million, respectively, relating to receivables arising in the acquisition. Amounts due to Alcatel and Corning were $1.4 million and $1.7 million, respectively, at March 31, 2004.

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

Revenue by geographical area (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
United States	$14,001	$3,359	$37,797	$12,464
Europe	9,245	1,558	24,126	2,771
Rest of the World	6,858	483	13,140	717

	$30,104	$5,400	$75,063	$15,952

Long-lived assets by geographical area (in thousands):

	March 31,	June 30,
	2004	2003
United States	$23,100	$5,455
Europe	11,317	—

	$34,417	$5,455

Revenue by component (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Actives	$18,569	$5,350	$47,899	$14,602
Passives	11,535	50	27,164	1,350

	$30,104	$5,400	$75,063	$15,952

For the three months ended March 31, 2004, three customers accounted for 30%, 22%, and 15%, respectively, of net revenues, compared with one customer, which accounted for 73%, of net revenues for the same period in the prior fiscal year. For the nine months ended March 31, 2004, two customers accounted for 29% and 22%, respectively, compared with two customers which accounted for 51% and 14%, respectively, of net revenues for the same period in the prior fiscal year. No other customers accounted for more than 10% of net revenues for the three and nine months ended March 31, 2004.

12. Comprehensive Income and (Loss)

Foreign currency translation adjustments for the three and nine months ended March 31, 2004 were a loss of approximately $1.8 million and a gain of $4.4 million, respectively, resulting in a comprehensive net loss of $42.8 million and $94.8 million, respectively. In prior periods, the Company did not have other comprehensive income and loss.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this quarterly report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases, forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results”. The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

In August 2003, we entered into an Amended and Restated Asset Purchase Agreement with Vitesse Semiconductor Corporation. Pursuant to the purchase agreement, in August 2003 we acquired substantially all of the assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California, in exchange for 1.4 million shares of our common stock. The transaction was accounted for under the purchase method of accounting.

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

Subsequent to the acquisitions, we have been performing ongoing evaluations of our cost and operating structure and we are continuing to eliminate redundancies and reduce costs to improve our future financial performance. For example, in February 2004 we entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland. The operating results of the PLC business are reflected as discontinued operations in the accompanying consolidated statements of operations. Our continuing operations include the results of our Fiber Bragg Grating (“FBG”) product line, not included in the transaction, which were transferred to our Nozay, France location.

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

As a result of our acquisitions, our costs and operating expenses have significantly increased and will continue to be significantly higher in fiscal 2004 as compared to the prior fiscal year. As a result, our combined operations have substantially increased the rate at which Avanex utilizes its cash resources. We also anticipate that our revenue in fiscal 2004 will be significantly greater than our revenue in previous fiscal years due to these acquisitions.

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

Our revenues in the first nine months of fiscal 2004 were principally derived from the sales of our product portfolio, which was significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning, including our multiplexing, transmission and amplification products, which together accounted for 79% of net revenue for the nine months ended March 31, 2004. Our revenues for the first nine months of fiscal 2003 were principally derived from sales of PowerFilter, PowerMux and PowerExchanger, which together accounted for 88% of net revenue for the nine months ended March 31, 2003.

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

Stock Compensation. In connection with the grant of stock options to employees, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Moreover, in connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of unvested options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholders’ equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting.

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

Revenue Recognition. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Abstract 00-21, “Revenue Arrangements with Multiple Deliverables”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required.

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

In estimating obsolete and excess inventory, we currently use a six-month to twelve-month demand forecast depending upon visibility of demand from our customers. Prior to the first quarter of fiscal 2004, we used a three-month demand forecast, as visibility to our customers’ demand was limited. We also consider: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of our products, and (3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we may need to make additional write-offs of inventory in future periods.

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

Results of Operations

The results for the nine months ended March 31, 2004 include eight months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003 and seven months of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Net Revenue

Net revenue for the quarter ended March 31, 2004 was $30.1 million, compared to $5.4 million for the quarter ended March 31, 2003, an increase of $24.7 million, of which $22.1 million is attributable to additional net revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. The remaining increase of $2.6 million is primarily as a result of an increased customer base and increased sales to existing customers. In the quarter ended March 31, 2004, three customers each accounted for greater than 10% of net revenue and combined accounted for 67% of net revenue. This compares to one customer that accounted for greater than 10% of net revenue in the quarter ended March 31, 2003 and accounted for 73% of net revenue.

Net revenue for the nine months ended March 31, 2004 was $75.1 million, compared to $16.0 million for the nine months ended March 31, 2003, an increase of $59.1 million, of which $55.1 million is attributable to additional net revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. The remaining increase of $4.0 million is primarily as a result of an increased customer base and increased sales to existing customers. For the nine months ended March 31, 2004, two customers each accounted for greater than 10% of net revenue and combined accounted for 51% of net revenue. This compares to two customers that each accounted for greater than 10% of net revenue in the nine months ended March 31, 2003 and combined accounted for 65% of net revenue.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2004 was $36.3 million, compared to $6.7 million for the three months ended March 31, 2003, an increase of $29.6 million, of which $25.8 million is attributable to additional cost of revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. The remaining increase of $3.8 million is primarily due to a corresponding increase in revenues. A provision of $0.6 million for excess and obsolete inventory was recorded in the three months ended March 31, 2004, as compared to a provision of $0.3 million for the same period in the prior fiscal year. In the three months ended March 31, 2004, we sold inventory previously written-off with an original cost totaling $0.2 million due to unforeseen demand for such inventory, compared to $1.1 million for the same period in the prior fiscal year. Cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that include these components was similar to the selling price of products that did not include components that were written-off.

Cost of revenue for the nine months ended March 31, 2004 was $96.2 million, compared to $24.0 million for the nine months ended March 31, 2003, an increase of $72.2 million, of which $70.3 million is attributable to additional cost of revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. The remaining increase of $1.9 million is primarily due to an increase in revenues. A provision for excess and obsolete inventory of $0.9 million was recorded in the nine-month period ended March 31, 2004. In the nine-month period ended March 31, 2003, we recorded a provision for excess and obsolete inventory of $4.1 million which was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and the remaining $1.5 million was due to excess inventory as a result of decreased demand for our products. In each of the nine-month periods ended March 31, 2004 and 2003, we sold inventory previously written-off with an original cost totaling $1.0 and $3.0 million, respectively due to unforeseen demand for such inventory.

Our gross margin percentage improved to negative 21% for the quarter ended March 31, 2004 from negative 24% for the quarter ended March 31, 2003. The improvement is primarily due to a favorable product mix attributable to an increase in sales volume of our long haul product line, which includes certain inventory items with low product costs. Our gross margin percentage improved to negative 28% for the nine-month period ended March 31, 2004 from negative 49% for the nine-month period ended March 31, 2003. The overall improvement in gross margin percentage for the nine-month period ended March 31, 2004 was primarily due to the reduction in the provision for excess and obsolete inventory noted above, as well as the favorable product mix described above. Our gross margin percentage on net revenue resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse for the three and nine months ended March 31, 2004 was negative 17% and 28%, respectively. Our gross margins are and will be primarily affected by changes in mix of products sold including inventory items with low product costs, manufacturing volume, and changes in market prices. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses increased to $10.7 million for the quarter ended March 31, 2004 from $3.0 million for the quarter ended March 31, 2003 and increased to $31.2 million for the nine month period ended March 31, 2004 from $13.1 million for the nine month period ended March 31, 2003. The increase was primarily attributable to $21.1 million of costs associated with increased headcount and facilities-related expenses due to the acquisitions of the optical components business of Alcatel, Corning and Vitesse. As a percentage of revenue, research and development expenses decreased to 36% in the quarter ended March 31, 2004 from 56% for the quarter ended March 31, 2003, and decreased to 42% in the nine months ended March 31, 2004 from 82% for the nine months ended March 31, 2003 as a result of a combination of increased sales volume and efforts to reduce research and development expenses.

Sales and Marketing

Sales and marketing expenses increased to $5.1 million for the quarter ended March 31, 2004 from $1.9 million for the quarter ended March 31, 2003, an increase of $3.2 million, and increased to $14.5 million for the nine months ended March 31, 2004 from $4.7 million for the nine months ended March 31, 2003, an increase of $9.8 million. The increase in sales and marketing expenses resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was $2.4 million and $6.9 million for the three and nine months ended March 31, 2004, respectively. Increased tradeshow, marketing, headcount and facilities related expenses due to the acquisitions and a settlement with a distributor also contributed to the increase in sales and marketing expenses. As a percentage of revenue, sales and marketing expenses decreased to 17% in the quarter ended March 31, 2004 from 34% for the quarter ended March 31, 2003, and decreased to 19% in the nine months ended March 31, 2004 from 29% for the nine months ended March 31, 2003.

General and Administrative

General and administrative expenses increased to $7.8 million for the quarter ended March 31, 2004 from $2.4 million for the quarter ended March 31, 2003, an increase of $5.4 million, and increased to $19.3 million for the nine month period ended March 31, 2004 from $7.2 million for the nine month period ended March 31, 2003, an increase of $12.1 million. The increase in general and administrative expenses resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse was $3.1 million and $7.6 million for the three and nine months ended March 31, 2004, respectively. Costs associated with increased headcount and facilities related costs due to the acquisitions and payments related to settlement of claims contributed to the increase in general and administrative expenses. As a percentage of revenue, general and administrative expenses decreased to 26% in the quarter ended March 31, 2004 from 45% for the quarter ended March 31, 2003, and decreased to 26% in the nine months ended March 31, 2004 from 45% for the nine months ended March 31, 2003.

Stock Compensation/(Benefit)

Stock compensation expense increased to $0.1 million for the quarter ended March 31, 2004 from a benefit of $2.3 million for the quarter ended March 31, 2003 and increased to $0.7 million for the nine-month period ended March 31, 2004 from a benefit of $0.7 million for the nine month period ended March 31, 2003. From inception through March 31, 2004, we have expensed a total of $102.5 million of stock compensation, leaving an unamortized balance of $0.7 million on our March 31, 2004 unaudited condensed consolidated balance sheet. The increase in stock compensation expense for the three and nine-month period ended March 31, 2004 was primarily attributable to the absence of reversed amortized stock-based compensation expense relating to former executive officers that left the Company during the quarter ended March 31, 2003.

Amortization of Intangibles

Amortization of intangibles for the quarter ended March 31, 2004 increased to $1.3 million compared to zero for the quarter ended March 31, 2003 and increased to $3.3 million for the nine month period ended March 31, 2004 compared to $0.2 million for the nine month period ended March 31, 2003. The increase was due to the amortization of the intangibles assumed due to the acquisitions in fiscal 2004. The intangible balance on our condensed consolidated balance sheet as of March 31, 2004 was $16.1 million.

Restructuring Charges

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

During fiscal 2003, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. We also continued to downsize our workforce, primarily in our manufacturing operations and further consolidated our facilities in Fremont, resulting in net restructuring charges of $4.8 million and $22.5 million for the three and nine months ended March 31, 2003.

During the third quarter of fiscal 2004, we announced and implemented several additional restructuring programs throughout the organization, resulting in net restructuring charges of $9.1 million. Restructuring charges for the nine months ended March 31, 2004 were $8.6 million, which include the charges noted above, offset by $0.5 million relating to sales of previously abandoned equipment.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.6 million for each of the quarters ended March 31, 2004 and 2003 and $2.3 million for the nine month period ended March 31, 2004 and $1.9 million for the nine month period ended March 31, 2003. The increase in interest and other income, net was primarily due to an increase in our cash and cash equivalents and investment balances due to the cash acquired in acquisitions.

Discontinued Operations

In February 2004, we entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in our acquisition of Alcatel Optronics in the first quarter of fiscal 2004. For the three and nine months ended March 31, 2004, we have recorded a net loss from discontinued operations of $1.3 million and $6.1 million, respectively.

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

In connection with the acquisitions of the optical components business of Alcatel and Corning on July 31, 2003, Corning and Alcatel contributed cash, cash equivalents and short-term investments of $128.6 million and we assumed liabilities of $132.1 million.

In November 2003, we entered into a securities purchase agreement pursuant to which the investors named therein purchased, in the aggregate, 6,815,555 shares of our Common Stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of Common Stock, the investors were issued rights which were exercisable for up to an additional 1,363,116 shares of our Common Stock at $4.63 per share. During the third quarter of fiscal 2004, shares of Common Stock of 193,584 were issued upon the exercise of certain of such rights. The remainder of these rights expired on March 16, 2004.

In February 2004, we entered into a securities purchase agreement pursuant to which the purchasers named therein purchased, in the aggregate, 7,319,761 shares of our Common Stock at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction will amount to approximately $38.7 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of Common Stock, the investors were issued rights which are exercisable for up to an additional 1,463,954 shares of our Common Stock at $5.49 per share, representing approximately $8.0 million in proceeds if the rights are exercised in full for cash. These rights are scheduled to expire on June 9, 2004.

As of March 31, 2004, we had cash and cash equivalents and short-term investments of $107.4 million and long-term investment holdings of $73.5 million.

Net cash used in operating activities was $139.1 million for the nine months ended March 31, 2004, primarily reflecting a net loss, payments of restructuring costs and warranty repair costs, purchases of inventories, and additional trade receivables related to increased sales volume. Our use of cash was primarily offset by non-cash charges related to depreciation, amortization of intangibles, and the provision for doubtful accounts, and an increase in accounts payable primarily related to inventory purchases and other operating expenses in connection with the increased business from our acquisitions. Net cash used in operating activities was $26.4 million for the comparable period of fiscal 2003, primarily reflecting a loss from operations, a decrease in accrued expenses, deferred revenue and warranty and an increase in inventory offset by a decrease in accounts receivable and an increase in accounts payable and accrued restructuring. Our use of cash was primarily offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, stock compensation expense, non-cash restructuring charges, merger expenses and cumulative effect of an accounting change.

Cash provided by investing activities was $101.5 million for the nine months ended March 31, 2004. Cash provided by investing activities was primarily the result of the cash acquired due to the acquisitions of the optical components businesses of Alcatel and Corning offset by net purchases of investment securities, our $4.4 million investment in Gemfire, and purchases of property and equipment. Cash provided by investing activities was $32.9 million for the comparable period of fiscal 2003, primarily the result of maturities of investment securities, net of purchases of held-to-maturities securities, offset by costs incurred related to the proposed merger with Oplink.

Cash provided by financing activities was $65.0 million for the nine months ended March 31, 2004, primarily due to proceeds from our two recent private placements of Common Stock and the exercise of investment rights issued in the private placements (see Note 7) and borrowings under financing arrangements offset by payments on short term borrowings, long term-debt and capital lease obligations. Cash used in financing activities was $5.6 million for the comparable period of fiscal 2003, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings, offset by proceeds from short-term borrowings, cash payments received from stockholders’ notes receivable and the proceeds from issuance of common stock.

Our principal source of liquidity as of March 31, 2004 consisted of $180.9 million in cash, cash equivalents, short-term and long-term investments. Additionally, we renewed a revolving line of credit from a financial institution, which allows maximum borrowings up to $20.0 million through December 31, 2004, of which $0.5 million was drawn down and $4.8 million was pledged to secure letters of credit at March 31, 2004. The line of credit requires us to comply with specified financial and non-financial covenants. We were in compliance with all the covenants at March 31, 2004. The renewed line bears interest at the prime rate plus 1.25%. At March 31, 2004 the effective interest rate was 5.25%. We have pledged all of our assets as collateral for this line. We believe that if we are unable to renew the line of credit subsequent to December 31, 2004, it will not have a significant impact on our liquidity.

From time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital. Although we believe that our current cash and cash equivalents, short-term and long-term investment balance will be sufficient to fund our operations for at least 12 months, we cannot assure that we will not seek additional funds through public or private equity or debt financing or from other sources within this time frame or that additional funding, if needed, will be available on terms acceptable to us, or at all.

Our contractual obligations and commitments have been summarized in the tables below (in thousands):

	Contractual Obligations
	Due by Period
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$1,111	$590	$521	$—	$—
Capital lease obligations	11,674	5,049	4,784	1,841	—
Operating leases	38,904	7,192	13,711	11,138	6,863
Unconditional purchase obligations	5,098	5,098	—	—	—

Total contractual cash obligations	$56,787	$17,929	$19,016	$12,979	$6,863

	Other Commercial Commitments
	Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
	Committed	1 year	1-3 years	4-5 years	years
Line of credit	$546	$546	$—	$—	$—
Standby letters of credit	4,830	4,830	—	—	—

Total commercial commitments	$5,376	$5,376	$—	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of March 31, 2004, we had approximately $5.1 million of purchase obligations, none of which is included on our balance sheet in accounts payable.

Under operating and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $13.9 million and $20.6 million in current and long-term restructuring accruals, respectively, for the abandoned facilities and capital leases relating to excess equipment as of March 31, 2004.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

Market conditions in the telecommunications industry may significantly harm our financial position.

We sell our products primarily to a few large customers in the telecommunications industry for use in infrastructure projects. In the past few years, there has been a significant reduction in spending for infrastructure projects in the telecommunications industry. Certain large telecommunications companies who were customers or potential customers of ours have suffered severe business setbacks and face uncertain futures. There is currently a perception that an oversupply of communications bandwidth exists. This perceived oversupply, coupled with the current economic environment, may lead to the continuation of lower telecommunications infrastructure spending, and our customers may continue to cancel, defer or significantly reduce their orders for our products. Reduced infrastructure spending has caused and may continue to cause increased price competition, resulting in a decline in the prices we charge for our products. If our customers and potential customers continue to constrain their infrastructure spending, or if the prices we charge continue to decline, our revenues may be adversely affected

We have a history of losses, and such losses are likely to continue if we are unable to increase our revenues and further reduce our costs.

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of March 31, 2004, we had an accumulated deficit of $489 million. Also, for the quarter ended March 31, 2004 and several previous quarters, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings, equipment lease financings, and other strategic transactions. Although we implemented cost reduction programs in fiscal 2003 and fiscal 2004, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel, Corning and Vitesse have substantially increased the rate at which Avanex utilizes its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

Difficulties in integrating our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse could adversely impact our business.

We completed the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse in 2003. These acquisitions are the largest acquisitions we have completed, and the complex process of integrating these businesses has required, and will continue to require, significant resources. Integrating the businesses acquired from Alcatel, Corning and Vitesse has been and will continue to be time consuming and expensive. Failure to achieve the anticipated benefits of these acquisitions or to successfully integrate the operations of the acquired businesses could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	expected synergistic benefits from the acquisitions, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

•	potentially incompatible cultural differences between the businesses;

•	incorporating technology and products acquired from Alcatel, Corning and Vitesse into our current and future product lines;

•	generating market demand for an expanded product line;

•	integrating products acquired from Alcatel, Corning and Vitesse with our business;

•	geographic dispersion of operations;

•	integrating technical teams acquired from Alcatel, Corning and Vitesse with our engineering organization;

•	some of Alcatel’s, Corning’s and Vitesse’s suppliers, distributors, customers and licensors are our competitors or work with our competitors, and as a result may terminate their business relationships with us; and

•	our inability to retain previous customers or employees of Alcatel, Corning and Vitesse.

We currently employ approximately 1,000 employees, primarily located in California, New York, France and Italy. Prior to the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, most of our employees had been based at or near our headquarters in Fremont, California. As a result, we face challenges inherent in efficiently managing a large number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

We have incurred and expect to continue to incur significant costs and commit significant management time integrating the operations, technology, development programs, products, information systems, customers and personnel of the businesses acquired from Alcatel, Corning and Vitesse. These costs have been and will likely continue to be substantial and include costs for:

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	the mix of our products sold, including inventory items with low product costs;

•	our ability to control expenses

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity, and particularly to limit excess capacity commensurate with the volatile demand levels for our products;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processor solutions and products, including competitors with substantially greater resources than we have;

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

•	new product introductions that may result in increased research and development expenses and sales and marketing expenses that are incurred in one quarter, with revenues, if any, that are not recognized until a subsequent or later quarter;

•	the unpredictability of customer demand and difficulties in meeting such demand; and

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party.

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development, and general and administrative functions, is fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Our results for one quarter should not be relied upon as any indication of our future performance. It is possible that in future quarters our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.

We rely on a limited number of customers for a substantial portion of our revenue, and any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

To date we have depended upon a small number of customers for a substantial portion of our revenue. Two customers accounted for an aggregate of 51% of our net revenue in the nine months ended March 31, 2004. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

We have a limited operating history, which makes it difficult to evaluate our prospects.

We are in the optical systems and components industry. We were first incorporated in October 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our industry and affect our business. The revenue and income potential of the optical systems and components industry, and our business in particular, are unproven. As a result of our limited operating history, we have limited financial data that can be used to evaluate our business. Our prospects must be considered in light of the risks, expenses and challenges we might encounter because we are in a new and rapidly evolving industry.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, or on a timely basis. In addition, the introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. To the extent customers defer or cancel orders for existing products due to the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to competitive products, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

The vigorous competition in the optical components industry has led to the continued erosion of sales prices, and the failure to develop new products that are less susceptible to price competition may adversely affect our business.

Competition in the optical systems and components industry has contributed to substantial price-driven competition. As a result, sales prices for specific products have tended to decrease over time at varying rates, in some instances significantly. Price pressure is exacerbated by the rapid emergence of new technologies and the evolution of technical standards, which can greatly diminish the value of products relying on older technologies and standards. In addition, the current economic and industry environment in the telecommunications sector have increased pricing pressures in fiscal 2003 and the first three quarters of fiscal 2004. Pricing pressures are expected to continue for the foreseeable future, which may continue to adversely affect our operating results.

We expect competition in our industry to increase, and if we are unable to compete successfully our revenues could decline further and harm our operating results.

We believe that our principal competitors in the optical systems and components industry include Bookham Technology, DiCon Fiberoptics, Finisar, Fujitsu, Hitachi Cable, Opnext, Inc., JDS Uniphase, NEC, Oplink Communications, and Triquint

Semiconductor. We may also face competition from companies that choose to expand into our industry in the future.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue because of our revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margins and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected manufacturing yields could delay product shipments and further impair our gross margins. We may need to develop new manufacturing processes and techniques that will involve higher levels of automation to improve our gross margins and achieve the targeted cost levels of our customers. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

If we are unable to accurately forecast component and material requirements, our results of operations will be adversely affected.

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2003, and June 30, 2002 were primarily the result of our inability to anticipate the sudden decrease in demand for our products. Cumulatively, we have recorded $49.4 million of inventory write-offs since our inception. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the fiscal quarter ended March 31, 2004, our gross margin percentage was negative 21%. Because the majority of our manufacturing costs are relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales negatively impacts our gross margin. In addition, over our limited operating history, the average selling prices of our products have decreased, and we expect this trend to continue. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could adversely impact our business, financial condition and results of operations. If we are unable to generate positive gross margin in the future, our cash flows from operations will be negatively impacted and we would be unable to achieve profitability.

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

As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. This expansion has required and will continue to require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to maintain international market demand for our products. We currently have little experience in manufacturing, marketing and distributing our products internationally. In addition, international operations are subject to inherent risks, including, without limitation, the following:

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

Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks throughout the world, including the continuation or potential worsening of the current global economic environment , the economic consequences of additional military action and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. We cannot be certain that the insurance we maintain against fires, floods and general business interruptions will be adequate to cover our losses for such events in any particular case.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, software, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. We cannot assure that any patent applications or issued patents will protect our proprietary technology, or that any patent applications or patents issued will not be challenged by third parties. Our intellectual property also consists of trade secrets, which require more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

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

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain a necessary third-party license required to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could prevent us from operating our business. For example, Alcatel currently holds patent cross licenses with various third parties that may be applicable to the optical components business we acquired from Alcatel. We cannot guarantee that we will be able to obtain these patent licenses from these third parties, or that we will be able to obtain these licenses on favorable terms. If we are not able to obtain licenses from these third parties, then we may be subject to litigation to defend against infringement claims from these third parties. In addition, we license certain proprietary technology from Fujitsu related to its proprietary virtually imaged phased array technology, which is critical to our PowerShaper VIPA product. The license agreement expires, unless earlier terminated, when the latest issued patent covered by the agreement expires. Currently, the latest expiring United States patent covered by the agreement will expire on June 18, 2018. The license agreement is also subject to termination upon the acquisition of more than a 50% interest in us by certain major communications system suppliers. Thus, if we are acquired by any of these specified companies, we will lose this license. The existence of this license termination provision may have an anti-takeover effect in that it would discourage those specified companies from acquiring us.

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

In addition, Alcatel and Corning own shares of Avanex common stock representing 24.7% and 15.0%, respectively, of the outstanding shares of Avanex common stock as of May 7, 2004. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

We have one equipment loan with a fixed rate of interest of 9.4% with remaining principal and interest payments of $0.3 million from March 31, 2004, and a software financing arrangement with a fixed rate of interest of 5.2% with remaining principal and interest payments of $0.9 million from March 31, 2004.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by us (in thousands):

As of March 31, 2004:

	Periods Ending
	March 31,		Total	Fair
			Amortized	Market
	2005	2006	Cost	Value
Held-to-maturity securities	$61,743	$73,502	$135,245	$134,887
Average interest rate	2.6%	2.1%

As of June 30, 2003:

	Years Ending
	June 30,		Total	Fair
			Amortized	Market
	2004	2005	Cost	Value
Held-to-maturity securities	$76,952	$47,063	$124,015	$124,340
Average interest rate	2.2%	2.2%

Exchange Rate Risk

We have operations in the United States, France, and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

We attempt to minimize our currency exposure risk through working capital management and by maintaining a euro-denominated, highly liquid investment account to fund operations in France and Italy. At March 31, 2004, the balance in our euro-denominated investment account was $36.4 million. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 16, 2004, we issued a warrant to purchase up to 60,000 shares of our Common Stock at an exercise price of $7.39 per share in connection with the renegotiation of a lease for certain facilities in Newark, California that we no longer use. The issuance of the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 13, 2004, we issued 7,319,761 shares or our Common Stock in connection with a securities purchase agreement at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction amounted to approximately $38.7 million after payment of fees to financial and legal advisors and other direct costs. In addition, the purchasers were issued rights, which are exercisable for up to an additional 1,463,954 shares our Common Stock at a price of $5.49 per share, and which are scheduled to expire on June 9, 2004. The issuance of the Common Stock and rights was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits:

10.1	Securities Purchase Agreement, dated as of February 11, 2004, between Avanex Corporation and the purchasers named therein (which is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2004).

10.2	Form of Additional Investment Right (which is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 13, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     (i) On February 2, 2004, the Registrant filed a current report on Form 8-K furnishing pursuant to Item 12 its press release regarding its financial results for the second quarter ended December 31, 2003.

     (ii) On February 13, 2004, the Registrant filed a current report on Form 8-K reporting pursuant to Items 5 and 7 that it had entered into a securities purchase agreement with certain purchasers.

     (iii) On March 1, 2004 the Registrant filed a current report on Form 8-K pursuant to Items 2 and 7 regarding the acquisition of all of the outstanding equity of Alcatel Optronics France SA and its purchase of certain assets of the photonic technologies business of Corning Incorporated. The following financial statements were filed as exhibits to this current report:

99.1	Unaudited Pro Forma Condensed Combined Financial Information of Avanex Corporation, the Optronics Division of Alcatel and the Optical Components Business of Corning for the six months ended December 31, 2003 and for the year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)
By:	/s/ LINDA REDDICK

Linda Reddick Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer) Date: May 17, 2004

EXHIBIT INDEX

10.1	Securities Purchase Agreement, dated as of February 11, 2004, between Avanex Corporation and the purchasers named therein (which is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2004).

10.2	Form of Additional Investment Right (which is incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 13, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.