Form 10-K
period 2004-06-30
AVANEX CORP
filed 2004-09-13
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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

Common Stock, $0.001 par value

Preferred Share Rights (currently attached to and trading only with Common Stock)

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of December 31, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $360,600,000 based upon the closing price on the Nasdaq National Market reported for such date. As of September 7, 2004, the Registrant had 143,890,125 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement that will be filed with the Commission pursuant to Section 14(a) in connection with the 2004 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended June 30, 2004.

AVANEX CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases you can identify forward-looking statements by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results” beginning on page 29. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are a global provider of cost-effective, high-performance photonic processing solutions that enable optical communications networks to achieve next-generation performance.

Our photonic processing solutions are used by telecommunications system integrators and their network carrier customers to enhance system performance and increase network speed and efficiency. Communications network carriers are deploying fiber optic transmission systems to improve the networks’ ability to transmit and manage the high volume of voice, video and data traffic generated by the growth of the Internet and other bandwidth intensive applications. Fundamentally, photonic processing technologies allow for data to be transmitted on fiber optic networks. More specifically, these technologies generate and receive wavelengths of light, increase the number of wavelengths of light that can travel on fiber optic networks, and extend the distance an optical signal can travel without electrical regeneration, a process which adds expense and complexity to network transmission systems. Our photonic processor solutions perform optical signal processing and influence systems architecture. Our photonic processor solutions include discrete devices, modules or sub-systems with built-in optical processing algorithms.

In May 2003, we entered into a Share Acquisition and Asset Purchase Agreement with Alcatel and Corning Incorporated. Pursuant to the purchase agreement, in July 2003, we acquired all of the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, and Alcatel assigned and licensed certain intellectual property rights to us. We also entered into a supply agreement with Alcatel whereby Alcatel agreed to purchase seventy percent (70%) of its requirements for certain qualified products from us for a period of three years, subject to certain requirements. In addition, we acquired certain assets of the optical components business of Corning, and Corning assigned and licensed certain intellectual property rights to us. As a result of these acquisitions we acquired approximately 1,117 employees and manufacturing operations located in Nozay, France; San Donato, Italy; Livingston, UK; and Erwin Park, New York. Pursuant to the purchase agreement, we issued shares of our common stock to Alcatel and to Corning representing 28% and 17%, respectively, of the outstanding shares of our common stock on a post-transaction basis. In August 2003, we entered into an agreement to acquire certain assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California. Pursuant to the agreement, in August 2003 we acquired substantially all of the assets of Vitesse’s Optical Systems Division in exchange for approximately 1.2 million shares of our common stock. This acquisition enhanced our presence in transponders and expanded our product offerings in subsystem products. In February 2004 we entered into a share acquisition agreement with Gemfire Corporation pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland. Our continuing operations include the results of our Fiber Bragg Grating (“FBG”) product line, not included in the transaction, which were transferred to our Nozay, France location.

We were incorporated in October 1997 as a California corporation, and in January 2000, were reincorporated as a Delaware corporation. Our principal executive office is located at 40919 Encyclopedia Circle, Fremont, CA 94538. Our telephone number is 510-897-4188, and our Internet home page is located at www.avanex.com; however, the information on, or that can be accessed through, our website is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Avanex and the Avanex logo are registered trademarks of Avanex Corporation. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of us and other companies.

Industry

In response to growing bandwidth demand and a desire to decrease system costs, telecommunications service providers are deploying new or upgraded communications networks. Among other things, telecommunications service providers are upgrading the transport medium from copper-based electrical transmission to fiber-based optical transmission. Because of its inherent superiority in capacity, signal quality, and transmission speed, optical transmission has become the preferred medium of voice, video and data communication.

Optical transmission technology transfers voice, data and video in the form of light signals along optical fibers. Optical systems convert electrical signals into specific wavelengths of laser-generated light. The light signals transmit through glass fibers, which are bundled to create fiber optic cable. Beyond lasers, many other optical components and subsystems are utilized within optical networks to generate, clean, amplify, isolate, channel, or otherwise enhance the signal.

The telecommunications industry experienced substantial growth during the late 1990s through 2000, characterized by rapid and considerable expansion of fiber optic networks. Telecommunications service providers purchased optical transport systems and related devices in anticipation of a continued rapid increase in demand for bandwidth. In the past few years, there has been a significant reduction in spending for infrastructure projects in the telecommunications industry. While bandwidth demand continues to increase, as evidenced by growing demand for broadband access technologies, and increasing Internet usage, it has grown at a significantly slower pace than previously anticipated. As a result, telecommunications service providers acquired excess inventories of optical systems and devices that now create a barrier to new sales opportunities for certain products.

This situation has created challenges for vendors in the optical communications industry. Due to decreased unit shipments and the resulting competition for fewer opportunities, average selling prices have declined. In order to support their preferred suppliers and reduce their supply chain complexity, buyers have begun to consolidate their supply chains. These changes, coupled with the increasing difficulty of supporting operating costs, have led to increased consolidation throughout the industry. Fewer companies now compete for a significantly smaller market.

Over the past year, the optical components and subsystems industry has experienced a slight increase in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently disclosed that they plan to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks (FTTH) significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of an industry recovery and the potential impact to our business from these and any new deployment initiatives.

Products

Our product portfolio is organized into two product groups: Active Optical Solutions and Passive Optical Solutions. These product groups consist of six solution categories: Transmission, Amplification, and Network Managed Subsystems, which are Active Optical Solutions, and Multiplexing and Signal Processing, Dispersion Compensation, and Switching and Routing, which are Passive Optical Solutions. Within each of these solution categories, we have numerous products to address the needs of our customers.

Active Optical Solutions

Transmission. The Transmission family includes products that transmit and receive signals, including laser diodes, avalanche photo detectors and photodiodes with or without integrated transimpedance amplifiers, modulators, transponders, transmitters and receivers.

Amplification. The Amplification family includes products that optically amplify signals. These include pump lasers, pump beam stabilizers, gain flattening filters, dynamic gain equalizers, erbium doped fiber amplifiers, Raman amplifiers, and semiconductor optical amplifiers.

Network Managed Subsystems. The Network Managed Subsystems family includes products that interface directly with other network elements using network level protocols. These products include network-managed versions of our multiplexing, amplification, and switching and routing products.

Passive Optical Solutions

Multiplexing and Signal Processing. The Multiplexing and Signal Processing family includes products that add and drop optical wavelengths to a signal without reconversion to an electrical signal, or wavelength division multiplexing, including products based on thin film filter, fiber Bragg grating, or FBG, planar and interleaver technologies.

Dispersion Compensation. The Dispersion Compensation family includes products that compensate for dispersion and dispersion slope in transmission systems. This includes fixed and tunable products based on dispersion compensating fiber, cascaded Giles Tourneau etalon, and FBG.

Switching and Routing. The Switching and Routing family includes products that provision wavelengths at intermediate nodes in a transmission system. This includes fixed optical add/drop multiplexing, or OADM, products based on thin film filter, FBG, planar and interleaver technology, dynamic products combining variable optical attenuators and detectors, and reconfigurable products for reconfigurable OADM including our wavelength blocker and routing products based on liquid crystal and planar technologies.

Competition

The optical communications transport markets are new and rapidly evolving. We expect these markets to continue to be highly competitive in the future.

We believe that our principal competitors in the optical systems and components industry include Bookham Technology, DiCon Fiberoptics, Eudyna, Finisar, Fujitsu, Hitachi Cable, JDS Uniphase, NEC, Oplink Communications, Opnext and Triquint Semiconductor. We differentiate ourselves from our competitors by offering higher levels of customer value through cost-effective collaborative system design, technology innovation, superior optical/mechanical performance, and higher-orders of integration and customization. We believe the principal competitive factors upon which we compete with our competitors include selling price, breadth of product line, availability, performance, product reliability and innovation. We believe that we compete favorably with our competitors with respect to the foregoing factors. However, we cannot assure you that we will be able to compete successfully against either current or future competitors.

Consolidation in the optical systems and components industry could intensify the competitive pressures that we face. For example, three of our historical competitors, JDS Uniphase, SDL, and E-Tek Dynamics have merged over the past several years to become a single, larger competitor. More recently, Bookham Technology acquired the optical components business of Nortel and Marconi and has since become a stronger competitor, and Finisar has announced that it has entered into an agreement to acquire the fiber optics business of Infineon Technologies.

We may also face competition from companies that may expand into our industry in the future and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “II. Market and Competitive Risks”.

Research and Development

We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel. Our research and development activities are focused on developing new and enhanced passive and active optical components and integrated subsystem products, which incorporate multiple optical functions, offer advanced control electronics and software, and provide network-ready interfaces. To accomplish this, our research and development team possesses expertise in the areas of passive and active optical components, micro-optic and integrated-optic design, as well as electronics, firmware, and software. Most of our effort is directed toward the realization of products with near-term revenue potential, but we do continue to invest in new technological platforms to ensure our continued competitiveness in the future.

Our research and development expenses totaled $41.7 million for the fiscal year ended June 30, 2004, $16.2 million for the fiscal year ended June 30, 2003, and $24.1 million for the fiscal year ended June 30, 2002. The increase in spending from fiscal year 2003 to fiscal year 2004 is primarily attributable to the expanded activities resulting from our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse during fiscal 2004. There was an increase in R&D spending between the first and second quarters of fiscal year 2004 because the impact of our newly acquired businesses did not coincide with the beginning of the first quarter. Over the course of fiscal year 2004 (excluding the first quarter) we have reduced R&D expenditures by taking advantage of internal consolidation opportunities presented by our acquisitions and better aligning our resources with the available market opportunities. As of June 30, 2004, we employed 226 people in our research and development groups in Fremont, California; Erwin Park, New York; Nozay, France; and San Donato, Italy.

During fiscal year 2004, we saw an increase in the number of customers purchasing integrated subsystem products as well as an increase in the complexity of such products with existing customers. We continue to invest in such products, as we believe applications for these types of products are important to our customers. For risks associated with our research and development efforts, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “IV. Operations and Research and Development Risks”.

Sales and Marketing

We primarily market our products to telecommunications system integrators and their network carrier customers. Our marketing efforts are centered on demonstration of, and education about, our products’ performance at trade shows and through customer site visits, continued publicity through paid advertising, direct mail and Internet-based communication and promotion. We sell and market our products through a combination of direct sales, distributors and representatives.

As of June 30, 2004, our direct sales organization consisted of seventeen sales account managers in the United States, Europe and Asia supported by application engineers and product line managers. We focus our direct sales efforts on service providers and telecommunications systems manufacturers. The direct sales account managers cover the market on an assigned-account basis and work as a team with systems engineers and product line managers. As of June 30, 2004 our direct sales organization consisted of 82 people.

In order to further our international sales objectives, we have established relationships with one distributor in Europe and three distributors in Japan. Additionally, we have relationships with supplier manufacturer representatives, one in China and one in Korea, three sales representatives in North America and one sales representative in Israel. These distributors and representatives have expertise in distributing complex telecommunications equipment in their markets and provide basic support required by our customers. We believe that these support services are essential to developing and maintaining long-term relationships with our customers. We deliver these services directly to major customers and indirectly through our distributors and representatives.

While we have diversified our customer base, we expect that a substantial proportion of our sales will continue to be concentrated with a limited number of customers. During fiscal year 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 61% of our fiscal year 2004 net revenue. During fiscal year 2003, Cisco Systems (including sales to its contract manufacturers), and Sorrento Networks (acquired by Zhone Technologies in 2004) each accounted for greater than 10% of our net revenue, and combined accounted for 69% of our fiscal year 2003 net revenue.

A summary of our financial information by geographic location is found in Note 15 in the Notes to Consolidated Financial Statements.

Backlog

Backlog consists of written purchase orders for products which have shipment dates within the following 12 months. As of June 30, 2004, our backlog was approximately $25.2 million as compared to $3.2 million at June 30, 2003. This increase is primarily attributable to increased sales volume associated with our acquisitions of the optical components businesses of Alcatel and Corning. Orders in backlog are firm, but are subject to customers’ cancellation or rescheduling. Because of possible changes in product delivery schedules and cancellation of product orders, and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. As a result of the current economic uncertainty, our ability to translate our backlog into sales has been and is likely to continue to be adversely affected by order cancellation and rescheduling. Consequently, during this period of industry uncertainty, we caution that our announced backlog may not be a reliable indicator of future sales or the level of future orders.

Manufacturing

During fiscal year 2004, we performed optical sub-assembly, final integration, and shipped our products from both contract manufacturers and our own facilities in Fremont, California; Erwin Park, New York; Livingston, Scotland; Nozay, France and San Donato, Italy. We no longer manufacture products in our former facility in Scotland following its sale to Gemfire Corporation. Our in-house manufacturing capabilities included product design, optical assembly, optical, mechanical, and electronic integration of final products, and thorough testing of all final components, sub-assemblies and products. We continue to operate our wafer fabrication plants in Nozay, France and San Donato, Italy producing chips for a variety of products such as lasers, detectors, pump lasers and modulators.

The manufacturing of photonic solutions requires the use of a highly skilled workforce performing critical functions such as optical assembly, optical alignment, soldering, component integration and testing. During fiscal year 2004, we continued to focus our resources on maintaining the quality of our workforce, and improving cycle time, data collection, and production yields. In order to lower our labor costs, expand our capacity and increase our flexibility in manufacturing, during fiscal year 2004 we utilized the services of contract manufacturers, both in China and Thailand, to manufacture a portion of our products for us. Although we are aggressively pursuing our manufacturing strategy to outsource many of our high volume key components and products, outsourced manufacturing requires considerable attention of management and is expensive to implement. We still retain the expertise to manage an interruption in supply from these external sources for the majority of our products. In the future, we plan to manufacture increasingly greater proportions of our products through contract manufacturers.

The downturn in the fiber optics market has greatly increased available capacity at our suppliers and in many cases has reduced lead times. However, we currently purchase several key components used in our products and equipment from single or limited sources of supply, including Browave, Corning, Fabrinet, JDS Uniphase, Koncent, and Lightconnect. These key components include lasers, variable optical attenuators, thin film filters, gain flattening filters, and optical fiber. We have limited supply arrangements with some of these suppliers and we typically purchase our components and equipment through purchase orders. For risks associated with our manufacturing strategy, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “IV. Operations and Research and Development Risks”.

Quality

Our quality policy reinforces our commitment to deliver industry-leading products, on-time, that meet or exceed customer expectations. This policy is based on the mission and values of Avanex as a leading supplier to the industry, and is implemented and communicated throughout the organization, beginning with senior management. We have established a quality assurance system to continuously improve our ability to ensure that our customers’ requirements are consistently met, in compliance with the International Standard ISO 9001: 2000 as certified by Det Norske Veritas, a leading international registrar to the ISO standards.

Our quality assurance system also covers product reliability, assuring functional performance throughout and beyond the expected useful life of the product. Our product reliability policy forms a framework for product design and development, which is based on national and international standards for qualification, safety, compatibility, reliability and regulatory compliance.

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

All of our sites are currently certified or registered to ISO 9001 standards. We will continue to refine our quality processes to ensure that we maintain our high standards of product quality and customer satisfaction and adhere to our mission and values.

Patents and Intellectual Property

As of June 30, 2004, we held approximately 482 U.S. patents and approximately 897 foreign patents (issued and pending). We are reviewing our patent portfolio and identifying patents that are no longer relevant to our business, which we may abandon, sell, or license. Our intellectual property also includes trade secrets, trademarks, and copyrights. We do not expect to maintain or enhance our market position primarily through the exercise of our intellectual property rights because the rapid evolution of technology and the wide distribution of patents in our industry preclude such market positioning through intellectual property. We will pursue opportunities to license intellectual property if we believe we can be adequately compensated or if there is the potential for a beneficial cross-license agreement.

Our material patents cover a broad range of photonics and optical communications products and technologies. These technologies are incorporated into our products and are covered by patents that expire between June 2018 and August 2022.

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

In addition, we have been granted licenses to use other intellectual property, including patents, of Alcatel, Corning and various other third parties. For risks associated with our patents and intellectual property, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “V. Intellectual Property and Litigation Risks”.

Employees

As of June 30, 2004, we employed 963 people, including 543 in manufacturing, 226 in research and development, 82 in sales and marketing, and 112 in general and administrative capacities. These employees are primarily located in California, New York, France and Italy.

As of June 30, 2004, approximately 500 of our employees worldwide were represented by labor unions or labor organizations. Approximately 100 employees located in New York are represented by the American Flint-Glass Workers Union AFL-CIO, including Local Union No. 1000, and approximately 400 of our employees located in Europe are represented by labor organizations.

We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel.

ITEM 2. PROPERTIES

We lease two buildings that total approximately 145,000 square feet, in Fremont, California. One building, which we occupy, is approximately 54,000 square feet of office, research and development and manufacturing space, and serves as our corporate headquarters. A second building, which we do not occupy, is approximately 91,000 square feet and is substantially available for sublease. These leases expire on August 31, 2019 and March 31, 2010, respectively.

We also lease approximately 110,000 square feet of additional space in two buildings in Newark, California. One building is approximately 48,000 square feet and the second building is approximately 62,000 square feet. The lease on these two buildings expires on November 30, 2010. We do not currently occupy these buildings, and we are attempting to sublease them. During fiscal 2004, we restructured and reduced the related lease obligation on these leases, and terminated a lease for approximately 44,000 square feet of space in one building in Richardson, Texas.

In addition to our facilities in California, we also lease properties consisting of approximately 202,000 square feet in Nozay, France; 171,000 square feet in San Donato, Italy; and 279,000 square feet in Erwin Park, New York. These leases expire on July 31, 2012, December 31, 2008, and July 31, 2005, respectively.

We believe that existing facilities are adequate for our needs. We are currently evaluating the most appropriate use of our existing facilities and the possibility of subleasing a portion of our space to third parties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against us in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims are likely to have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. A stipulation of settlement for the claims against the issuer defendants, including Avanex, has been submitted to the court. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our 2004 fiscal year.

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of August 31, 2004 are as follows:

Name	Age	Position
Walter Alessandrini	57	Chairman of the Board of Directors
Jo S. Major, Jr.	42	President and Chief Executive Officer
Linda Reddick	49	Chief Financial Officer
Giovanni Barbarossa	43	Chief Technology Officer and Vice President, Product Development
Anthony Florence	61	Vice President, Corporate Affairs
Paul Negus	49	Vice President, Operations
Brian Kinard	40	Chief Governance Officer, General Counsel and Vice President, Legal Affairs
Jaime Reloj	37	Vice President, Sales
Mark Weinswig	31	Vice President, Business Development and Investor Relations
Douglas Hall	51	Vice President, Optical Line Modules
David Parker	42	Vice President, Subsystems Solutions
Adriano Zuccala	50	Vice President, Active Components
Roger Hajjar	38	Vice President, Optical Interfaces

Walter Alessandrini has served as one of our directors since March 1999, as Chairman of the Board of Directors since September 2000 and as Chairman since July 2001. He also served as our President and Chief Executive Officer from November 2002 until August 2004. He previously served as our Chief Executive Officer from March 1999 through June 2001 and as our President from March 1999 until September 2000. Dr. Alessandrini was President and Chief Executive Officer of Pirelli Cables and Systems North America LLC, a manufacturer of cables and communications systems, from November 1996 to March 1999. Dr. Alessandrini received a doctorate degree in Mechanical Engineering from the University of Genoa, Italy.

Jo S. Major, Jr. has served on our Board of Directors and as our President and Chief Executive Officer since August 2004. From February 2001 to August 2004, he served in various management roles in the Active Components Group of JDS Uniphase, an optical technology company, including Senior Vice President, Component Products Group, and Vice President, Active Components Business Unit. Dr. Major was employed by SDL, Inc. in a variety of technical managerial positions from 1990 to February 2001, when SDL was acquired by JDS Uniphase. Dr. Major holds a B.S., with high honors, M.S. and Ph.D. from the University of Illinois, and has been granted industry awards for the development of 980nm lasers, high powered, near-infrared lasers, Raman amplifiers and high performance laser packaging. Dr. Major was an Intel Fellow from 1988 to 1990.

Linda Reddick has served as our Chief Financial Officer since November 2003. Ms. Reddick served as our Corporate Controller from February 2003 to November 2003. She held the position of Vice President and Controller of Oplink Communications, Inc., an optical technology company, from March 2001 to February 2003 and Corporate Controller from September 2000 to March 2001. From 1993 to September 2000, Ms. Reddick held various positions including Vice President of Finance of Symmetricom Inc.’s semiconductor subsidiary, and Corporate Controller of Symmetricom, Inc., a telecommunications company. Ms. Reddick has extensive experience in financial management with other high technology companies, as well as eight years of experience in public accounting. She is a Certified Public Accountant and graduated from San Jose State University with a bachelor of science degree in business.

Giovanni Barbarossa has served as our Chief Technology Officer and Vice President, Product Development since May 2002. Dr. Barbarossa served as Vice President of Product Development from May 2001 to May 2002. Prior to being promoted to Vice President of Product Development, Dr. Barbarossa was Director of Research and Development from February 2000 until May 2001. From 1999 to February 2000, Dr. Barbarossa served as a Project Manager in the Optical Networking Division of Agilent Technologies, a communications infrastructure company. Dr. Barbarossa held various positions, including Team Leader in Product Development, in the Optical Application Specific Integrated Circuits Department of Lucent Technologies, a developer and manufacturer of communications products, from 1995 through 1999. Dr. Barbarossa received his Ph.D. degree in Electronics Engineering from the University of Glasgow, U.K. and a B.S. degree in Electrical Engineering from the University of Bari, Italy.

Anthony Florence has served as an officer of Avanex since October 2002. He has been Vice President, Corporate Affairs since August 2003 and had previously served as Vice President, Corporate Affairs and Chief Governance Officer from January 2003 to May 2004; as Vice President, Corporate Marketing, Governance and Legal Affairs from October 2002 to January 2003; as a consultant from October 2001 to October 2002; as Vice President, Corporate Marketing and External Relations from July 2001 to October 2001 and as Vice President, Corporate Marketing and External Relations from November 1999 to July 2001. Mr. Florence was Vice President, Corporate and Investor Relations, and Office of the Chairman at Ansaldo Signal N.V., a company involved in the global signaling, automation and control systems industry, from November 1996 to November 1999. Mr. Florence received a B.A. degree in English from Wheeling College and an M.A. degree in English from the University of Dayton.

Paul Negus has served as our Vice President, Operations since October 2002. From September 2001 to June 2002, Mr. Negus was General Manager of Clerios Inc., a high performance EDFA amplifier company, which was acquired by Lightbit Corporation in June 2002. Mr. Negus served as Vice President Operations with Tripath Technology, Inc., which designs amplifiers for the communications markets, from April 1999 to September 2001. Mr. Negus served as Vice President Operations with Ridge Technologies Inc. from May 1998 to April 1999. Mr. Negus graduated from the Royal School of Military Engineering and the Royal Military Academy Sandhurst.

Brian Kinard rejoined Avanex in May 2004 and serves as our Chief Governance Officer, General Counsel and Vice President, Legal Affairs. He previously worked with Avanex from August 1999 to May 2001 and served as an outside legal consultant to Avanex during certain periods in the interim. During his earlier tenure with Avanex, Mr. Kinard was Vice President of Business Development and General Counsel. Immediately before rejoining Avanex, Mr. Kinard was President, CEO and General Counsel for PowerGenix Systems, Inc. a private company developing advanced portable energy solutions for the high-data-rate and telecommunications industries. He previously was a partner with Blueprint Ventures, which focuses on early-stage communications investments. Mr. Kinard initially joined Avanex from the law firm of Wilson Sonsini Goodrich & Rosati in Palo Alto, California, where he specialized in high technology, securities and mergers and acquisitions. Before beginning his legal career, Mr. Kinard was with Alcatel Network Systems as an electrical engineer. Mr. Kinard holds a degree from Harvard University Law School and undergraduate and graduate degrees in electrical engineering from Texas A&M University.

Jaime Reloj has served as Vice President, Sales since October 2002 and had previously served as Director of Product Management since May 2000 and Director of Sales, West Region since January 2000. Prior to joining Avanex, Mr. Reloj was Sales Manager with Fujitsu Business Communications Systems, a telecommunications company, from November 1996 to January 2000. Mr. Reloj has a bachelor’s degree in Business Administration from the University of San Francisco.

Mark Weinswig has served as Vice President, Business Development and Investor Relations since September 2003 and had previously served as Director, Strategic Projects and Investor Relations since May 2000. Prior to joining Avanex, Mr. Weinswig was an analyst from May 1998 to May 2000 with Morgan

Stanley Dean Witters’ Institutional Equity Research Group where he focused on the telecommunications equipment industry. Mr. Weinswig is a Certified Public Accountant, has the Certified Financial Analyst designation and received a bachelor’s degree in Business Administration from Indiana University.

Douglas Hall has served as Vice President, Optical Line Modules since June 2004 and had previously served as Vice President, Erwin Park and Senior Director, Product Development from July 2003 to April 2004. Prior to joining Avanex, Dr. Hall served as Technology Director for the Photonics Technologies Division of Corning Incorporated, a technology company, from November 1998 to July 2003. Dr. Hall has held various other positions at Corning since 1983. Dr. Hall received his bachelor’s degree in Physics from Occidental College, and he received his Ph.D. from the University of California, Davis.

David Parker has served as Vice President, Subsystems Solutions since June 2004 and had previously served as Vice President, Product Marketing from November 2003 to June 2004; as Vice President, Avanex Fremont and Sr. Director, Product Development from August 2003 to November 2003; as Director of Project Management from September 2001 to August 2003; as Sr. Manager, Engineering Services from October 1999 to September 2001; and as Sr. Product Manager from May 1999 to October 1999. Prior to joining Avanex, Mr. Parker was employed at Electroglas, a manufacturer of wafer probers. Mr. Parker received his bachelor’s degree in Physics and English from Williams College and also completed graduate studies in Electrical Engineering and Engineering Management at Stanford University.

Adriano Zuccala has served as Vice President, Active Components since June 2004 and had previously served as Vice President, Avanex San Donato. Prior to joining Avanex, Dr. Zuccala served as Managing Director and Chief Executive Officer of Corning OTI, a fiber optics subsidiary of Corning, Incorporated., from December 2000 to July 2003. Dr. Zuccala served as Managing Director and Chief Executive Officer of Pirelli Componenti Ottici, an optical components company, from February 2000 to December 2000. Dr. Zuccala served as Director for Research and Development for photonic technologies and components in Pirelli Cables and Systems from 1994 to January 2000. Dr. Zuccala received a doctorate degree in Industrial Chemistry at Milan University, Italy.

Roger Hajjar has served as Vice President, Optical Interfaces since April 2004 and had previously served as Senior Director of Transmission Subsystems Development from August 2003 to April 2004. Prior to joining Avanex, Dr. Hajjar was Chief Technology Officer of the Optical System Division of Vitesse Corporation, a semiconductor company, from June 2001 to August 2003. Dr. Hajjar was Chief Technology Officer and co-founder of Versatile Optical Networks, a fiber optics subsystems company, from May 2000 to May 2001, prior to its acquisition by Vitesse. Before co-founding Versatile Optical Networks, Dr. Hajjar held management positions with TeraStor Corporation and the Eastman Kodak Company. Dr. Hajjar received a bachelor’s degree of science in electrical engineering from Boston University, graduating Summa Cum Laude, and a master of science and a doctorate in optical sciences from the University of Arizona.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “AVNX.” The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the Nasdaq National Market for each of the last eight quarters in the period ended June 30, 2004:

	High	Low
Fiscal year 2003 Quarters Ended:
September 30, 2002	$2.60	$1.36
December 31, 2002	$1.69	$0.66
March 31, 2003	$1.33	$0.76
June 30, 2003	$4.48	$0.74

Fiscal year 2004 Quarters Ended:
September 30, 2003	$6.50	$3.34
December 31, 2003	$6.19	$3.87
March 31, 2004	$7.40	$3.80
June 30, 2004	$4.80	$2.60

On September 7, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $2.35 per share. As of September 7, 2004, there were approximately 692 stockholders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended June 30, 2004, 2003 and 2002 and the balance sheet data as of June 30, 2004 and 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended June 30, 2001 and 2000 and the balance sheet data as of June 30, 2002, 2001 and 2000 are derived from audited financial statements not included in this Annual Report.

	Year ended June 30,
	2004 (2)	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$106,932	$21,416	$33,686	$131,244	$40,743
Cost of revenue	133,228	30,035	27,789	110,794	26,343
Stock compensation expense (recovery)	31	(202)	166	8,764	2,732

Gross profit (loss)	(26,327)	(8,417)	5,731	11,686	11,668
Operating expenses:
Research and development	41,744	16,170	24,076	37,856	15,587
Sales and marketing	19,434	6,120	6,657	15,493	6,047
General and administrative	24,139	9,033	8,043	11,862	5,702
Stock compensation expense (recovery) (1)	844	(107)	16,482	41,589	28,688
Acquired in-process research and development	—	—	5,445	4,700	—
Amortization of intangibles	4,573	200	10,502	9,653	—
Reduction in long-lived assets	—	1,548	—	—	—
Restructuring charges	3,779	22,438	16,656	22,586	—
Merger costs	472	4,126	—	—	—

Total operating expenses	94,985	59,528	87,861	143,739	56,024

Loss before the following	(121,312)	(67,945)	(82,130)	(132,053)	(44,356)
Interest and other income, net	3,299	2,533	4,353	12,521	5,671

Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	(118,013)	(65,412)	(77,777)	(119,532)	(38,685)
Loss from discontinued operations	(6,054)	—

Loss before cumulative effect of an accounting change	(124,067)	(65,412)	(77,777)	(119,532)	(38,685)
Cumulative effect of an accounting change to adopt SFAS 142	—	(37,500)	—	—	—

Net loss	(124,067)	(102,912)	(77,777)	(119,532)	(38,685)
Stock accretion	—	—	—	—	(37,743)

Net loss attributable to common stockholders	$(124,067)	$(102,912)	$(77,777)	$(119,532)	$(76,428)

Loss per share from continuing operations before discontinued operations and cumulative effect of an accounting change—Basic and diluted	$(0.90)	$(0.96)	$(1.21)	$(2.07)	$(3.07)
Loss per share from discontinued operations—Basic and diluted	$(0.05)	$—	$—	$—	$—
Loss per share before cumulative effect of an accounting change—Basic and diluted	$(0.95)	$(0.96)	$(1.21)	$(2.07)	$(3.07)
Cumulative effect per share of an accounting change—Basic and diluted	$—	$(0.55)	$—	$—	$—
Net loss per share—Basic and diluted	$(0.95)	$(1.51)	$(1.21)	$(2.07)	$(3.07)
Weighted average number of shares used in computing basic and diluted net loss per common share	130,561	68,371	64,308	57,620	24,936
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Adjusted net loss from continuing operations	$(118,013)	$(102,912)	$(67,755)	$(110,319)	$(76,428)

Basic and diluted adjusted net loss per common share from continuing operations	$(0.90)	$(1.51)	$(1.05)	$(1.91)	$(3.07)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$89,090	$87,591	$136,085	$204,591	$184,321
Long-term investments	$55,145	$47,063	$40,984	$16,462	$56,943
Working capital	$83,804	$64,708	$118,911	$174,653	$185,534
Total assets	$273,494	$154,615	$250,397	$311,589	$278,141
Long-term liabilities, excluding current portion	$26,556	$28,173	$23,054	$14,992	$2,067
Total other stockholders’ equity (deficit)	$157,464	$96,262	$197,998	$245,354	$257,157

(1) Below is the allocation of stock compensation expense (recovery):
Research and development	$363	$(107)	$6,883	$32,216	$16,568
Sales and marketing	374	(199)	88	745	4,058
General and administrative	107	199	9,511	8,628	8,062

	$844	$(107)	$16,482	$41,589	$28,688

(2)	We acquired Alcatel’s and Corning’s optical components businesses on July 31, 2003 in a transaction accounted for as a purchase. Additionally, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal year 2004 include the results of operations of the optical components businesses acquired from Alcatel and Corning subsequent to July 31, 2003 and the optical systems business acquired from Vitesse subsequent to August 28, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K. For ease of reference, we refer to the fiscal years ended June 30, 2004, June 30, 2003 and June 30, 2002 as fiscal year 2004, fiscal year 2003 and fiscal year 2002, respectively.

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

The telecommunications industry has been in a significant period of consolidation following a dramatic slowdown in equipment spending since late 2001. We acquired the optical components businesses of Alcatel and Corning on July 31, 2003 in transactions accounted for as a purchase. Additionally, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The Consolidated Statements of Operations for fiscal year 2004 include the results of operations of the optical components businesses acquired from Alcatel and Corning subsequent to July 31, 2003 and the optical systems business acquired from Vitesse subsequent to August 28, 2003.

Our consolidated financial statements for fiscal year 2004 also account for the sale of our planar lightwave circuit unit in Livingston, Scotland as a discontinued operation under generally accepted accounting principles (“GAAP”) as a result of our disposition of the business in February 2004. Our Consolidated Statements of Operations have been reformatted for fiscal year 2004 to separate the results of the discontinued operation from the results of our continuing operations. This presentation is required by GAAP and facilitates historical and future trend analysis of our continuing operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are of primary focus. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. Additionally, we assumed restructuring liabilities with fair values of $66.8 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. Additionally, we sold our acquired planar lightwave circuit unit located in Livingston, Scotland and accounted for it as a discontinued operation. We anticipate that we may initiate future restructuring actions, which are likely to result in charges that could have a material effect on our results of operations or financial position.

As a result of our acquisitions of the optical components businesses of Alcatel and Corning, our costs and operating expenses were significantly higher in fiscal year 2004 compared to fiscal year 2003. The combined operations of Avanex and the optical components businesses of Alcatel and Corning substantially increased the rate at which we utilized our cash resources.

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

To date, revenues have been principally derived from the sales of our product portfolio, which was significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning. Revenues from our two product groups, Active Optical Solutions and Passive Optical Solutions, accounted for 65% and 35%, 16% and 84%, and 8% and 92% of net revenues in fiscal years 2004, 2003 and 2002, respectively. A summary of our revenues and other financial information by geographic location is found in Note 15 to Notes to Consolidated Financial Statements.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. During fiscal year 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 61% of our fiscal year 2004 net revenue. During fiscal year 2003, Cisco Systems (including sales to its contract manufacturers), and Sorrento Networks (acquired by Zhone Technologies in 2004) each accounted for greater than 10% of our net revenue, and combined accounted for 69% of our fiscal year 2003 net revenue. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have substantially diversified our customer base, although we expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, costs of allocated facilities, non-recurring engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of marketing, sales, customer service and application engineering support, allocated facilities, as well as costs associated with promotional and other marketing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, costs of allocated facilities, recruiting expenses, professional fees and other corporate expenses.

Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering and certain grants subsequent to our initial public offering, we recorded deferred stock compensation representing the difference between the fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Moreover, in connection with the assumption of unvested stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholders’ equity, with accelerated amortization net of recoveries recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting.

Acquired In-Process Research and Development. Acquired in-process research and development represents the amount of purchase price allocated in a business combination related to research and development projects underway at the company being acquired that have not reached the technologically feasible stage and have no alternative future use.

Amortization of Intangible Assets. A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to July 1, 2002 goodwill and purchased intangibles were amortized to expense over their estimated useful lives. Subsequent to June 30, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but rather are subject to an annual impairment test. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

Reduction in Long-Lived Assets. Reduction in long-lived assets generally includes charges related to long-lived assets such as fixed assets and intangibles when the carrying value of those assets is not recoverable from estimated future cash flows.

Restructuring Charges. Restructuring charges generally include termination costs for employees and costs for excess manufacturing equipment and facilities associated with formal restructuring plans.

Merger Costs. Merger costs include expenses incurred in connection with transactions that were not completed.

Interest and Other Income. Interest and other income consists primarily of interest earned from the investment of our cash.

Interest and Other Expense. Interest and other expense consists primarily of interest expense associated with borrowings under our line of credit, capital lease obligations and equipment loans.

Loss from Discontinued Operations. Loss from discontinued operations consists of the net loss from our silica planar lightwave circuit (“PLC”) operation in Livingston, Scotland resulting from its acquisition by Gemfire Corporation.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates. We believe that the following are the critical accounting policies because they contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Abstract 00-21, “Revenue Arrangements with Multiple Deliverables”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is offset against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required.

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

Excess and Obsolete Inventory. We make inventory commitment and purchase decisions in part based upon sales forecasts. To mitigate component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into short-term commitments for certain items. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. If we subsequently sell previously written-off inventory, we recognize revenue with no related cost of sales. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us.

In estimating excess inventory, through fiscal year 2003, we used a three-month demand forecast. In fiscal year 2004 we changed our demand forecast period in estimating excess inventory to use a range of six-month to twelve-month demand forecast due to increasing visibility. We also consider: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we may need to make additional write-offs of inventory in future periods or record additional benefits if we utilize previously written off inventory in those future periods.

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

In the first quarter of fiscal year 2003, we completed the required transitional impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, we have incurred a transitional impairment charge of $37.5 million. This impairment charge is reflected as the cumulative effect of a change in accounting principles.

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

Restructuring. We have recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. In accordance with SFAS 146, costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan as was the criteria prior to December 31, 2002. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring programs, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions

Purchase Accounting. We account for business combinations under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations. The remaining values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

Contingencies. We are or have been subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each individual issue and consultation with legal counsel. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, resulting in higher net loss.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue of certain items in our Consolidated Statements of Operations:

	Year ended June 30,
	2004	2003	2002
Net revenue	100%	100%	100%
Cost of revenue	125%	140%	82%
Stock compensation expense (recovery)	0%	-1%	0%

Gross profit (loss)	-25%	-39%	18%
Operating expenses:
Research and development	39%	76%	71%
Sales and marketing	18%	29%	20%
General and administrative	23%	42%	24%
Stock compensation expense (recovery)	1%	0%	49%
Acquired in-process research and development	0%	0%	16%
Amortization of intangibles	4%	1%	31%
Reduction in long-lived assets	0%	7%	0%
Restructuring charges	4%	105%	49%
Merger costs	0%	19%	0%

Total operating expenses	89%	279%	260%

Loss before the following	-114%	-318%	-242%
Interest and other income, net	3%	11%	13%

Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	-111%	-307%	-229%
Loss from discontinued operations	-6%	0%	0%

Loss before cumulative effect of an accounting change	-117%	-307%	-229%
Cumulative effect of an accounting change to adopt SFAS 142	0%	-175%	0%

Net loss	-117%	-482%	-229%

Net Revenue

Net revenue for fiscal year 2004 was $106.9 million, which represents an increase of $85.5 million, or 399%, from net revenue of $21.4 million for fiscal year 2003. This increase in net revenue was primarily due to additional sales from our Active Optical Solutions products, which includes transmission, amplification and network managed subsystems products, and increased sales to existing customers, coupled with an increased customer base. This additional sales volume included $75.2 million of net revenue associated with our acquisitions of the optical components businesses of Alcatel and Corning. The increase was offset by a decrease in average selling prices due to increased competition. If declines in prices continue, our net revenue will be adversely impacted. Net revenue for fiscal year 2003 was $21.4 million, which represents a decrease of $12.3 million, or 36%, from net revenue of $33.7 million for fiscal year 2002. This decrease in net revenue was primarily due to the decrease of shipments to customers, reflecting reduced capital spending by telecommunication carriers, as well as a decrease in average selling prices due to less demand and increased competition.

During fiscal year 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 61% of net revenue. During fiscal year 2003, Cisco Systems (including sales to its contract manufacturers), and Sorrento Networks (acquired by Zhone Technologies in 2004) each accounted for greater than 10% of our net revenue, and combined accounted for 69% of net revenue. Sales to our major customers vary significantly from year to year and we do not have the ability to predict sales to these customers.

Net revenue from customers outside the United States accounted for $54.9 million, $3.8 million and $14.6 million of total net revenue, or 51%, 18% and 43%, for the years ended June 30, 2004, 2003 and 2002, respectively.

Cost of Revenue

Cost of revenue increased to $133.2 million for fiscal year 2004 from $30.0 million for fiscal year 2003. This increase was primarily due to costs of additional manufacturing facilities associated with our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, which amounted to $94.2 million during fiscal year 2004. We continue to experience negative gross margins due to underutilized manufacturing capacity at our facilities. Cost of revenue increased to $30.0 million for fiscal 2003 from $27.8 million for fiscal 2002. The increase in cost of revenue was primarily due to a change in the mix of products sold and underutilized manufacturing capacity resulting from lower productions levels associated with lower sales.

We recorded a provision for excess and obsolete inventory of $1.0 million in fiscal year 2004 and $4.3 million in both fiscal year 2003 and fiscal year 2002. In fiscal year 2004 the provision was due to $1.0 million of inventory that became obsolete as a result of decreased demand for our products. In fiscal year 2003 the provision was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and $1.7 million of excess inventory as a result of decreased demand for our products. We sold inventory previously written-off with original cost totaling $1.2 million in fiscal year 2004, $4.3 million in fiscal year 2003 and $5.4 million in fiscal year 2002 due to unforeseen demand for such inventory. The majority of this inventory sold in each year had been written-off in a prior year. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates.

In addition, we had a reduction in cost of revenue of $0.7 million and $3.3 million in fiscal year 2004 and 2003, respectively, attributable to cost savings related to reductions in our workforce due to the restructurings initiated in fiscal year 2004 and 2003. There were no restructurings initiated in fiscal year 2002. Cost of revenue in fiscal year 2004, fiscal year 2003 and fiscal year 2002 also was offset $0.2 million, zero and $1.2 million, respectively, for favorable settlements of non-cancelable purchase obligations, and $1.8 million, $1.7 million and $1.7 million, respectively, for reductions of the warranty accrual.

Our gross margin percentage improved to negative 25% for fiscal year 2004 from negative 39% for fiscal year 2003. The improvement is primarily due to a favorable product mix attributable to an increase in sales volume of our long-haul product line, which includes certain inventory items with low product costs, and reduction in provision of excess and obsolete inventory as noted above. Our gross margin percentage decreased to negative 39% for fiscal 2003 from positive 18% for fiscal 2002. The decrease in gross margin percentage was primarily due to underutilized manufacturing capacity resulting from declining sales.

Our gross margins are and will be primarily affected by changes in mix of products sold including inventory items with low product costs, manufacturing volume, changes in market prices, product demand, inventory write-offs, consumption of previously written-off inventory, warranty costs, and product yield. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses increased $25.5 million to $41.7 million for fiscal year 2004 from $16.2 million for fiscal year 2003. The increase was primarily attributable to costs associated with increased headcount, materials and facilities-related expenses resulting from the acquisitions of the optical components business of Alcatel, Corning and Vitesse. As a percentage of revenue, research and development expenses decreased to 39% for fiscal year 2004 from 76% in fiscal year 2003. We expect our quarterly research and development expenses to decrease on a sequential basis from the fourth quarter of fiscal 2004 through the first quarter of fiscal 2005. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will continue to decline in future quarters. In addition, there can be no assurance that the research and development efforts will be successful or that improved processes or commercial products, at acceptable pricing, will result from our investment in research and development.

Research and development expenses decreased $7.9 million to $16.2 million for fiscal 2003 from $24.1 million for fiscal 2002. The decrease was primarily attributable to cost savings related to reductions in our workforce and to a lesser degree, to reduced material spending. As a percentage of revenue, research and development expenses increased to 76% for fiscal 2003 from 71% in fiscal 2002.

Sales and Marketing

Sales and marketing expenses increased $13.3 million to $19.4 million for fiscal year 2004 from $6.1 million for fiscal year 2003. The increase in sales and marketing expenses was primarily due to increased headcount and travel expenses resulting from the acquisitions of the optical components business of Alcatel, Corning and Vitesse and higher commissions earned by our direct sales organization and external sales representatives associated with increased revenues. Such expenditures increased to $15.4 million in fiscal year 2004 from $2.2 million in fiscal year 2003. As a percentage of revenue, sales and marketing expenses decreased to 18% in fiscal year 2004 from 29% in fiscal year 2003. We expect our quarterly sales and marketing expenses to slightly decrease on a sequential basis from the fourth quarter of fiscal 2004 through the first quarter of fiscal 2005. There can be no assurance that our sales and marketing expense will continue to decline in the future or that we will develop a cost structure (including sales and marketing), which will lead to profitability under current and expected revenue levels.

Sales and marketing expenses decreased $0.6 million to $6.1 million for fiscal 2003 from $6.7 million for fiscal 2002. The decrease was primarily attributable to cost savings related to reductions in our workforce. As a percentage of revenue, sales and marketing expenses increased to 29% in fiscal 2003 from 20% in fiscal 2002.

General and Administrative

General and administrative expenses increased $15.1 million to $24.1 million for fiscal year 2004 from $9.0 million for fiscal year 2003. The increase in general and administrative expenses was primarily attributable to $10 million related to our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse and includes costs associated with increased headcount and facilities related costs. As a percentage of revenue, general and administrative expenses decreased to 23% in fiscal year 2004 from 42% in fiscal year 2003. We expect our quarterly general and administrative expenses to decrease on a sequential basis from the fourth quarter of fiscal 2004 through the first quarter of fiscal 2005. There can be no assurance that our general and administrative expenses will continue to decline in the future or that we will develop a cost structure (including general and administrative), which will lead to profitability under current and expected revenue levels.

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

Stock Compensation

Stock compensation increased $1.2 million to $0.9 million for fiscal year 2004 from a recovery of $0.3 million for fiscal year 2003. From inception through June 30, 2004, we have expensed a total of $102.6 million of stock compensation, leaving an unamortized balance of $0.6 million on our June 30, 2004 balance sheet. The increase in stock compensation expense was primarily attributable to the absence of a recovery of previously amortized stock compensation relating to former executive officers and other terminated employees who left Avanex during fiscal 2003 prior to the vesting of their options.

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

Acquired In-Process Research and Development

There was no expense for acquired in-process research and development, or IPR&D, in fiscal years 2004 or 2003. For fiscal year 2002, we recorded $5.4 million of acquired IPR&D resulting from the acquisition of LambdaFlex. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. While we did not incur an expense for IPR&D as a result of the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, there can be no assurance that any future acquisitions of businesses, products or technologies will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

Amortization of Intangible Assets

Amortization of intangible assets increased $4.4 million to $4.6 million for fiscal year 2004 from $0.2 million for fiscal year 2003. The increase was due to the amortization of the intangible assets purchased in fiscal year 2004 acquisitions. The balance of intangibles on our consolidated balance sheet as of June 30, 2004 was $14.4 million arising from the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. Amortization of intangibles decreased $10.3 million to $0.2 million for fiscal 2003 from $10.5 million for fiscal 2002. This decrease was due to the adoption of the non-amortization of goodwill provisions under SFAS 142 commencing July 1, 2002.

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

During fiscal year 2004, we announced and implemented several restructuring programs throughout the organization, primarily downsizing our workforce by approximately 450 employees in our manufacturing operations, resulting in net restructuring charges of $3.8 million.

During fiscal year 2003, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. We also downsized our workforce by approximately 200 employees, primarily in our manufacturing operations, and further consolidated our facilities in Fremont, resulting in net restructuring charges of $22.4 million during fiscal year 2003.

Merger Costs

In connection with proposed acquisition activity in fiscal 2004, we expensed $472,000 in related merger costs for those acquisitions that did not proceed.

On March 18, 2002, we entered into an Agreement and Plan of Reorganization with Oplink Communications pursuant to which we intended to acquire all of the outstanding capital stock of Oplink. The merger was subject to the approval of our stockholders and the stockholders of Oplink. While our stockholders approved the issuance of Avanex common stock in connection with the merger, the stockholders of Oplink failed to approve the merger on August 15, 2002. We expensed $4.1 million in related merger costs in the first quarter of fiscal year 2003.

Interest and Other Income

Interest and other income increased $1.0 million to $5.2 million in fiscal year 2004 from $4.2 million in fiscal year 2003. The increase was primarily due to the increased cash balances assumed in the acquisitions. Interest and other income decreased $3.1 million to $4.2 million in fiscal 2003 from $7.3 million in fiscal 2002 primarily due to lower yields on our cash investments and lower cash, cash equivalents and investment balances.

Interest and Other Expense

Interest and other expense increased $0.3 million to $1.9 million in fiscal year 2004 from $1.6 million in fiscal year 2003. The increase was primarily due to the increased interest expense associated with borrowing under our line of credit, capital lease obligations and equipment loans. Interest and other expense decreased $1.3 million to $1.6 million in fiscal 2003 from $2.9 million in fiscal 2002 primarily due to decreased interest expense associated with borrowings under our line of credit, capital lease obligations and equipment loans.

Discontinued Operations

In February 2004, we entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in our acquisition of Alcatel Optronics in the first quarter of fiscal 2004. For fiscal year 2004, we have recorded a net loss from discontinued operations of $6.1 million.

Cumulative Effect of an Accounting Change to Adopt SFAS 142

In accordance with the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, we performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of July 1, 2002. In the first step of the analysis, our assets and liabilities, including existing goodwill and other intangible assets, were assigned to our identified reporting units to determine their carrying value. We believe we operate as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, we recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal year 2003. This loss was recognized as the cumulative effect of an accounting change.

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

Off-Balance Sheet Arrangements

As of June 30, 2004, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily through private sales of convertible preferred stock. In February 2000, we received net proceeds of approximately $238.0 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors. Subsequent to our initial public offering, we have financed our operations through the sale of equity securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. In connection with the acquisitions of the optical components business of Alcatel and Corning on July 31, 2003, Corning and Alcatel contributed cash, cash equivalents and short-term investments of $128.6 million and we assumed liabilities of $124.2 million.

In November 2003, we entered into a securities purchase agreement pursuant to which the investors named therein purchased, in the aggregate, 6,815,555 shares of our common stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of common stock, the investors were issued rights which were exercisable for up to an additional 1,363,116 shares of our common stock at $4.63 per share. During the third quarter of fiscal 2004, 192,584 shares of common stock were issued upon the exercise of certain of such rights. The remainder of these rights expired on March 16, 2004.

In February 2004, we entered into a securities purchase agreement pursuant to which the purchasers named therein purchased, in the aggregate, 7,319,761 shares of our common stock at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction amounted to approximately $38.7 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of common stock, the investors were issued rights which are exercisable for up to an additional 1,463,954 shares of our common stock at $5.49 per share. None of these rights were exercised, and the rights expired on June 9, 2004.

As of June 30, 2004, we had cash and cash equivalents and short-term investments of $89.1 million and long-term investment holdings of $55.1 million.

Net cash used in operating activities was $177.1 million in fiscal year 2004, primarily reflecting a loss from operations, and an increase in accrued restructuring charges, discontinued operations, an increase in accounts receivable, an increase in inventory and decreases in warranty and other accrued expenses offset by a decrease in other assets and an increase in accounts payable. Our use of cash was offset by non-cash charges related to the provision for excess inventory, depreciation and amortization, gain on sale of equipment and stock compensation expense. Net cash used in operating activities was $33.5 million in fiscal year 2003, primarily reflecting a loss from operations, an increase in inventory and a decrease in other accrued expenses offset by a decrease in accounts receivable and an increase in accrued restructuring.

Net cash provided by investing activities was $113.5 million in fiscal year 2004. Net cash provided by investing activities was primarily the result of cash due to the acquisitions, maturities of held-to-maturity securities, net of purchases, offset by costs incurred in the purchases of other investments and purchases of property and equipment. Net cash provided by investing activities was $20.9 million in fiscal year 2003. Net cash provided by investing activities was primarily the result of maturities of held-to-maturity securities, net of purchases, offset by costs incurred related to the proposed merger with Oplink and acquisitions of the optical components businesses of Alcatel and Corning.

Net cash provided by financing activities was $67.1 million in fiscal year 2004, primarily as a result of proceeds from issuance of common stock and proceeds from short-term borrowings and long-term debt, offset by payments on short-term borrowings, long-term debt and capital lease obligations. Net cash used in financing activities was $6.5 million in fiscal year 2003, primarily as a result of payments on long-term debt and capital lease obligations and payments on short-term borrowings, offset by proceeds from payments of notes receivable from stockholders and proceeds from short-term borrowings.

Our principal source of liquidity as of June 30, 2004 consisted of $144.2 million in cash, cash equivalents and short-term and long-term investments. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $20.0 million through December 31, 2004, of which $3.7 million was drawn down and $3.6 million was pledged to secure letters of credit at June 30, 2004. The line of credit requires us to comply with specified covenants. We were in compliance with all the covenants at June 30, 2004. The line bears interest at the prime rate plus 1.25%. At June 30, 2004 the effective interest rate was 5.25%. We have pledged all of our assets as collateral for this line. We believe that if we are unable to renew the line of credit subsequent to December 31, 2004, it will not have a significant impact on our liquidity.

As of July 31, 2004 our cash, cash equivalents and short and long-term investments were approximately $126.7 million. We believe that our current cash, cash equivalents and investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. While we believe that our net cash used in operating activities can be reduced through various cost reduction measures, we will require additional financing to fund our operations in the future. In addition, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. An acquisition or investment may require additional capital. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Our contractual obligations and commitments have been summarized in the table below (in thousands):

	Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$856	$407	$449	$—	$—
Capital lease obligations	9,945	4,102	4,337	1,506	—
Operating leases	36,606	6,905	13,212	10,949	5,540
Unconditional purchase obligations	3,480	3,480	—	—	—
Pension obligations	4,360	4,360	—	—	—

Total contractual cash obligations	$55,247	$19,254	$17,998	$12,455	$5,540

	Other Commercial Commitments Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$3,723	$3,723	$—	$—	$—
Standby letters of credit	3,580	3,580	—	—	—

Total commercial commitments	$7,303	$7,303	$—	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of June 30, 2004, we had approximately $3.5 million of purchase obligations, none of which is included on our balance sheet in accounts payable.

Under operating leases we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities. We have included in the balance sheet $3.6 million and $15.2 million in current and long-term restructuring liabilities for the abandoned facilities as of June 30, 2004.

Unaudited Quarterly Results of Operation

The following table presents our unaudited quarterly operating results for the eight quarters ended June 30, 2004:

	Quarters Ended
	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002
	(In thousands except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Net revenue	$31,869	$30,104	$26,941	$18,018	$5,464	$5,400	$5,337	$5,215
Cost of revenue	37,064	36,281	34,126	25,757	6,030	6,698	6,705	10,602
Stock compensation	—	—	15	16	5	13	(237)	17

Gross profit (loss)	(5,195)	(6,177)	(7,200)	(7,755)	(571)	(1,311)	(1,131)	(5,404)
Operating expenses:
Research and development	10,511	10,687	12,496	8,050	3,066	3,031	4,253	5,820
Sales and marketing	4,965	5,136	4,433	4,900	1,447	1,859	1,500	1,314
General and administrative	4,880	7,830	6,235	5,194	1,837	2,445	3,035	1,716
Stock compensation (1)	138	135	244	327	337	(2,358)	6	1,908
Amortization of intangibles	1,271	1,267	1,309	726	—	—	80	120
Reduction in long-lived assets	—	—	—	—	—	—	1,548	—
Restructuring charges (recovery)	(4,792)	9,103	(377)	(155)	(44)	4,750	4,987	12,745
Merger costs	472	—	—	—	—	—	—	4,126

Total operating expenses	17,445	34,158	24,340	19,042	6,643	9,727	15,409	27,749
Loss before the following	(22,640)	(40,335)	(31,540)	(26,797)	(7,214)	(11,038)	(16,540)	(33,153)
Interest and other income, net	1,020	569	771	939	608	635	656	634

Loss from continuing operations before discontinued operations and cummulative effect of an accounting change	(21,620)	(39,766)	(30,769)	(25,858)	(6,606)	(10,403)	(15,884)	(32,519)
Loss from discontinued operations	—	(1,265)	(2,735)	(2,054)	—	—	—	—

Loss before cummulative effect of an accounting change	(21,620)	(41,031)	(33,504)	(27,912)	(6,606)	(10,403)	(15,884)	(32,519)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	—	—	—	—	(37,500)

Net loss	$(21,620)	$(41,031)	$(33,504)	$(27,912)	$(6,606)	$(10,403)	$(15,884)	$(70,019)

Loss per share before discontinued and operations cumulative effect of an accounting change	$(0.15)	$(0.29)	$(0.23)	$(0.24)	$(0.10)	$(0.15)	$(0.23)	$(0.48)
Loss per share from discontinued operations	—	(0.01)	(0.02)	(0.02)	—	—	—	—
Loss per share from cumulative effect of an accounting change	—	—	—	—	—	—	—	(0.56)

Basic and diluted net loss per share	$(0.15)	$(0.29)	$(0.25)	$(0.26)	$(0.10)	$(0.15)	$(0.23)	$(1.04)

(1) Below is the allocation of stock compensation expense (recovery):
Research and development	$83	$77	$84	$119	$277	$(2,355)	$936	$1,035
Sales and marketing	55	58	127	134	14	14	(128)	(99)
General and administrative	—	—	33	74	46	(17)	(802)	972

	$138	$135	$244	$327	$337	$(2,358)	$6	$1,908

We believe this information reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles in the United States.

Our revenues and operating results are likely to vary significantly from quarter to quarter. See “Factors That May Affect Future Results—Our future revenues and operating results are inherently unpredictable, and as a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.” Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful, and you should not rely on our results for one quarter as any indication of our future performance.

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. EITF 00-21 was effective for revenue agreements entered into in fiscal quarters beginning after June 15, 2003. Avanex adopted the provisions of EITF 00-21 effective July 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, FIN 46 was revised to clarify certain provisions and change the effective date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of FIN 46 (as revised) is required for all variable interest entities or potential variable interest entities effective December 31, 2003. Application of FIN 46 for all other entities is required effective March 31, 2004. Avanex adopted the provisions of FIN 46 effective July 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. Avanex adopted the provisions of SFAS 149 effective July 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. Avanex adopted the provisions of SFAS 150 effective July 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

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

I. Financial and Revenue Risks.

We have a history of negative cash flow and losses, which is likely to continue if we are unable to increase our revenues and further reduce our costs.

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of June 30, 2004, we had an accumulated deficit of $511.1 million. Also, for the year ended June 30, 2004, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. In addition, our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse Semiconductor have increased our operating losses.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. Although we implemented cost reduction programs in fiscal year 2003 and fiscal year 2004, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel, Corning and Vitesse have substantially increased the rate at which Avanex uses its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

If we do not reduce costs and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the year ended June 30, 2004, our gross margin percentage was negative 25%. Because the majority of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales negatively impacts our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

In addition, over our limited operating history, the average selling prices of our products have decreased, and we expect this trend to continue. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could adversely impact our business, financial condition and results of operations. If we are unable to generate positive gross margins in the future, our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability.

We may have difficulty obtaining additional capital because of reduced funding of and lending to companies in the optical components industry.

The optical components sector of the telecommunications industry, in which we operate, has been severely affected by the recent downturn in the global economy. As a result, companies in this sector have experienced difficulty in raising capital, whether through equity or debt financing transactions. We will require additional financing to fund our operations in the future. It may be difficult for us to raise additional capital if and when it is required. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	the mix of our products sold, including inventory items with low product costs;

•	our ability to control expenses;

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity, and particularly to limit excess capacity commensurate with the volatile demand levels for our products;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processor solutions and products, including competitors with substantially greater resources than we have;

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

•	new product introductions that may result in increased research and development expenses and sales and marketing expenses that are incurred in one quarter, with revenues, if any, that are not recognized until a subsequent or later quarter;

•	the unpredictability of customer demand and difficulties in meeting such demand; and

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party.

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel and Corning own shares of Avanex common stock representing 24.58% and 13.53%, respectively, of the outstanding shares of Avanex common stock as of September 7, 2004. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. Subject to certain restrictions on transfer which apply for a period of two years following the completion of our acquisitions of the optical components businesses of Alcatel and Corning, Alcatel or Corning may sell substantial amounts of our common stock in the public market which could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. Specifically, pursuant to the stockholders’ agreement, Alcatel, Corning and certain affiliates may sell up to an aggregate of 5,684,437 shares of our common stock between July 29, 2004, and September 30, 2004. An aggregate of 51,159,939 shares of common stock beneficially owned by Alcatel and Corning will continue to be subject to restrictions on transfer pursuant to the stockholders’ agreement. After September 30, 2004, Alcatel and Corning will be permitted to dispose of an additional ten percent (10%) of the shares acquired from Avanex during each of the subsequent four calendar quarters, subject to certain exceptions. Furthermore, during the quarter ending December 31, 2004, Alcatel will be permitted to dispose of more than ten percent (10%) of the shares it owns, provided that it continues to hold at least that number of shares equal to 19.9% of the shares of common stock of Avanex outstanding at the end of that quarter. In addition, if Alcatel sells any of its shares of Avanex common stock in the quarter ending December 31, 2004, pursuant to the exception described above, it may only dispose of a number of shares in the following quarter to the extent that, at the end of that quarter, it holds at least 70% of the shares originally acquired from Avanex. If Alcatel, Corning or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

II. Market and Competitive Risks.

Market conditions in the telecommunications industry may significantly harm our financial position.

In the past several years, there has been a significant reduction in spending in the telecommunications industry. Certain large telecommunications companies who were customers or potential customers of ours have suffered severe business setbacks and face uncertain futures. There is currently a perception that an oversupply of communications bandwidth exists. This perceived oversupply, coupled with the current economic environment, may lead to the continuation of lower telecommunications spending, and our customers may continue to cancel, defer or significantly reduce their orders for our products.

We sell our products primarily to a few large customers in the telecommunications industry. Three customers (including sales to their contract manufacturers) accounted for an aggregate of 61% of our net revenue for the year ended June 30, 2004. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

Our customers are under no obligation to buy significant quantities of our products, and may cancel or delay purchases with minimal advance notice to us.

Our customers typically purchase our products pursuant to individual purchase orders. While we have executed long-term contracts with some of our customers, and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate our customers to buy significant quantities of our products, except for our supply agreement and frame purchase agreement with Alcatel. Our customers may cancel, defer or decrease purchases without significant penalty and with little or no advance notice. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. Cancellation or delays of such orders may cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders, or deferrals of purchases may significantly harm our business, particularly if they are not anticipated.

We experience intense competition with respect to our products.

We believe that our principal competitors in the optical systems and components industry include Bookham Technology, DiCon Fiberoptics, Eudyna, Finisar, Fujitsu, Hitachi Cable, JDS Uniphase, NEC, Oplink Communications, Opnext, and Triquint Semiconductor. We may also face competition from companies that expand into our industry in the future.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale, and support of their products. In addition, our competitors that have larger market capitalization or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Consolidation in the optical systems and components industry could intensify the competitive pressures that we face because these consolidated competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. For example, three of our historical competitors, JDS Uniphase, SDL, and E-Tek Dynamics have merged over the past several years to become a single, more formidable competitor. This merged company has announced its intention to offer more integrated products that could make our products less competitive. More recently, Bookham Technology acquired the optical components business of Nortel and Marconi and has since become a stronger competitor, and Finisar has announced that it has entered into an agreement to acquire the fiber optics business of Infineon Technologies.

Some existing customers and potential customers, as well as suppliers and potential suppliers, are also our competitors. These customers and suppliers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us or supply to us, as the case may be. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat with regard to sales of products to their customers. Additionally, suppliers may reduce or discontinue selling materials to us if they perceive us as a serious competitive threat with regard to sales of products to their customers. As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins and loss of market share.

Competition in the optical systems and components industry has contributed to substantial price-driven competition. As a result, sales prices for specific products have decreased over time at varying rates, in some instances significantly. Price pressure is exacerbated by the rapid emergence of new technologies and the evolution of technical standards, which can greatly diminish the value of products relying on older technologies and standards. In addition, the current economic and industry environment in the telecommunications sector has resulted in pressure to reduce prices for our products, and we expect pricing pressure to continue for the foreseeable future, which may continue to adversely affect our operating results. Reduced spending by our customers has caused and may continue to cause increased price competition, resulting in a decline in the prices we charge for our products. If our customers and potential customers continue to constrain their spending, or if the prices we charge continue to decline, our revenues and margins may be adversely affected.

We will lose market share and may not be successful if our customers do not qualify our products to be designed into their products and systems or if our customers significantly delay purchasing our products.

In the telecommunications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier’s product or component, these potential customers design the product into their system, which is known as a “design-in” win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until the adoption of a future redesigned system at the earliest, which could occur several years after the last design-in win. If we fail to achieve design-in wins in potential customers’ qualification processes, we may lose the opportunity for significant sales to such customers for a lengthy period of time.

The long sales cycles for sales of our products to customers may cause operating results to vary from quarter to quarter, which could continue to cause volatility in our stock price, and may prevent us from achieving profitability.

The period of time between our initial contact with certain of our customers and the receipt of an actual purchase order from such customers often spans a time period of six to nine months, and sometimes longer. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products. While our customers are evaluating our products before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry and write off excess inventory. Even if we receive an order, if we are required to add additional manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline.

If the communications industry does not continue to evolve and grow steadily, our business may not succeed.

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

III. Acquisition and Integration Risks.

Difficulties in integrating our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse have and could adversely impact our business.

We completed the acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. These acquisitions are the largest acquisitions we have completed, and the complex process of integrating these businesses has required, and will continue to require, significant resources. Integrating the businesses acquired from Alcatel, Corning and Vitesse has been and will continue to be time consuming and expensive. Failure to achieve the anticipated benefits of these acquisitions or to integrate successfully the operations of the acquired businesses could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	expected synergistic benefits from the acquisitions, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

•	potentially incompatible cultural differences among the businesses;

•	incorporating technology and products acquired or licensed from Alcatel, Corning and Vitesse into our current and future product lines;

•	generating market demand for an expanded product line;

•	integrating products and manufacturing processes acquired from Alcatel, Corning and Vitesse with our business;

•	geographic dispersion of operations;

•	integrating technical teams acquired from Alcatel, Corning and Vitesse with our engineering and manufacturing organizations; and

•	our inability to retain previous customers, suppliers, distributors, licensors or employees of Alcatel, Corning and Vitesse.

As of August 31, 2004 we employed 912 employees, primarily located in California, New York, France and Italy. Prior to the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, most of our employees had been based at or near our headquarters in Fremont, California. As a result, we face challenges inherent in efficiently managing a large number of employees over large geographic distances, including the need to implement and manage appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

We have incurred and expect to continue to incur significant costs and commit significant management time integrating the operations, technology, development programs, products, information systems, customers and personnel of the businesses acquired from Alcatel, Corning and Vitesse. These costs have been and will likely continue to be substantial and include costs for:

•	converting, integrating, upgrading and managing information systems, including the extremely complex and time-consuming integration of data from Alcatel and Corning’s incompatible enterprise resource planning systems with our system;

•	integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas;

•	identifying duplicative or redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

•	professionals and consultants involved in completing the integration process;

•	vacating, subleasing and closing facilities;

•	employee relocation, redeployment or severance costs;

•	integrating technology and products; and

•	our financial advisor, legal, accounting and financial printing fees.

In addition to the significant costs associated with converting and integrating Alcatel’s and Corning’s information systems, there are other significant risks associated with this process. For example, while migrating Alcatel or Corning data to our information system, we could lose such data or such data may be inaccessible to us during the lengthy integration process. In addition, we are in the process of upgrading and updating our information systems, which will be costly and will further divert management’s attention.

Acquisitions and investments may adversely affect our business.

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments have resulted in, and in the future could result in, a number of financial consequences, including without limitation:

•	potentially dilutive issuances of equity securities;

•	reduced cash balances and related interest income;

•	higher fixed expenses which require a higher level of revenues to maintain gross margins;

•	the incurrence of debt and contingent liabilities;

•	amortization expenses related to intangible assets; and

•	large, one-time write-offs.

For example, as a result of our acquisitions of Holographix and LambdaFlex, we recorded in the first quarter of fiscal year 2003 a transitional goodwill impairment charge for all of our goodwill of $37.5 million, in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.” Further, as a result of our disposal of certain property, equipment and intellectual property rights, we recorded in the second quarter of fiscal year 2003 a charge for reduction in long-lived assets of $1.5 million, in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In addition, in March 2002, we entered into an Agreement and Plan of Reorganization with Oplink Communications, pursuant to which we intended to acquire all of the outstanding capital stock of Oplink. The merger was subject to the approval of our stockholders and the stockholders of Oplink. While our stockholders approved the issuance of Avanex common stock in connection with the merger, the stockholders of Oplink failed to approve the merger in August 2002. We expensed $4.1 million in related merger expenses during the first quarter of fiscal year 2003.

Furthermore, acquisitions may involve numerous operational risks, similar to the integration and operational risks and costs described above with regard to the businesses acquired from Alcatel, Corning and Vitesse.

IV. Operations and Research and Development Risks.

We have a limited operating history, which makes it difficult to evaluate our prospects and our operations.

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

We face various risks related to our manufacturing operations that may adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue because of our revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margins and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs is relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected manufacturing yields could delay product shipments and further impair our gross margins.

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

We face risks related to our concentration of research and development efforts on a limited number of key industry standards and technologies, and our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers in a timely manner.

In the past, we have concentrated our research and development efforts on a limited number of technologies that we believed had the best growth prospects. If we are unable to develop commercially viable products using these technologies, or these technologies do not become generally accepted, our business will likely suffer.

We have organized our product portfolio into two product groups: Active Optical Solutions and Passive Optical Solutions. These product groups consist of six solution categories: Transmission, Amplification, and Network Managed Subsystems, which are Active Optical Solutions, and Multiplexing and Signal Processing, Dispersion Compensation, and Switching and Routing, which are Passive Optical Solutions. Within each of these solution categories, we have numerous products to address the needs of our customers. The markets for our products are characterized by rapid technological change, frequent new product introduction, changes in customer requirements, and evolving industry standards. Our future performance will depend upon the successful development, introduction and market acceptance of new and enhanced products that address these changes. We may not be able to develop the underlying core technologies necessary to create new or enhanced products, or to license or otherwise acquire these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

More recently, our industry has increased its focus on products that transmit voice, video and data traffic over shorter distances and are offered at lower cost than the products that we offer to our telecommunications customers for transmission of information over longer distances. If we are unable to develop products that meet the requirements of potential customers of these products, our business will suffer.

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

If we are unable to forecast component and material requirements accurately or if we are unable to commit to deliver sufficient quantities of our products to satisfy customers’ needs, our results of operations will be adversely affected.

Our customers typically require us to commit to delivering certain quantities of our products to them (in guaranteed safety stock, guaranteed capacity or otherwise) without committing themselves to purchase such products, or any quantity of such products. Therefore, wide variations between estimates of our customers’ needs and their actual purchases may result in:

•	a surplus and potential obsolescence of inventory, materials and capacity, if estimates of our customers’ requirements are greater than our customers’ actual need; or

•	a lack of sufficient products to satisfy our customers’ needs, if estimates of our customers’ requirements are less than our customers’ actual needs.

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2003, and June 30, 2002, were primarily the result of our inability to anticipate the sudden decrease in demand for our products. We have recorded $48.2 million of excess and obsolete inventory write-offs from our inception through June 30, 2004. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

Network carriers and telecommunication system integrators historically have required that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we may lose the opportunity to make significant sales to that customer over a lengthy period of time. In addition, we may be unable to pursue large orders if we do not have sufficient manufacturing capacity to enable us to provide customers with specified quantities of products. If we cannot deliver sufficient quantities of our products, we may lose business, which could adversely impact our business, financial condition, and results of operations.

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

We rely on outsourced manufacturers to manufacture a portion of our components, subassemblies and finished products. We intend to develop further our relationships with these manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies, and possibly a substantial portion of our finished products, in the future. The qualification of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents, and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may lose existing or potential customers. We have limited experience in working with outsourced manufacturers, and do not have contracts in place with many of these manufacturers. As a result, we may not be able to effectively manage our relationships with these manufacturers. If we cannot effectively manage our manufacturing relationships, or if these manufacturers fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which may have an adverse effect on our business and results of operations. Increased reliance on outsourced manufacturing, and the ultimate disposition of our manufacturing capacity in the future, may result in impairment charges relating to our long-lived assets in future periods, which would have an adverse impact on our business, financial condition and results of operations. In addition, for a period of time as we transfer production of certain products to these third party manufacturers and as our customers qualify such third party manufacturers, we incur fixed and variable costs at both locations.

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

We may be required to indemnify our customers against certain liabilities arising from defects in our products, which liabilities may also include the following costs and expenses:

•	costs and expenses incurred by our customers or their customers to fix the problems; or

•	costs and expenses incurred by our customers or their customers to replace our products, or their products which incorporate our products, with other product solutions.

While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative effect on our business, financial condition or results of operations, however we cannot be certain that they will not have a material negative effect on us in the future.

We depend on key personnel to manage our business effectively, and if we are unable to hire and retain qualified personnel, our ability to sell our products could be harmed.

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. We have recently hired a new President and Chief Executive Officer. In addition, we have recently made other significant changes in our executive and management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, four of our executive officers left Avanex in the second quarter of fiscal year 2003, and two of our executive officers left Avanex in the second quarter of fiscal year 2004. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

While we have expanded our international operations as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we face risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. This expansion has required and will continue to require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. We may not be able to maintain international market demand for our products. We currently have limited experience in manufacturing, marketing and distributing our products internationally. In addition, international operations are subject to inherent risks, including, without limitation, the following:

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

V. Intellectual Property and Litigation Risks.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, software, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. Further, we license certain intellectual property from third parties, including Alcatel and Corning, that is critical to our business, and we also license intellectual property to other parties. We cannot assure you that any patent applications or issued patents will protect our proprietary technology, or that any patent applications or patents issued will not be challenged by third parties. Further, we cannot assure you that parties from whom we license intellectual property will not violate their agreements with us; that their patent applications, patents and other intellectual property will protect our technology, products and business; or that their patent applications, patents and other intellectual property will not be challenged by third parties. Our intellectual property also consists of trade secrets, which require more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued or licensed to us.

We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property. In particular, the laws in foreign countries may not protect our proprietary rights as fully as the laws in the United States.

We face risks with regard to our third-party intellectual property licenses.

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain a necessary third-party license required to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could prevent us from operating our business. For example, Alcatel currently holds patent cross licenses with various third parties that may be necessary for us to operate our business. We cannot guarantee that we will be able to obtain these patent licenses from these third parties, or that we will be able to obtain these licenses on favorable terms. If we are not able to obtain licenses from these third parties, then we may be subject to litigation to defend against infringement claims from these third parties. Further, Alcatel has cross licenses with various third parties, which when combined with their own intellectual property, may permit these thirds parties to compete with us.

We may become subject to litigation or claims from or against third parties regarding intellectual property rights, which could divert resources, cause us to incur significant costs, and restrict our ability to utilize certain technology.

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

VI. Other Risks.

Our business and future operating results may be adversely affected by events that are outside of our control.

Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks throughout the world, including the continuation or potential worsening of the current global economic environment, the economic consequences of additional military action and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. We cannot be certain that the insurance we maintain against fires, floods and general business interruptions will be adequate to cover our losses for such events in any particular case.

In addition, we handle hazardous materials as part of our manufacturing activities and are subject to a variety of governmental laws and regulations related to the use, storage, recycling, labeling, reporting, treatment, transportation, handling, discharge and disposal of such hazardous materials. Although we believe that our operations conform to presently applicable environmental laws and regulations, we may incur costs in order to comply with current or future environmental laws and regulations, including costs associated with permitting, investigation and remediation of hazardous materials and installation of capital equipment relating to pollution abatement, production modification and/or hazardous materials management. In addition, we currently sell products that incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components requires that we comply with additional regulations, both domestically and abroad, related to power consumption, electrical emissions and homologation. Any failure to successfully obtain the necessary permits or comply with the necessary laws and regulations could have a material adverse effect on our operations.

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

In addition, Alcatel and Corning own shares of Avanex common stock representing 24.58% and 13.53%, respectively, of the outstanding shares of Avanex common stock as of September 7, 2004. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

We place our investments with high quality credit issuers in short-term and long-term securities with maturities ranging from overnight to 36 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

We have two equipment loans with a fixed rate of interest of 5.2% and 9.4%, respectively, with aggregate remaining principal and interest payments of $909,000 as of June 30, 2004.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by Avanex (dollars in thousands).

As of June 30, 2004

	Years Ending June 30,		Total Amortized Cost	Fair Market Value
	2005	2006
Held-to-maturity securities	$67,453	$55,145	$122,598	$121,110
Average interest rate	2.1%	2.2%

As of June 30, 2003

	Years Ending June 30,		Total Amortized Cost	Fair Market Value
	2004	2005
Held-to-maturity securities	$76,952	$47,063	$124,015	$124,340
Average interest rate	2.2%	2.2%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

We attempt to minimize our currency exposure risk through working capital management and by maintaining a euro-denominated, highly liquid investment account to fund operations in France and Italy. At June 30, 2004, the balance in our euro-denominated investment account was $23.5 million. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary data required by Item 8 is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avanex Corporation

We have audited the accompanying consolidated balance sheets of Avanex Corporation as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avanex Corporation at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to Notes to Consolidated Financial Statements, in fiscal year 2003 Avanex Corporation changed its method of accounting for goodwill and other purchased intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California

July 30, 2004

AVANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$21,637	$10,639
Short-term investments (including $21.0 million restricted at 2004)	67,453	76,952
Accounts receivable (net of allowance for doubtful accounts of $1,483 at 2004 and $478 at 2003)	16,610	2,614
Inventories	39,003	3,613
Due from related parties	18,788	—
Other current assets	9,787	1,070

Total current assets	173,278	94,888
Long-term investments	55,145	47,063
Property and equipment, net	13,977	5,455
Intangibles, net	14,400	—
Goodwill, net	9,408	—
Other assets	7,286	7,209

Total assets	$273,494	$154,615

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$3,723	$3,141
Accounts payable	21,395	5,647
Accrued compensation and related expenses	11,239	2,279
Warranty	6,125	2,707
Due to related parties	2,609	—
Other accrued expenses	14,234	5,816
Current portion of long-term obligations	3,968	4,190
Current portion of restructuring costs	26,181	6,400

Total current liabilities	89,474	30,180
Long-term liabilities:
Restructuring costs	15,191	26,055
Other obligations	11,365	2,118

Total liabilities	116,030	58,353

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2004 and 2003	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2004 and 2003; 143,342,167 and 69,472,560 shares issued and outstanding at June 30, 2004 and 2003, respectively	143	69
Additional paid-in capital	663,798	484,028
Deferred compensation	(596)	(828)
Accumulated other comprehensive income	5,193	—
Accumulated deficit	(511,074)	(387,007)

Total stockholders’ equity	157,464	96,262

Total liabilities and stockholders’ equity	$273,494	$154,615

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2004	2003	2002
Net revenue:
Third parties	$74,751	$21,416	$28,458
Related parties	32,181	—	5,228

Total net revenue	106,932	21,416	33,686
Cost of revenue (including direct material purchases of $27,706 from related parties in 2004)	133,228	30,035	27,789
Stock compensation expense (recovery)	31	(202)	166

Gross profit (loss)	(26,327)	(8,417)	5,731
Operating expenses:
Research and development	41,744	16,170	24,076
Sales and marketing	19,434	6,120	6,657
General and administrative (including $6,851 to related parties in 2004)	24,139	9,033	8,043
Stock compensation expense (recovery)	844	(107)	16,482
Acquired in-process research and development	—	—	5,445
Amortization of intangible assets	4,573	200	10,502
Reduction in long-lived assets	—	1,548	—
Restructuring charges	3,779	22,438	16,656
Merger costs	472	4,126	—

Total operating expenses	94,985	59,528	87,861

Loss before the following	(121,312)	(67,945)	(82,130)
Interest and other income	5,155	4,167	7,258
Interest and other expense	(1,856)	(1,634)	(2,905)

Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	(118,013)	(65,412)	(77,777)
Loss from discontinued operations	(6,054)	—	—

Loss before cumulative effect on accounting change	(124,067)	(65,412)	(77,777)
Cumulative effect of an accounting change to adopt SFAS 142	—	(37,500)	—

Net loss	$(124,067)	$(102,912)	$(77,777)

Loss per share from continuing operations before discontinued operations and effect of an accounting change	$(0.90)	$(0.96)	$(1.21)
Loss per share from discontinued operations	(0.05)	—	—
Loss per share from cumulative effect of an accounting change	—	(0.55)	—

Basic and diluted net loss per common share	$(0.95)	$(1.51)	$(1.21)

Weighted average number of shares used in computing basic and diluted net loss per common share	130,561	68,371	64,308

(1) Below is the allocation of stock compensation expense (recovery):
Research and development	$363	$(107)	$6,883
Sales and marketing	374	(199)	88
General and administrative	107	199	9,511

	$844	$(107)	$16,482

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2001	$65	$488,341	$(2,048)	$(34,686)	—	$(206,318)	$245,354
Issuance of 1,478,423 shares of common stock upon exercise of stock options and share purchase rights	1	874	—	—	—	—	875
Issuance of 134,828 shares of common stock relating to employee stock purchase plan	—	539	—	—	—	—	539
Payments received on stockholders’ notes receivable	—	—	657	—	—	—	657
Forgiveness of stockholders’ notes receivable	—	—	126	—	—	—	126
Issuance of 2,750,318 shares of common stock and assumption of options for 106,804 shares of common stock upon acquisition of LambdaFlex	3	12,363	—	(577)	—	—	11,789
Repurchase of 178,011 shares of common stock	—	(191)	—	—	—	—	(191)
Issuance of common stock options to consultants	—	28	—	—	—	—	28
Deferred compensation associated with options canceled	—	(14,271)	—	14,271	—	—	—
Deferred stock compensation	—	7,961	—	(7,961)	—	—	—
Amortization of deferred stock compensation	—	—	—	16,954	—	—	16,954
Other	—	(356)	—	—	—	—	(356)
Net loss and comprehensive loss	—	—	—	—	—	(77,777)	(77,777)

Balance at June 30, 2002	69	495,288	(1,265)	(11,999)	—	(284,095)	197,998
Issuance of 748,887 shares of common stock upon exercise of stock options and share purchase rights	1	253	—	—	—	—	254
Issuance of 326,016 shares of common stock relating to employee stock purchase plan	—	389	—	—	—	—	389
Payments received on stockholders’ notes receivable	—	—	1,107	—	—	—	1,107
Forgiveness of stockholders’ notes receivable	—	—	3	—	—	—	3
Repurchase of 1,098,784 shares of common stock	(1)	(419)	155	—	—	—	(265)
Deferred compensation associated with options canceled	—	(11,556)	—	11,556	—	—	—
Amortization of deferred stock compensation	—	—	—	(385)	—	—	(385)
Stock based compensation related to stock options to consultants	—	39	—	—	—	—	39
Stock based compensation related to acceleration of an option	—	34	—	—	—	—	34
Net loss and comprehensive loss	—	—	—	—	—	(102,912)	(102,912)

Balance at June 30, 2003	69	484,028	—	(828)	—	(387,007)	96,262
Issuance of 715,730 shares of common stock upon exercise of stock options and share purchase rights	1	1,297	—	—	—	—	1,298
Issuance of 610,171 shares of common stock relating to employee stock purchase plan	1	726	—	—	—	—	727
Issuance of 192,584 shares of common stock relating to exercise of warrants	—	648	—	—	—	—	648
Issuance of 21,474,507 shares of common stock in relation to the acquisition of Corning Assets	21	38,268	—	—	—	—	38,289
Issuance of 35,369,869 shares of common stock in relation to the acquisition of Alcatel Assets	36	63,028	—	—	—	—	63,064
Issuance of 1,371,430 shares of common stock in relation to the acquisition of Vitesse Assets	1	6,508	—	—	—	—	6,509
Issuance of 14,135,316 shares of common stock in a private placement	14	68,245	—	—	—	—	68,259
Charge related to warrants issued	—	407	—	—	—	—	407
Deferred stock based compensation	—	643	—	(643)	—	—	—
Amortization of deferred stock compensation	—	—	—	875	—	—	875
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	5,193	—	5,193
Net loss	—	—	—	—	—	(124,067)	(124,067)

Comprehensive loss							(118,874)

Balance at June 30, 2004	$143	$663,798	$—	$(596)	$5,193	$(511,074)	$157,464

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2004	2003	2002
Operating activities
Net loss	$(124,067)	$(102,912)	$(77,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,251	9,534	10,478
Amortization of intangibles	4,573	200	10,502
Loss on disposal of property and equipment	352	—	—
Stock compensation expense (recovery)	875	(309)	16,648
Acquired in-process research and development	—	—	5,445
Non-cash portion of restructuring charges	—	3,814	17,216
Provision for excess inventory	1,000	4,327	4,345
Provision for doubtful accounts	1,005	82	307
Provision (reduction) for warranty accrual	478	(987)	(1,507)
Charge for merger costs	—	4,126	—
Reduction in long-lived assets	—	1,548	—
Cumulative effect of an accounting change	—	37,500	—
Changes in operating assets and liabilities:
Accounts receivable	(11,774)	2,159	8,820
Inventories	(8,089)	(1,425)	(4,409)
Due to/from related parties	1,168	—	—
Other current assets	916	(53)	59
Other assets	6,549	99	187
Accounts payable	4,909	729	(11,138)
Accrued compensation and related expenses	764	(662)	(1,843)
Accrued restructuring	(65,409)	10,844	(5,976)
Warranty	(3,818)	(148)	(240)
Other accrued expenses and deferred revenue	(1,736)	(1,990)	(4,770)

Net cash used in operating activities	(177,053)	(33,524)	(33,653)

Investing activities
Purchases of held-to-maturity securities	(192,097)	(79,943)	(193,233)
Maturities of held-to-maturity securities	193,830	103,258	187,793
Purchases of other investments	(4,400)	—	—
Purchases of property and equipment	(2,514)	(416)	(2,261)
Proceeds from sale of property and equipment	684	—	—
Other assets	—	(1,988)	(2,618)
Acquisition of subsidiaries, net of cash assumed	117,986	—	234

Net cash provided by (used in) investing activities	113,489	20,911	(10,085)

Financing activities
Payments on long-term debt and capital lease obligations	(5,265)	(5,078)	(7,389)
Payments on short-term borrowings	(106,999)	(6,035)	(4,510)
Proceeds from short-term borrowings and long-term debt	107,582	3,141	4,057
Borrowings under financing arrangements	865	—	—
Proceeds from issuance of common stock, net of repurchases	70,932	378	1,414
Proceeds from payments of stockholders’ notes receivable	—	1,107	657
Other	—	—	(65)

Net cash provided by (used in) financing activities	67,115	(6,487)	(5,836)
Effect of exchange rate changes on cash	7,447	—	—
Net decrease in cash and cash equivalents	10,998	(19,100)	(49,574)
Cash and cash equivalents at beginning of year	10,639	29,739	79,313

Cash and cash equivalents at end of year	$21,637	$10,639	$29,739

Supplemental disclosures of non-cash transactions
Equipment acquired under capital leases	$—	$—	$1,187

Issuance of common stock upon acquisitions	$107,861	$—	$—

Warrants	$407	$—	$—

Supplemental disclosures of cash flow information
Interest paid	$966	$1,334	$2,492

See accompanying notes.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 1. Description of Business and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates made by management include the calculation of allowance for doubtful accounts, inventory write downs, warranty provisions, impairment of goodwill and other acquired intangible assets, acquired in-process research and development, restructuring expenses and litigation and contingency assessments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

Fair Value of Financial Instruments

The Company evaluates the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and/or estimation methodologies could have a negative effect on the estimated fair value amounts. The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, short-term and long-term obligations and other current liabilities approximates the carrying amount due to the relatively short maturity of these items.

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

The cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on the securities are included in interest income.

Concentration of Credit and Other Risks

Financial instruments, which subject the Company to potential credit risk, consist of demand deposit accounts, money market accounts, short-term and long-term investments and accounts receivable. The Company maintains its demand deposit accounts, money market accounts and short-term and long-term investments primarily with two financial institutions. The Company invests its excess cash principally in debt securities.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

The Company sells primarily to large communication vendors. The Company extends reasonably short collection terms but does not require collateral from most of its customers. The Company maintains a provision for credit losses resulting from the failure of its customers to make required payments. When the Company becomes aware, subsequent to delivery, of a customer’s potential inability to meet its payment obligations, the Company records a specific allowance for doubtful accounts. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of its sales to a limited number of customers. The Company has not experienced significant credit losses to date. Concentrations of credit risk, with respect to these financial instruments, exist to the extent of amounts presented in the financial statements.

As of June 30, 2004, approximately 52% of the Company’s employees worldwide were represented by labor unions or labor organizations. Approximately 100 employees located in New York are represented by the American Flint-Glass Workers Union AFL-CIO, including Local Union No. 1000 with a term to February 2005, and approximately 400 employees located in Europe are represented by labor organizations.

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

In estimating excess inventory, the Company used a range of six-month to twelve-month demand forecast in fiscal 2004. In fiscal 2003 and 2002, the Company used a three-month demand forecast. The Company also considered: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and 3) known design changes which would reduce the Company’s ability to use the inventory as planned.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the useful lives of the assets, generally two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. The Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable (see Note 6). Prior to the adoption of SFAS 142, the Company amortized goodwill over its estimated useful life of 3 to 5 years.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). Measurement of the fair value of the reporting unit is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment.

Intangible Assets

Intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets primarily include existing and core technology, trademarks and trade names, supply agreements and customer lists. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from 3 to 5 years.

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

Pension Benefits

For defined benefit pension plans, liabilities and prepaid expenses are determined using the Projected Unit Credit Method (with projected final salary), and recognizing, actuarial gains and losses in excess of more than 10% of the present value of the defined benefit obligation or 10% of the fair value of any plan assets, over the expected average remaining working lives of the employees participating in the plan.

Foreign Currency

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using weighted average exchange rates in effect during the period. The gains and losses from the translation of these subsidiaries’ financial statements into the U.S. dollar are recorded directly into a separate component of shareholders’ equity under the caption “Accumulated Other Comprehensive Income” in shareholders’ equity. Currency transaction gains and losses are included in the Company’s results of operations.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Accumulated Other Comprehensive Income

Statement of Accounting Standards No. 130 “Reporting Comprehensive Income” (“FAS 130”) requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements of Shareholders’ Equity. Foreign currency translation adjustments for the year ended June 30, 2004 were a gain of approximately $5.2 million, resulting in a comprehensive net loss of $118.9 million. For the years ended June 30, 2003 and 2002, net loss equaled comprehensive net loss.

Revenue Recognition

Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Abstract 00-21, “Revenue Arrangements with Multiple Deliverables”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is offset against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required.

Shipping Costs

The Company’s shipping and handling costs are included under cost of revenue for all periods presented.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 2004, 2003 and 2002 were $598,647, $251,000 and $638,000, respectively, and are included in sales and marketing expenses.

Stock-Based Compensation

Stock based awards to employees are accounted for under the intrinsic value method. Accordingly, deferred stock compensation is recognized for an option or share purchase right that has an exercise price that is less than the fair value of the common shares and is calculated as the difference between the option price or share purchase right exercise price at the date of grant and the fair value of the Company’s common shares at that date. Such deferred stock compensation is amortized over the vesting period, generally a maximum of four years, using the accelerated expense attribution method.

Equity instruments granted to consultants are accounted for under the fair value method using the Black-Scholes option-pricing model and are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

Pro forma information regarding net loss and net loss per common share under the fair value method for options and share repurchase rights granted prior to the Company’s initial public offering was estimated at the

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

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

	Employee Stock Option Plan			Employee Stock Purchase Plan
	Years Ended June 30,			Years Ended June 30,
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	3.3%	2.2%	3.7%	1.2%	1.7%	3.1%
Weighted-average expected life	4 years	3 years	3 years	0.5 years	0.5 years	0.5 years
Volatility	1.23	1.13	1.01	0.82	1.26	1.01
Dividend yield	—	—	—	—	—	—

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2004	2003	2002
Net loss:
As reported	$(124,067)	$(102,912)	$(77,777)
Stock-based employee compensation expense (recovery) included in reported net loss	875	(351)	16,561
Total stock-based employee compensation expense determined under fair value based methods for all awards	(17,014)	(2,626)	(38,029)

Pro forma	$(140,206)	$(105,889)	$(99,245)

Basic and diluted net loss per common share:
As reported	$(0.95)	$(1.51)	$(1.21)
Pro forma	$(1.07)	$(1.55)	$(1.54)

The pro forma impact of options on the consolidated net loss attributable to common stockholders for the years ended June 30, 2004, 2003 and 2002 is not representative of the effects on consolidated net income (loss) attributable to common stockholders for future years, as future years will include the effects of additional stock option grants.

Research and Development Costs

Research and development costs are expensed as incurred.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants (see Note 13).

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. EITF 00-21 was effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003. The Company adopted this standard effective July 1, 2003 and such adoption has no material impact on consolidated financial statements.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Note 2. Acquisitions

On July 31, 2003, the Company acquired Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, to augment its optical technologies and intelligent photonic solutions product line with dense wave division multiplexing (DWDM) lasers, photodetectors, optical amplifiers, high–speed interface modules and key passive devices such as arrayed waveguide multiplexers and Fiber Bragg Grating (FBG) filters. Alcatel also assigned and licensed certain intellectual property rights to the Company. In addition, the Company acquired certain assets of the optical components business of Corning to augment its optical technologies and intelligent photonic solutions product line with optical amplifiers and lithium-niobate modulators. Corning also assigned and licensed certain intellectual property rights to the Company. In consideration for the above, the Company issued shares of its common stock to Alcatel and to Corning, representing 28% (35.4 million shares) and 17% (21.5 million shares), respectively, of the outstanding shares of the Company’s common stock on a post-transaction basis. The transactions were accounted for under the purchase method of accounting.

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

The purchase price for these acquisitions is as follows (in thousands):

	Alcatel Optronics	Corning Asset Purchase	Vitesse Asset Purchase
Value of securities issued	$63,064	$38,289	$6,509
Transaction costs and expenses	6,533	3,820	297

Total purchase price	$69,597	$42,109	$6,806

The common stock issued in the acquisitions were valued based on the average closing price for two trading days prior, the day of and two trading days subsequent to the public announcement of the transactions.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction. The purchase price allocation is as follows (in thousands):

	Alcatel Optronics	Corning Asset Purchase	Vitesse Asset Purchase
Cash, cash equivalents and short-term investments	$108,613	$20,023	$—
Long-term investments	2,085	—	—
Accounts receivable	8,050	—	—
Inventories	14,169	11,646	1,731
Other current assets	10,320	500	—
Due from related party	12,578	4,237	—
Property and equipment	10,176	8,679	1,612
Accounts payable	(15,564)	—	—
Accrued expenses	(22,520)	(2,433)	—
Restructuring	(64,294)	(2,466)	—
Warranty	(1,406)	(5,237)	—
Supply agreement	—	(7,095)	—
Other long-term obligations	(3,185)	—	—

Net tangible assets	59,022	27,854	3,343
Intangible assets acquired—core and developed technology	10,575	5,990	2,320
Goodwill	—	8,265	1,143

Total purchase price	$69,597	$42,109	$6,806

The Company acquired developed technology from Alcatel, which is comprised of products that are technologically feasible, primarily including DWDM lasers, photodetectors, optical amplifiers, high-speed interface modules and passive optical devices. Core technology and patents represent a combination of Alcatel’s Optronics division processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years. The Company acquired developed technology from Corning, which is comprised of products that are technologically feasible, primarily including amplifiers, dispersion compensation modules and modulators. Core technology and patents represent a combination of the optical components business of Corning processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years. The Company acquired developed technology from Vitesse, which is comprised of products that are technologically feasible, primarily including transponders. Core technology and patents represent a combination of the optical systems business of Vitesse processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years.

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

The purchase price for the Corning Assets and Vitesse Assets resulted in the recognition of goodwill. The primary factor contributing to the recognition of goodwill for Vitesse Assets was the ability to integrate a

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

workforce with technical expertise. The primary factors contributing to the recognition of goodwill for the Corning Assets included the integration of a workforce with the technical expertise and a deeper penetration of the Company’s current customer base with a broader portfolio of products. The Company expects that the goodwill for both the Corning and the Vitesse acquisitions will be deductible for tax purposes in the United States.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Alcatel, Corning and Vitesse acquisitions had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Years Ended June 30,
	2004	2003
Net revenues	$116,961	$106,246
Net loss before cumulative effect of an accounting change	$(136,191)	$(670,270)
Net loss	$(136,191)	$(707,770)

Weighted-average shares outstanding—basic and diluted	135,569	126,732
Loss per share before cumulative effect of an accounting change	$(1.00)	$(5.29)
Basic and diluted loss per share	$(1.00)	$(5.58)

Note 3. Restructuring Charges

A summary of the Company’s restructuring accrual is as follows (in thousands):

	June 30,
	2004	2003
Acquisition-related accruals	$15,843	$—
Other	25,529	32,455

Total restructuring accruals	41,372	32,455
Less current portion	(26,181)	(6,400)

	$15,191	$26,055

Acquisition-related Accruals

In fiscal year 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company recorded restructuring liabilities at July 31, 2003 with a fair value of $66.8 million relating to future workforce reductions which were included in the purchase price of the optical components businesses of Alcatel and Corning. A summary of the accrued restructuring charges relating to these acquisitions is as follows (in thousands):

	Restructuring Charges from Acquisitions	Cash Payments	Restructuring Accrual at June 30, 2004
Workforce Reduction	$66,760	$(50,917)	$15,843

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Other Restructuring

Over the past several years, the Company has implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand, and the Company continues to assess its current and future operating requirements accordingly.

During fiscal year 2003, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. The Company also continued to downsize its workforce, primarily in its manufacturing operations and further consolidated its facilities in Fremont, resulting in net restructuring charges of $22.4 million in fiscal year 2003.

During fiscal year 2004, the Company announced and implemented several additional restructuring programs, described in the table below, throughout the organization. Restructuring charges for fiscal year 2004 were $7.9 million, offset by $3.5 million restructuring recovery relating to revised estimates of the net costs associated with the Company’s abandoned leased facilities, and $0.6 million relating to sales of previously abandoned equipment, resulting in net restructuring charges of $3.8 million. In connection with the restructured leased facilities, the Company issued warrants to purchase 60,000 shares of its common stock to the landlord amounting to $0.4 million (valued using the Black-Scholes method). These warrants have an exercise price of $7.39 per share and expire on November 30, 2010.

The following table summarizes changes in the restructuring accrual for fiscal year 2004, excluding accruals related to the acquisitions noted above (in thousands):

	Restructuring Accrual at June 30, 2003	Additional Restructuring Charges	Adjustment / Recovery	Non-cash Adjustment	Cash Payments	Restructuring Accrual at June 30, 2004
Workforce Reduction	$117	$7,913	$—	$—	$(1,759)	$6,271
Abandonment of excess equipment	—	—	(634)	—	634	—
Abandonment of excess leased facilities	30,808	—	(3,500)	(407)	(8,089)	18,812
Capital leases	1,530	—	—	—	(1,084)	446

Total	$32,455	$7,913	$(4,134)	$(407)	$(10,298)	$25,529

Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease term through 2010. Capital lease payments are due over the term of the leases through the third quarter of fiscal 2005.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Note 4. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended June 30,
	2004	2003	2002
Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	$(118,013)	$(65,412)	$(77,777)
Loss from discontinued operations	(6,054)	—	—
Cumulative effect of an accounting change to adopt SFAS 142	—	(37,500)	—

Net loss	$(124,067)	$(102,912)	$(77,777)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	130,596	69,285	68,082
Less: weighted-average number of shares subject to repurchase	(35)	(914)	(3,774)

Weighted-average number of shares used in computing basic and diluted net loss per common share	130,561	68,371	64,308

Loss per share from continuing operations before discontinued operations and cumulative effect of an accounting change	$(0.90)	$(0.96)	$(1.21)
Loss per share from discontinued operations	(0.05)	—	—
Loss per share from cumulative effect of an accounting change to adopt SFAS 142	—	(0.55)	—

Basic and diluted net loss per common share	$(0.95)	$(1.51)	$(1.21)

During all periods presented, the Company had options to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 17,292,000 shares of common stock were outstanding at June 30, 2004, options to purchase 8,920,000 shares of common stock were outstanding at June 30, 2003 and options to purchase 12,697,000 shares of common stock were outstanding at June 30, 2002.

Note 5. Consolidated Balance Sheet Detail

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Cash equivalents, short-term and long-term investments consist of the following (in thousands):

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money Market Funds	$6,385	$8	$—	$6,393
Corporate Notes	9,013	—	(463)	8,550
Corporate Bonds	2,868	—	(180)	2,688

	18,266	8	(643)	17,631

Short Term Investments
Commercial Paper	999	—	—	999
Certificate of Deposits	5,402	—	—	5,402
Market Auction Preferreds	4,206	—	(6)	4,200
United States Government Agencies	29,473	15	(139)	29,349
Corporate Bonds	27,373	5	(459)	26,919

	67,453	20	(604)	66,869

Long Term Investments—due between one year and two years
Corporate Bonds	4,998	—	(54)	4,944
United States Government Agencies	50,147	—	(849)	49,298

	55,145	—	(903)	54,242

Total	$140,864	$28	$(2,150)	$138,742

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money Market Funds	$10,714	$15	$—	$10,729

Short Term Investments
Corporate Notes	7,677	—	(45)	7,632
Certificate of Deposits	2,376	—	—	2,376
Auction Rate Receipts	3,875	—	—	3,875
Market Auction Preferreds	19,463	—	(13)	19,450
United States Government Agencies	36,639	99	—	36,738
Corporate Bonds	4,897	44	—	4,941
Medium Term Notes	2,025	4	—	2,029

	76,952	147	(58)	77,041

Long Term Investments—due between one year and two years
Corporate Bonds	8,677	45	—	8,722
United States Government Agencies	38,386	191	—	38,577

	47,063	236	—	47,299

Total	$134,729	$398	$(58)	$135,069

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Estimated fair value is based upon market prices quoted on the last day of the respective fiscal year. Due to the nature of the investments, the Company considers unrealized losses to be other-than-temporary and are expected to be recovered upon maturity.

Inventories

Inventories consist of the following (in thousands):

	June 30,
	2004	2003
Raw materials	$23,260	$2,228
Work-in-process	6,565	845
Finished goods	9,178	540

	$39,003	$3,613

In fiscal year 2004, the Company recorded charges to cost of revenue of $1.0 million for excess and obsolete inventory primarily as a result of decreased demand for the Company’s products. In fiscal year 2003, the Company recorded charges to cost of revenue of $4.3 million for excess and obsolete inventory that resulted from $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and $1.7 million of excess inventory as a result of decreased demand for the Company’s products.

The Company sold inventory previously written-off with original cost totaling $1.2 million in fiscal year 2004 and $4.3 million in fiscal year 2003. The majority of this inventory sold in each year had been written-off in a prior year. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products (that included these components) in excess of the Company’s estimates.

The total cost of inventory written-off to June 30, 2004 is approximately $48.2 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $10.8 million have been sold, items representing $1.8 million have been consumed in research and development activities, items representing $18.0 million have been discarded, and items representing $17.6 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company continues to transition it’s manufacturing to third-party manufacturers in Asia.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2004	2003
Computer hardware and software	$5,024	$1,318
Production and engineering equipment	39,767	24,136
Office equipment, furniture and fixtures	2,250	746
Leasehold improvements	2,782	771

	49,823	26,971
Accumulated depreciation	(35,846)	(21,516)

	$13,977	$5,455

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,
	2004	2003
VAT and Research tax credit	$7,650	$—
Prepaid expenses and other assets	2,137	1,070

Total	$9,787	$1,070

Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	June 30,
	2004	2003
Prepaid acquisition costs	$—	$6,620
Investment at cost	4,400	—
Deposits and other assets	2,886	589

	$7,286	$7,209

Warranties

The Company generally provides a product warranty for 12 months from the date of shipment. The Company accrues for the estimated cost to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase resulting in decreases to gross profit.

Changes in the Company’s product warranty accrual for fiscal year 2004 and fiscal year 2003 are as follows (in thousands):

	Years Ended June 30,
	2004	2003
Balance at beginning of year	$2,707	$3,842
Acquired warranty obligations	6,643	—
Accrual for warranties issued during the period	2,326	733
Cost of warranty repair	(3,704)	(148)
Accrual related to pre-existing warranties (including changes in estimates)	(1,847)	(1,720)

Balance at end of year	$6,125	$2,707

Note 6. Goodwill and Other Intangibles

In accordance with the adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company performed the required two-step impairment tests of

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

goodwill and indefinite-lived intangible assets as of July 1, 2002. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. The Company believes it operates as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal year 2003. This loss was recognized as the cumulative effect of an accounting change.

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

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all periods presented (in thousands, except per share data):

	Years Ended June 30,
	2004	2003	2002
Reported net loss before cumulative effect of an accounting change	$(124,067)	$(65,412)	$(77,777)
Add back goodwill (including assembled workforce) amortization	—	—	10,022

Adjusted net loss before cumulative effect of an accounting change	(124,067)	(65,412)	(67,755)
Cumulative effect of an accounting change	—	(37,500)	—

Adjusted net loss	$(124,067)	$(102,912)	$(67,755)

Adjusted basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.95)	$(0.96)	$(1.21)
Add back goodwill (including assembled workforce) amortization	—	—	0.16

Adjusted basic and diluted net loss per share before cumulative effect of an accounting change	(0.95)	(0.96)	(1.05)
Cumulative effect of an accounting change	—	(0.55)	—

Adjusted basic and diluted net loss per share	$(0.95)	$(1.51)	$(1.05)

Shares used in computing basic and diluted net loss and adjusted net loss per share	130,561	68,371	64,308

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

The following table reflects the changes in the carrying amount of goodwill including assembled workforce (in thousands):

Balance at July 1, 2002	$37,186
Workforce transferred to goodwill	314

Adjusted balance at July 1, 2002	37,500
Transitional impairment loss	(37,500)

Balance at June 30, 2003	—
Acquisition-related goodwill	9,408

Balance at June 30, 2004	$9,408

The gross and net carrying amount of other intangible assets as of June 30, 2003 was zero. The following table reflects the carrying amount of intangible assets at June 30, 2004 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased Technology	$16,165	$(3,742)	$12,423
Supply Agreement	1,838	(562)	1,276
Other	882	(181)	701

Total	$18,885	$(4,485)	$14,400

The future amortization of other intangible assets is as follows (in thousands):

Amount
Fiscal years ending June 30,
2005	$5,079
2006	5,079
2007	4,242

$14,400

Note 7. Long-Lived Assets

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

In February 2004, the Company entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired the Company’s silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in the Company’s acquisition of Alcatel

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Optronics in the first quarter of fiscal 2004. For fiscal year 2004, the Company recorded a net loss from discontinued operations of $6.1 million, and there was no gain or loss on disposition.

Note 8. Related Party Transactions

In September 2000, the Company loaned $150,000 to an officer in connection with his acceptance of employment. The interest rate on the promissory note was 6.50% per annum. The Company forgave the principal amount of the note in fiscal year 2002 and the accrued interest due on the note was paid in fiscal year 2002. The forgiveness of the loan was pursuant to the terms of his employment, which guaranteed a $150,000 bonus or forgiveness of the loan. The principal amount forgiven is included in general and administrative expense in the accompanying consolidated statements of operations for fiscal 2002.

In connection with the exercise of certain stock options and share purchase rights granted under the Company’s stock option plan, the Company received promissory notes equal to the total exercise price of these stock options and share purchase rights. These full recourse promissory notes, which bore interest at rates ranging from 4.99% to 6.21% per annum, and accrued interest were payable in full to the Company, generally four to five years from the date each of the promissory notes was issued. Promissory notes for the exercise of certain stock options and share purchase rights totaling $1,265,000 were outstanding as of June 30, 2002. These notes were repaid in fiscal year 2003. These notes were classified as a reduction of stockholders’ equity.

During fiscal year 2002, the Company forgave $75,000 due under a promissory note for the exercise of certain stock options from a former executive officer as part of a separation agreement. Additionally, the Company forgave a total of $50,850 due under promissory notes for the exercise of certain stock options from two executive officers. This forgiveness was in consideration of the executive officers’ continued employment with the Company, pursuant to the terms and conditions of their respective promissory notes and related agreements.

One of the Company’s directors is a senior vice president of MCI. MCI accounted for 0.27%, 0%, and 16% of the Company’s net revenue for the years ended June 30, 2004, 2003 and 2002, respectively.

On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-acquisition basis. The Company sells products and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provide administrative and other transitional services to the Company. Sales of products to Alcatel and Corning were $31.8 million and $0.4 million, respectively, during the period August 1, 2003 through June 30, 2004. Purchases of raw materials and components from Alcatel and Corning were $4.0 million and $23.7 million, respectively, during the period August 1, 2003 through June 30, 2004. As of June 30, 2004, the Company had paid $4.2 million and $2.7 million to Alcatel and Corning, respectively, for administrative and other transitional services. Amounts due from Alcatel and Corning were $16.5 million and $2.3 million, respectively, at June 30, 2004, including $9.9 million and $2.3 million, respectively, relating to receivables arising in the acquisition. Amounts due to Alcatel and Corning were $0.7 million and $1.9 million, respectively, at June 30, 2004.

Note 9. Commitments and Contingencies

Operating Leases

In September 1999, the Company entered into an operating lease for a corporate headquarters and manufacturing facility. Upon the expiration of the lease in October 2009, the Company has an option to extend

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

the lease term for an additional five-year period. In July 2004, the Company assumed certain operating leases in Europe in connection with its acquisitions. The Company also has an operating lease for certain facilities in Newark, California which the Company no longer occupies, the remaining lease obligation of which is included in accrued restructuring costs.

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of June 30, 2004 are as follows (in thousands):

	Total Cash Obligation	Amount Included in Accrued Restructuring Liability	Remaining Obligation
Years ending June 30,
2005	6,905	(3,653)	3,252
2006	6,011	(3,802)	2,209
2007	6,123	(3,935)	2,188
2008	6,236	(4,053)	2,183
2009	5,792	(4,173)	1,619
Remaining years	5,540	(5,268)	272

Total minimum lease payments	$36,607	$(24,884)	$11,723

The Company’s rental expense under operating leases was approximately $5,456,000, $2,696,000 and $3,309,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Future minimum sublease rentals to be received on a restructured facility are $157,000, $196,000 and $118,000 for the years ending June 30, 2005, 2006 and 2007.

Contingencies

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. A stipulation of settlement for the claims against the issuer defendants, including Avanex, has been submitted to the court. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

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

Note 10. Pension and post-retirement benefits other than pension plans

With the acquisition of the optical components business of Alcatel, Avanex assumed a defined benefit pension plan covering the employees in France. The benefit obligation recorded on acquisition (project benefit obligation) was actuarially determined. Disclosures about the plan are as follows (in thousands):

Pension Benefits 2004
Change in benefit obligation
Benefit obligation assumed on acquisition at July 31, 2003	$3,230
Service cost	177
Interest cost	156
Settlement/curtailments	(397)
Actuarial loss/gain	1,194

Benefit obligation at June 30, 2004	$4,360

Weighted-average assumptions as of June 30, 2004
Discount rate	4.50%
Rate of compensation increase	2.50%
Expected residual active life	13

Components of net periodic cost
Service cost	$177
Expected interest cost	156
Amortization of actuarial net loss	397
Effect of curtailments	(397)

Net periodic benefit cost	$333

Accumulated benefit obligation	$3,326

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

The benefit obligation of $4.4 million is included in other long-term obligations in the consolidated balance sheet at June 30, 2004. The last actuarial valuation of the plan was as of June 30, 2004.

The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on the first day of the month following their hire date with the Company. Under the plan, employees may contribute up to 15% of their pre tax salaries per year but not more than the statutory limits. The Company contributes 50% of the employee’s contribution up to the first 3% of compensation.

Note 11. Financing Arrangements

Short-Term Borrowings

The Company maintains a revolving line of credit with a financial institution which allows maximum borrowings up to $20.0 million and terminates on December 31, 2004. This line of credit requires the Company to comply with specified covenants. At June 30, 2004 and June 30, 2003 the Company had borrowings of $3.7 million and $3.1 million, respectively, against this line. Additionally, the line of credit secures three letters of credit totaling approximately $3.6 million in the aggregate relating to certain facility leases and software related financing which expire in September through March 2005. The line bears interest at prime plus 1.25% and, at June 30, 2004 the effective interest rate was 5.25% (4.0 % at June 30, 2003). The line of credit is collateralized by $21.0 million in short-term investments at June 30, 2004 and a pledge of all the Company’s assets.

Other Long-term Obligations

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $865,000 to be used to finance the acquisition of SAP software, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan was 5.2% and the maturity date for the loan is September 1, 2004.

In February 2001, the Company entered into a loan agreement with a financial institution to borrow $2,269,000 to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The designated interest rate is 9.406% and the maturity date for the loan is November 28, 2006. As of June 30, 2004 and 2003, the Company had $126,000 and $840,000 outstanding, respectively.

Payments due under financing arrangements as of June 30, 2004 are as follows (in thousands):

Years ending June 30,
2005	$439
2006	313
2007	157

Total payments	909
Less: Amounts representing interest	(53)

Present value of net remaining payments	856
Less current portion	(407)

Long-term portion	$449

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

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

In connection with the acquisition of the optical components business of Alcatel, the Company assumed additional capital lease obligations totaling $7.4 million as of June 30, 2004 at interest rates ranging from 3.1% to 7.7% with varying maturity dates through fiscal 2009.

Payments due under capital lease agreements for certain equipment as of June 30, 2004 are as follows (in thousands):

	Total Cash Obligation	Amount Included in Accrued Restructuring Liability	Remaining Obligation
Years ending June 30,
2005	$4,383	$(456)	$3,927
2006	1,843	—	1,843
2007	1,593	—	1,593
2008	1,342	—	1,342
2009	1,119	—	1,119
Remaining years	447	—	447

	10,727	(456)	10,271
Amount representing interest	(876)	10	(866)

Present value of net minimum lease payments	9,851	(446)	9,405
Less current portion	4,008	446	3,562

Long-term portion	$5,843	$—	$5,843

At June 30, 2004 and 2003, equipment amounting to approximately $15,726,000 was capitalized under capital leases. Related accumulated amortization at June 30, 2004 and 2003 amounted to approximately $15,658,000 and $12,884,000, respectively. The lease agreements are payable in monthly installments through May 2005, bearing interest at rates between 8.5% and 15.5% per annum, and are fully secured by the related equipment.

Note 13. Stockholders’ Equity

Securities Purchase Agreements

In November 2003, the Company entered into a securities purchase agreement pursuant to which the investors named therein purchased, in the aggregate, 6,815,555 shares of our common stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of common stock, the investors were issued rights, which were exercisable for up to an additional 1,363,116 shares of our common stock at $4.63 per share. During fiscal year 2004, 193,584 shares of common stock were issued upon the exercise of certain of such rights. The remainder of the rights expired on March 16, 2004.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

In February 2004, the Company entered into a securities purchase agreement pursuant to which the investors purchased, in the aggregate, 7,319,761 shares of common stock of the Company at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction amounted to approximately $38.7 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of common stock, the investors were issued rights that were exercisable for up to an additional 1,463,954 shares of the Company’s common stock at $5.49 per share, none of which were exercised. These rights expired on June 9, 2004.

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

The authorized shares under the Option Plan automatically increase each July 1 by an amount equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 5,718,145 shares of the Company’s common stock have been reserved for future issuance under the Option Plan as of June 30, 2004.

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

The Director Plan also provides for automatic annual increases each July 1, by an amount equal to the lesser of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 520,000 shares of the Company’s common stock have been reserved for future issuance under the Director Plan as of June 30, 2004.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Stock option activity under the option plans and the director plan is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at June 30, 2001	7,288,002	$28.02
Options granted	8,878,170	5.03
Options assumed in LambdaFlex acquisition	106,804	0.39
Options exercised	(478,423)	1.82
Options canceled	(3,097,405)	33.45

Balance at June 30, 2002	12,697,148	11.38
Options granted	3,892,545	0.92
Options exercised	(748,887)	0.34
Options canceled	(6,920,751)	10.35

Balance at June 30, 2003	8,920,055	8.54
Options granted	10,614,136	3.84
Options exercised	(715,730)	1.81
Options canceled	(1,526,898)	4.12

Balance at June 30, 2004	17,291,563	$6.33

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares As of June 30, 2004	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares As of June 30, 2004	Weighted- Average Exercise Price
$ 0.03 – $ 0.80	1,892,101	8.38	$0.75	743,123	$0.72
$ 0.81 – $ 2.60	2,072,052	9.11	1.92	400,327	1.45
$ 2.67 – $ 3.42	1,369,723	9.52	3.21	127,992	3.09
$ 3.43 – $ 3.43	1,749,200	9.10	3.43	—	—
$ 3.51 – $ 3.74	149,348	7.30	3.68	90,200	3.68
$ 3.95 – $ 3.95	1,950,000	9.08	3.95	—	—
$ 4.00 – $ 4.37	215,051	7.90	4.18	88,476	4.12
$ 4.39 – $ 4.39	2,113,600	9.47	4.39	—	—
$ 4.50 – $ 4.89	1,225,837	8.80	4.73	302,960	4.71
$ 4.90 – $142.00	4,554,651	7.23	15.24	3,097,143	19.50

	17,291,563			4,850,221

Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and 1/48 per month thereafter. During the year ended June 30, 2002, the Company issued 1,000,000 share purchase rights under the Option Plan. There were no share purchase rights issued in the years ended June 30, 2004 and 2003. Shares subject to repurchase were 0 as of June 30, 2004, 171,668 shares as

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

of June 30, 2003, and 2,037,418 shares as of June 30, 2002. For the years ended June 30, 2003 and 2002, the Company repurchased 1,098,784, and 178,011 shares, respectively, under the Option Plan, and no shares were repurchased for the year ended June 30, 2004.

The weighted-average fair value of stock options granted at fair value and below fair value during fiscal year 2004 was $2.61. The weighted-average fair value of stock options granted at fair value during fiscal year 2003 was $0.74. The weighted-average fair value of stock options and share purchase rights granted at fair value and below fair value during fiscal year 2002 and 2001 was $3.98 and $6.24, respectively.

For the years ended June 30, 2004, 2003, and 2002, the Company recorded deferred stock compensation of $642,000, $0, and $8,538,000, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such stock options and share purchase rights were granted. The fair value of stock options and share purchase rights granted was based on the actual stock closing price on the day previous to the date of grant. For the years ended June 30, 2004, 2003 and 2002, the Company recorded amortization (recovery) of deferred stock compensation of $875,000, $(309,000) and $16,648,000, respectively. At June 30, 2004, the Company had $596,000 of remaining unamortized deferred compensation. Such amount is included as a reduction of stockholders’ equity and is being amortized over the vesting period.

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

The Stock Purchase Plan provides for automatic annual increases each July 1, to shares reserved for issuance by an amount equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 2,105,181 shares of the Company’s common stock have been reserved for future issuance under the Stock Purchase Plan as of June 30, 2004.

Shares Reserved

Common stock reserved for future issuance is as follows:

June 30, 2004
Stock options:
Options outstanding	17,291,563
Reserved for future grants	6,305,340
Employee stock purchase plan	2,105,181
Warrants	60,000

Total common stock reserved for future issuance	25,762,084

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Note 14. Income Taxes

There has been no provision for U.S. federal, U.S. state or foreign income taxes for any annual period as the Company has incurred operating losses since inception for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended June 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$89,110	$46,549
Tax credit carryforwards	4,074	3,063
Inventory reserves	8,251	8,941
Restructuring charges	8,522	12,580
Other	6,124	4,931

Total deferred tax assets	116,081	76,064
Valuation allowance	(116,081)	(76,064)

Net deferred tax assets	—	—

Deferred tax liabilities:
Purchased intangibles	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $40.0 million, $13.0 million, and $10.8 million in the years ended June 30, 2004, 2003 and 2002, respectively.

Deferred tax assets related to net operating loss carryforwards at June 30, 2004 include approximately $14.0 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

As of June 30, 2004, the Company has net operating loss and research and development tax credit carry-forwards for federal income tax purposes of approximately $184.3 million and $2.4 million, respectively, which expire in years 2012 through 2024. The Company also has net operating loss and research and development tax credit carry-forwards for state income tax purposes of approximately $110.0 million and $2.5 million, respectively. The state net operating loss carry-forwards expire beginning in the year 2008 and the research and development tax credit can be carried forward indefinitely. The Company also has foreign net operating loss carry-forward of approximately $60.2 million which expire beginning in the year 2009. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Note 15. Market Sales, Export Sales, Significant Customers, and Concentration of Supply

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

The Company had net sales by geographical region based on the location of the entity purchasing the Company’s products as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
United States	$51,988	$17,584	$19,121
Europe	35,229	2,859	3,140
Rest of the world	19,715	973	11,425

	$106,932	$21,416	$33,686

Revenues have been principally derived from the sales of our product portfolio, which was significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning.

Long-lived assets by geographical area (in thousands):

	June 30,
	2004	2003
Domestic	$18,129	$5,455
Foreign	10,248	—

	$28,377	$5,455

Net assets by geographical area (in thousands):

	June 30,
	2004	2003
Domestic	$134,363	$96,262
Foreign	23,101	—

	$157,464	$96,262

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

Net loss by geographical area (in thousands):

	June 30,
	2004	2003	2002
Domestic	$(63,840)	$(102,912)	$(77,777)
Foreign	(60,227)	—	—

	$(124,067)	$(102,912)	$(77,777)

Revenue by component (in thousands):

	Years Ended June 30,
	2004	2003	2002
Actives	$69,852	$3,440	$2,527
Passives	37,080	17,976	31,159

	$106,932	$21,416	$33,686

The following table summarizes information on customers (including sales to their contract manufacturers) that accounted for greater than 10% of revenue:

	Percent of Net Revenue			Percent of Accounts Receivable at June 30,
Customer	2004	2003	2002	2004	2003
Alcatel	30	*	*	23	*
Cisco Systems	20	57	32	*	60
Ciena	11	*	*	*	*
Fujitsu	*	*	19	*	*
MCI/WorldCom	*	*	16	*	*
Nortel	*	*	12	*	*
Sorrento	*	12	*	*	*

Total	61%	69%	79%	23%	60%

*	less than 10%

The Company currently purchases several key parts and components used to manufacture its products from limited sources of supply.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Corporate Governance Matters—Code of Conduct” in our Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Election of Directors—Director Compensation” and “Executive Compensation” in the Proxy Statement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) Index to Financial Statements

The Financial Statements required by this item are submitted in Part II, Item 8 of this Annual Report.

(2) Financial Statements Schedules

The following financial statement schedule of Avanex Corporation for each of the past three years in the period ended June 30, 2004 should be read in conjunction with the Consolidated Financial Statements of Avanex Corporation.

Schedule II—Valuation and Qualifying Accounts

Allowance For Doubtful Accounts:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Write-Offs (1)	Balance at End of Period
Year ended June 30, 2002	$1,009,000	307,000	396,000	$920,000
Year ended June 30, 2003	$920,000	82,000	524,000	$478,000
Year ended June 30, 2004	$478,000	1,005,000	—	$1,483,000

(1)	Represents uncollectible accounts written off net of the reversal of charges to costs and expenses.

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

See Item 15(b) below.

(b) Exhibits

We have filed, or incorporated into this Annual Report by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedule

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, County of Alameda, State of California, on September 13, 2004.

AVANEX CORPORATION

By:	/S/ LINDA REDDICK
Linda Reddick Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jo S. Major, Jr. and Linda Reddick, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JO S. MAJOR, JR. Jo S. Major, Jr.	President, Chief Executive Officer and Director (principal executive officer)	September 13, 2004

/S/ LINDA REDDICK Linda Reddick	Chief Financial Officer (principal financial and accounting officer)	September 13, 2004

/S/ WALTER ALESSANDRINI Walter Alessandrini	Chairman of the Board of Directors	September 13, 2004

/S/ VINTON CERF Vinton Cerf	Director	September 13, 2004

/S/ SYRUS P. MADAVI Syrus P. Madavi	Director	September 13, 2004

/S/ JOSEPH A. MILLER, JR. Joseph A. Miller, Jr.	Director	September 13, 2004

/S/ TODD BROOKS Todd Brooks	Director	September 13, 2004

/S/ JOEL A. SMITH III Joel A. Smith III	Director	September 13, 2004

/S/ SUSAN WANG Susan Wang	Director	September 13, 2004

EXHIBIT INDEX

Exhibit Number		Description
2.1		Share Acquisition and Asset Purchase Agreement, dated as of May 12, 2003, by and between Avanex Corporation, Alcatel and Corning Incorporated (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2003).

3.1		Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

3.2		Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2004).

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2		Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

4.3		Preferred Stock Rights Agreement, dated as of July 26, 2001, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form 8-A filed on August 24, 2001).

4.4		First Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/A filed on March 28, 2002).

4.5		Second Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and the EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/A filed on May 30, 2003).

10.1	*	Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.2	*	1998 Stock Plan, as amended, and forms of agreement thereunder (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

10.3	*	1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.4	*	1999 Director Option Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.5	*	Avanex Corporation Incentive Compensation Plan.

10.6	*	Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.7	*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.8	*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

Exhibit Number		Description
10.9	*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.10	*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.11	*	Terms of Employment dated January 6, 2003 between the Registrant and Walter Alessandrini (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2003).

10.12	*	Offer of Employment between Giovanni Barbarossa and the Registrant dated November 20, 2002.

10.13	*	Offer of Employment between Douglas Hall and the Registrant dated July 10, 2003.

10.14	*	Offer of Employment between Jaime Reloj and the Registrant dated October 25, 2002.

10.15	*	Compromise Agreement date November 21, 2003 between Richard Laming and Avanex UK Limited (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2004).

10.16		Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.17		Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

10.18		Amended and Restated Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated July 10, 2000 (which is incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on September 21, 2000).

10.19		Lease Agreement between GAL-LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).

10.20		Second Amendment to Revolving Credit and Security Agreement between Comerica Bank-California and the Registrant dated January 2, 2001 (which is incorporated herein by reference to Exhibit 10.37 of the Registrant’s Quarterly Report on Form 10-Q filed on February 15, 2001).

10.21		Third Amendment to Amended and Restated Revolving Credit and Security Agreement dated July 19, 2001 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K filed on September 17, 2001).

10.22		Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement dated September 26, 2002 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2002).

10.23		Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement dated June 18, 2003 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

Exhibit Number	Description
10.24	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated December 31, 2003 between the Registrant and Comerica Bank-California (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2004).

10.25	Stockholders’ Agreement between Avanex Corporation, Alcatel and Corning Incorporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.26†	Intellectual Property Rights Agreement between Corning Incorporated and Avanex Corporation Relating to Photonics dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.27†	Agreement of Sublease between Corning Property Management Corporation and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.28	Consent and Assignment and Assumption of Lease Agreement between Pirelli S.p.A, Corning Incorporated, Corning O.T.I. S.r.L., and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.29	Lease Agreement between Pirelli S.p.A, and Avanex Corporation as successor in interest to Corning O.T.I. S.r.L. effective as of January 1, 2003 (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.30	Intellectual Property License Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.31†	Supply Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.32†	Frame Purchase Agreement for Opto Electronic Components between Avanex Corporation and Alcatel dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.33	Commercial Lease between Société Immobiliére Villarceaux-Nozay and Avanex France dated as of August 1, 2003 (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 81).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.
*	Indicates management contract or compensatory plan or arrangement.