Form 10-Q
period 2004-09-30
AVANEX CORP
filed 2004-11-09
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 144,001,957 shares of the Company’s Common Stock, par value $.001 per share, outstanding on November 1, 2004.

AVANEX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,248	$21,637
Short-term investments (including $21.0 million restricted at September 30, 2004 and June 30, 2004)	53,139	67,453
Accounts receivable, net	18,550	16,610
Inventories	39,650	39,003
Due from related parties	23,466	18,788
Other current assets	16,341	9,787

Total current assets	167,394	173,278
Long-term investments	43,923	55,145
Property and equipment, net	13,274	13,977
Intangibles, net	13,176	14,400
Goodwill, net	9,408	9,408
Other assets	6,684	7,286

Total assets	$253,859	$273,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,791	$3,723
Accounts payable	28,195	24,806
Accrued compensation and related expenses	11,822	11,239
Warranty	5,882	6,125
Due to related parties	4,060	2,609
Other accrued expenses	12,035	10,823
Current portion of other long-term obligations	3,048	3,968
Current portion of restructuring costs	24,296	26,181

Total current liabilities	93,129	89,474

Restructuring costs	13,248	15,191
Other long-term obligations	11,643	11,365

Total liabilities	118,020	116,030

Commitments and contingencies

Stockholders’ equity:
Common stock	144	143
Additional paid-in capital	664,361	663,798
Deferred compensation	(513)	(596)
Cumulative translation adjustment	5,243	5,193
Accumulated deficit	(533,396)	(511,074)

Total stockholders’ equity	135,839	157,464

Total liabilities and stockholders’ equity	$253,859	$273,494

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net revenue
Third parties	$23,117	$13,050
Related parties	12,681	4,968

Total net revenue	35,798	18,018
Cost of revenue (including direct material purchases of $3,499 and $5,880 from related parties for the three months ended September 30, 2004 and 2003, respectively)	36,741	25,757
Stock compensation expense	—	16

Gross profit (loss)	(943)	(7,755)

Operating expenses:
Research and development	8,178	8,050
Sales and marketing	4,366	4,900
General and administrative (including $1,090 and $794 to related parties for three months ended September 30, 2004 and 2003, respectively)	4,835	5,194
Stock compensation expense (1)	83	327
Amortization of intangibles	1,239	726
Restructuring charges (recovery)	2,588	(155)
Merger costs	164	—

Total operating expenses	21,453	19,042

Loss before the following	(22,396)	(26,797)
Interest and other income	744	1,243
Interest and other expense	(670)	(304)

Loss from continuing operations before discontinued operations	(22,322)	(25,858)
Loss from discontinued operations	—	(2,054)

Net loss	$(22,322)	$(27,912)

Loss per share from continuing operations before discontinued operations	$(0.16)	$(0.24)
Loss per share from discontinued operations	—	(0.02)

Basic and diluted net loss per common share	$(0.16)	$(0.26)

Weighted-average number of shares used in computing basic and diluted net loss per common share	143,644	107,716

(1) Allocation of stock compensation expense:
Research and development	$68	$119
Sales and marketing	15	134
General and administrative	—	74

	$83	$327

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(22,322)	$(27,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,519	3,420
Amortization of intangibles	1,239	726
Stock compensation expense	83	343
Provision for doubtful accounts and sales returns	6	393
Provision for excess and obsolete inventory	123	—
Provision for warranty costs, net of adjustments	401	—
Changes in operating assets and liabilities:
Accounts receivable	(1,771)	(4,931)
Inventories	(496)	80
Due to/from related parties	(3,227)	(786)
Other current assets	(6,197)	3,121
Other assets	836	(1,214)
Accounts payable	3,085	1,801
Accrued compensation and related expenses	1,315	2,994
Restructuring charges	(4,424)	(16,607)
Warranty	(644)	(376)
Other accrued expenses	360	4,334

Net cash used in operating activities	(29,114)	(34,614)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(15,910)	(85,145)
Maturities of held-to-maturity securities	41,514	24,500
Acquisitions, net of cash acquired	—	128,636
Purchases of property and equipment	(1,814)	(546)
Other assets	—	(7,034)

Net cash provided by investing activities	23,790	60,411

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(1,023)	(1,176)
Proceeds from short-term borrowings	23,768	—
Payments on short-term borrowings	(23,700)	(1,293)
Proceeds from issuance of common stock, net of repurchases	564	524

Net cash used in financing activities	(391)	(1,945)

Effect of exchange rate changes on cash	326	3,723

Net increase (decrease) in cash and cash equivalents	(5,389)	27,575
Cash and cash equivalents at beginning of period	21,637	10,639

Cash and cash equivalents at end of period	$16,248	$38,214

See accompanying notes.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2004, and for the three months ended September 30, 2004 and 2003 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2004, the consolidated operating results for the three months ended September 30, 2004 and 2003, and the consolidated cash flows for the three months ended September 30, 2004 and 2003. The consolidated results of operations for the three months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

The condensed consolidated balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2004 contained in its annual report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2004.

Certain reclassifications have been made to the consolidated balance sheet at June 30, 2004 to conform to the current period presentation.

Discontinued Operations

The operating results of the Company’s silica planar lightwave circuit (PLC) product line manufactured in Livingston, Scotland, which was sold in February 2004, are reflected as discontinued operations in the accompanying consolidated statement of operations for the three months ended September 30, 2004. Results of all prior periods have been reclassified to conform to this presentation.

2. Acquisitions

On July 31, 2003, the Company acquired Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, to augment its optical technologies and intelligent photonic solutions product line with dense wave division multiplexing (DWDM) lasers, photodetectors, optical amplifiers, high-speed interface modules and key passive devices such as arrayed waveguide multiplexers and Fiber Bragg Grating (FBG) filters. Alcatel also assigned and licensed certain intellectual property rights to the Company. In addition, the Company acquired certain assets of the optical components business of Corning to augment its optical technologies and intelligent photonic solutions product line with optical amplifiers and lithium-niobate modulators. Corning also assigned and licensed certain intellectual property rights to the Company. In consideration for the above, the Company issued shares of its common stock to Alcatel and to Corning, representing 28% (35.4 million shares) and

17% (21.5 million shares) at the date of acquisition, respectively, of the outstanding shares of the Company’s common stock on a post-transaction basis. The transactions were accounted for under the purchase method of accounting.

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

The common stock issued in the acquisitions was valued based on the average closing price for two trading days prior to the day of, and two trading days subsequent to the public announcement of the transactions.

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction. The purchase price allocation is as follows (in thousands):

	Alcatel Optronics	Corning Asset Purchase	Vitesse Asset Purchase
Cash, cash equivalents and short-term investments	$108,613	$20,023	$—
Long-term investments	2,085	—	—
Accounts receivable	8,050	—	—
Inventories	14,169	11,646	1,731
Other current assets	10,320	500	—
Due from related party	12,578	4,237	—
Property and equipment	10,176	8,679	1,612
Accounts payable	(15,564)	—	—
Accrued expenses	(22,520)	(2,433)	—
Restructuring	(64,294)	(2,466)	—
Warranty	(1,406)	(5,237)	—
Supply agreement	—	(7,095)	—
Other long-term obligations	(3,185)	—	—

Net tangible assets	59,022	27,854	3,343
Intangible assets acquired — core and developed technology	10,575	5,990	2,320
Goodwill	—	8,265	1,143

Total purchase price	$69,597	$42,109	$6,806

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

The Company acquired developed technology from Alcatel, which is comprised of products that are technologically feasible, primarily including DWDM lasers, photodetectors, optical amplifiers, high-speed interface modules and passive optical devices. Core technology and patents represent a combination of Alcatel’s Optronics division processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years. The Company acquired developed technology from Corning, which is comprised of products that are technologically feasible, primarily including optical amplifiers, dispersion compensation modules and modulators. Core technology and patents represent a combination of the optical components business of Corning processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years. The Company acquired developed technology from Vitesse, which is comprised of products that are technologically feasible, primarily including transponders. Core technology and patents represent a combination of the optical components business of Vitesse processes, patents and trade secrets. The Company amortizes the developed technology on a straight-line basis over an estimated life of 3-4 years.

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, supply agreements, and acquired developed technologies and patents. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

The purchase price for the Corning Assets and Vitesse Assets resulted in the recognition of goodwill. The primary factor contributing to the recognition of goodwill for Vitesse Assets was the ability to integrate a workforce with technical expertise. The primary factors contributing to the recognition of goodwill for the Corning Assets included the integration of a workforce with technical expertise and a deeper penetration of the Company’s current customer base with a broader portfolio of products. The Company expects that the goodwill for both the Corning and the Vitesse acquisitions will be deductible for tax purposes in the United States.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Alcatel, Corning and Vitesse acquisitions had taken place at July 1, 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Net revenues	$35,798	$27,934
Net loss	$(22,322)	$(38,432)

Weighted-average shares outstanding—basic and diluted	143,644	127,749
Basic and diluted loss per share	$(0.16)	$(0.31)

3. Pro Forma Disclosure of the Effect of Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards Board (FASB) No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended September 30,
	2004	2003
Net loss, as reported	$(22,322)	$(27,912)
Stock-based employee compensation expense included in reported net loss	83	343
Total stock-based employee compensation expense determined under fair value based methods for all awards	(6,299)	(3,929)

Pro forma net loss	$(28,538)	$(31,498)

Basic and diluted net loss per common share:
As reported	$(0.16)	$(0.26)

Pro forma	$(0.20)	$(0.29)

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R). Proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004, which will be effective for public companies in periods beginning after June 15, 2005. The Company would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

4. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Inventories consisted of the following (in thousands):

	September 30, 2004	June 30, 2004
Raw materials	$29,950	$23,260
Work-in-process	6,767	6,565
Finished goods	2,933	9,178

	$39,650	$39,003

In the first three months of fiscal 2005 and 2004, the Company recorded charges to cost of revenue for excess and obsolete inventory of $123,000 and zero, respectively. In the first three months of fiscal 2005, the provision was due to decreased demand for certain products. Management did not believe it could sell or use this inventory in the future based on the then current forecasts of demand. Actual results may differ from such forecasts, which has been the experience in the past several quarters.

The Company sold inventory previously written-off with original cost totaling $537,000 and $590,000 in the first three months of fiscal 2005 and 2004, respectively. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products (that included these components) in excess of the Company’s estimates.

The total cost of inventory written-off to September 30, 2004 is approximately $48.3 million. Of this amount, items representing $11.4 million have been sold, items representing $1.8 million have been consumed in research and development activities, items representing $25.7 million have been discarded, and items representing $9.4 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company continues its integration and consolidation of its acquisitions and continues its transition of manufacturing to third-party manufacturers in Asia.

5. Goodwill and Other Intangible Assets

The following table reflects other intangible assets subject to amortization as of September 30, 2004 (in thousands):

	September 30, 2004	June 30, 2004
Purchased technology	$16,184	$16,165
Supply agreement	1,838	1,838
Other	970	882

	18,992	18,885
Less accumulated amortization	(5,816)	(4,485)

	$13,176	$14,400

The estimated future amortization expense as of September 30, 2004 is as follows (in thousands):

Fiscal Year	Amount
2005 (remaining nine months)	$3,717
2006	4,955
2007	4,118
2008	386

Totals	$13,176

Goodwill represents amounts arising from acquisitions that closed in fiscal 2004 and amounted to $9.4 million at September 30, 2004 and June 30, 2004.

6. Warranties

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

Changes in the Company’s product warranty accrual are as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Balance at beginning of period	$6,125	$2,707

Acquired warranty obligatoin	—	5,939
Accrual for warranties issued during the period	612	968
Cost of warranty repair	(644)	(362)
Change in liability for pre-existing warranties including expirations and changes in estimates	(211)	(982)

Balance at end of period	$5,882	$8,270

7. Financing Arrangements

Short-Term Borrowings

The Company maintains a revolving line of credit with a financial institution which allows maximum borrowings up to $20.0 million and terminates on December 31, 2004. This line of credit requires the Company to comply with specified covenants. At September 30, 2004 and June 30, 2004 the Company had borrowings of $3.8 million and $3.7 million, respectively, against this line. Additionally, the line of credit secures three letters of credit totaling approximately $3.6 million in the aggregate relating to certain facility leases and software related financing which expire in January through September 2005. The line bears interest at prime plus 1.25% and, at September 30, 2004 and June 30, 2004, the effective interest rate was 5.25%. The line of credit is collateralized by $21.0 million in short-term investments at September 30, 2004 and a pledge of all the Company’s assets.

Other Long-term Obligations

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $865,000 to finance the acquisition of SAP software, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 5.2% and the maturity date for the loan is November 28, 2006. The outstanding balance on the loan was $705,000 and $783,000 as of September 30, 2004 and June 30, 2004, respectively.

In February 2001, the Company entered into a loan agreement with a financial institution to borrow $2,269,000 to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The loan, which bore interest at 9.406% was fully repaid as of September 30, 2004, and had an outstanding balance of $126,000 as of June 30, 2004.

The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. The capital lease obligations amounted to $9.0 million as of September 30, 2004 and $9.9 million at June 30, 2004 at interest rates ranging from 3.1% to 14.37% with varying maturity dates through fiscal 2009.

8. Restructuring

A summary of the Company’s restructuring accrual is as follows (in thousands):

	September 30, 2004	June 30, 2004
Acquisition-related accruals	$13,505	$15,843
Other	24,039	25,529

Total restructuring accruals	37,544	41,372
Less current portion	(24,296)	(26,181)

	$13,248	$15,191

Acquisition-Related Accruals

In fiscal year 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company recorded restructuring liabilities at July 31, 2003 with a fair value of $66.8 million relating to future workforce reductions which were included in the purchase price of the optical components businesses of Alcatel and Corning. A summary of the accrued restructuring liability relating to these acquisitions is as follows (in thousands):

	Restructuring Accrual at June 30, 2004	Cash Payments	Restructuring Accrual at September 30, 2004
Workforce Reduction	$15,843	$(2,338)	$13,505

Other Restructuring

Over the past several years, the Company has implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand, and the Company continues to assess its current and future operating requirements accordingly.

During the three months ended September 30, 2004, the Company implemented several workforce reduction plans primarily related to a reduction in force of approximately 50 employees, and accrued $3.0 million in restructuring charges. This amount was offset by recoveries of $461,000 from previous workforce restructuring plans in our European operations after it was determined that certain estimated payments were no longer required.

During fiscal year 2003, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. During fiscal 2003 and 2004, the Company continued to downsize its workforce, primarily in its manufacturing operations and further consolidated its facilities in Fremont.

In connection with restructuring certain leased facilities in fiscal 2004, the Company issued warrants to purchase 60,000 shares of its common stock to a landlord amounting to $407,000 (valued using the Black-Scholes method). These warrants have an exercise price of $7.39 per share and expire on November 30, 2010.

The following table summarizes changes in the restructuring accrual for the three months ended September 30, 2004, excluding accruals related to the acquisitions noted above (in thousands):

	Restructuring Accrual at June 30, 2004	Additional Accrual	Cash Payments	Recovery	Restructuring Accrual at September 30, 2004
Workforce Reduction	$6,271	$3,049	$(2,913)	$(461)	$5,946
Abandonment of excess leased facilities	18,812	—	(951)	—	17,861
Capital leases	446	—	(214)	—	232

Total	$25,529	$3,049	$(4,078)	$(461)	$24,039

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease terms through 2010. Capital lease payments are due over the term of the leases through the third quarter of fiscal 2005.

9. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Loss from continuing operations before discontinued operations	$(22,322)	$(25,858)
Loss from discontinued operations	—	(2,054)

Net loss	$(22,322)	$(27,912)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	143,644	107,835
Less: weighted-average number of shares subject to repurchase	—	(119)

Weighted-average number of shares used in computing basic and diluted net loss per common share	143,644	107,716

Loss per share from continuing operations before discontinued operations	$(0.16)	$(0.24)
Loss per share from discontinued operations	—	(0.02)

Basic and diluted net loss per common share	$(0.16)	$(0.26)

During all periods presented, the Company had options to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 20,681,067 shares of common stock were outstanding at September 30, 2004 and options to purchase 8,121,476 shares of common stock were outstanding at September 30, 2003.

10. Related Party Transactions

On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. The Company sells products and purchases raw materials and components from Alcatel and Corning in the normal course of business. Additionally, through July 31, 2004, Alcatel and Corning provided certain administrative and transitional services to the Company. Amounts paid to these related parties for these services was $1.1 million and $794,000 for the three months ended September 30, 2004 and 2003, respectively. Sales of products to these related parties were $12.7 million and $5.0 million during the three months ended September 30, 2004 and 2003, respectively. Purchases of raw materials and components from these related parties were $3.5 million and $5.9 million for the three months ended September 30, 2004 and 2003, respectively. Amounts due from these related parties were $23.5 million and $18.8 million at September 30, 2004 and June 30,2004, respectively, which includes $12.9 million and $12.2 million, respectively, relating to receivables arising in the acquisition. Amounts due to these related parties were $5.1 million and $2.6 million at September 30, 2004 and June 30, 2004, respectively.

11. Pension and post-retirement benefits other than pension plans

As a result of the acquisition of the optical components business of Alcatel, Avanex assumed a defined benefit pension plan covering the Company’s employees in France. The net periodic benefit costs were as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Service cost	$123	$—
Expected interest cost	109	—

Net periodic benefit cost	$232	$—

12. Disclosures about Segments of an Enterprise

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company operates in one business segment, which focuses on the development and commercialization of fiber optic-based products. The Company has adopted a matrix management organizational structure whereby management of worldwide activities is on a functional basis.

Revenue by geographical area (in thousands):

	Three Months Ended September 30,
	2004	2003
United States	$13,017	$8,286
Europe	13,618	5,760
Rest of the World	9,163	3,972

	$35,798	$18,018

Long-lived assets by geographical area (in thousands):

	September 30, 2004	June 30, 2004
United States	$17,586	$18,129
Europe	8,864	10,248

	$26,450	$28,377

Revenue by component (in thousands):

	Three Months Ended September 30,
	2004	2003
Actives	$29,219	$10,675
Passives	6,579	7,343

	$35,798	$18,018

For the three months ended September 30, 2004, two customers accounted for 35% and 11%, respectively, of net revenues, compared with three customers, which accounted for 26%, 20% and 11%, of net revenues for the same period in the prior fiscal year.

13. Comprehensive Income and (Loss)

Foreign currency translation adjustments for the three months ended September 30, 2004 and September 30, 2003 were a gain of approximately $50,000 and a gain of $3.7 million, respectively, resulting in a comprehensive net loss of $22.3 million and $24.2 million, respectively.

14. Litigation

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical including our anticipated results of operations for the quarter ended December 31, 2004, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases, forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results.” The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2004, included in our Form 10-K filed with the SEC.

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

The telecommunications industry has been in a significant period of consolidation following a dramatic slowdown in equipment spending since late 2001. We acquired the optical components businesses of Alcatel and Corning on July 31, 2003 in transactions accounted for as a purchase. In addition, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 include two months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003 and one month of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Our consolidated financial statements also account for the sale of our planar lightwave circuit unit in Livingston, Scotland as a discontinued operation under generally accepted accounting principles (“GAAP”) as a result of our disposition of the business in February 2004. Our Consolidated Statements of Operations have been reformatted for the quarter ended September 30, 2003 to separate the results of the discontinued operation from the results of our continuing operations. This presentation is required by GAAP and facilitates historical and future trend analysis of our continuing operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In addition, we assumed restructuring liabilities with fair values of $66.8 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. In addition, we sold our planar lightwave circuit unit acquired from Alcatel, which was located in Livingston, Scotland and accounted for it as a discontinued operation. We anticipate that we may initiate future restructuring actions, which are likely to result in charges that could have a material effect on our results of operations or financial position.

As a result of our acquisitions of the optical components businesses of Alcatel and Corning, our costs and operating expenses were significantly higher in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The combined operations of Avanex and the optical components businesses of Alcatel and Corning substantially increased the rate at which we utilized our cash resources.

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

To date, our revenues have been principally derived from the sales of our products, which were significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning. Revenues from our two product groups, Active Optical Solutions and Passive Optical Solutions, accounted for 82% and 18%, and 59% and 41% of net revenues in the quarters ended September 30, 2004 and 2003, respectively.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. During the quarter ended September 30, 2004, Alcatel and Tellabs, Inc. (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 46% of our net revenue. During the quarter ended September 30, 2003, Alcatel, Cisco Systems and Lucent (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 57% of our net revenue. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have substantially diversified our customer base, although we expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

Amortization of Intangible Assets. A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Goodwill is not amortized, but rather is assessed for impairment at least annually. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

Restructuring Charges. Restructuring charges generally include termination costs for employees and costs for excess manufacturing equipment and facilities associated with formal restructuring plans.

Merger Costs. Merger costs include expenses incurred in connection with transactions that were not completed.

Interest and Other Income. Interest and other income consist primarily of interest earned from the investment of our cash.

Interest and Other Expense. Interest and other expense consist primarily of interest expense associated with borrowings under our line of credit, capital lease obligations and equipment loans.

Loss from Discontinued Operations. Loss from discontinued operations consists of the net loss from our silica planar lightwave circuit (“PLC”) operation in Livingston, Scotland that was sold to Gemfire Corporation in February 2004.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Abstract 00-21, “Revenue Arrangements with Multiple Deliverables.” Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required.

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

Excess and Obsolete Inventory. We make inventory commitment and purchase decisions based in part upon sales forecasts. To mitigate component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into short-term commitments for certain items. We write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. If we subsequently sell previously written-off inventory, we will recognize revenue with no related cost of sales. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us.

In estimating excess inventory, we currently use a six-month to twelve-month demand forecast depending upon visibility of demand from our customers. We also consider: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of our products, and (3) known design changes which would reduce our ability to use the inventory as planned. If either our demand forecast or estimate of future uses of inventory is inaccurate, we may need to make additional write-offs of inventory in future periods or achieve additional future favorable margins if we utilize previously written off inventory in those future periods.

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

Results of Operations

The results for the three months ended September 30, 2003 include two months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003 and one month of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Net Revenue

The following table sets forth, for the periods indicated, the results of our operations expressed as a percentage of net revenue. Our historical operating results are not necessarily indicative of our results for any future period.

	Three Months Ended September 30,
	2004	2003
Net revenue	100%	100%
Cost of revenue	103%	143%
Stock compensation expense	0%	0%

Gross profit (loss)	-3%	-43%

Operating expenses:
Research and development	23%	45%
Sales and marketing	12%	27%
General and administrative	14%	29%
Stock compensation expense	0%	2%
Amortization of intangibles	3%	4%
Restructuring charges (recovery)	7%	-1%
Merger costs	0%	0%

Total operating expenses	59%	106%
Loss before the following	-62%	-149%
Interest and other income	2%	7%
Interest and other expense	-2%	-2%

Loss from continuing operations before discontinued operations	-62%	-144%
Loss from discontinued operations	0%	-11%

Net loss	-62%	-155%

Net revenue for the quarter ended September 30, 2004 was $35.8 million, which represents an increase of $17.8 million, or 99%, from net revenue of $18.0 million for the quarter ended September 30, 2003. This increase in net revenue was primarily due to increased shipments of our Active Optical Solutions products, which includes transmission, amplification and network managed subsystems products, and increased sales to existing customers, coupled with an increased customer base. This additional sales volume included $21.0 million and $11.8 million of net revenue associated with our acquisitions of the optical components businesses of Alcatel and Corning in the quarters ended September 30, 2004 and 2003, respectively. The increase was partially offset by a decrease in average selling prices due to increased competition. If price declines continue, our net revenue will be adversely impacted. For the quarter ended September 30, 2004 and the quarter ended September 30, 2003 our Active Optical Solutions products comprised 82% and 59%, respectively, of our net revenues. Our Passive Optical Solutions products comprised 18% and 41% for the quarters ended September 30, 2004 and 2003, respectively, of our net revenues.

During the quarter ended September 30, 2004, Alcatel and Tellabs, Inc. (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 46% of our net revenue. During the quarter ended September 30, 2003, Alcatel, Cisco Systems and Lucent (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 57% of our net revenue. Sales to our major customers vary significantly from quarter to quarter and we do not have the ability to predict sales to these customers.

Net revenue from customers outside the United States accounted for $22.8 million and $9.7 million for the quarters ended September 30, 2004 and 2003, respectively.

We are projecting that our revenues for the three months ending December 31, 2004 to be approximately 12% higher than the quarter ended September 30, 2004.

Cost of Revenue

Cost of revenue for the quarter ended September 30, 2004 was $36.7 million, compared to $25.8 million for the quarter ended September 30, 2003, an increase of $10.9 million. The increase was primarily due to an increase in revenue and costs of additional manufacturing facilities associated with our acquisitions of the optical components businesses of Alcatel and Corning, which amounted to $21.5 million during the quarter ended September 30, 2004 compared to $18.1 million during the quarter ended September 30, 2003.

We sold inventory previously written-off with original cost totaling $537,000 and $590,000 in the first three months of fiscal 2005 and 2004, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates. Cost of revenue in the quarters ended September 30, 2004 and 2003 also was offset by $0.2 million and $1.0 million, respectively, for reductions of the warranty accrual.

Our gross margin percentage improved to negative 3% for the quarter ended September 30, 2004 from negative 43% for the quarter ended September 30, 2003. The improvement is primarily due to cost reductions in connection with our restructuring efforts, as well as a favorable product mix attributable to an increase in sales volume of our long-haul product line, which includes certain inventory items with low product costs.

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

Research and Development

Research and development expenses increased $128,000 to $8.2 million for the quarter ended September 30, 2004 from $8.1 million for the quarter ended September 30, 2003. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our research and development expenses through cost reduction programs implemented during fiscal 2004. As a percentage of revenue, research and development expenses decreased to 23% for the quarter ended September 30, 2004 from 45% in the quarter ended September 30, 2003. We expect our quarterly research and development expenses to decrease from the first quarter of fiscal 2005 through the second quarter of fiscal 2005 as a percentage of revenue. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will continue to decline in future quarters. In addition, there can be no assurance that our research and development efforts will be successful or that improved processes or commercial products, at acceptable pricing, will result from our investment in research and development.

Sales and Marketing

Sales and marketing expenses decreased $534,000 to $4.4 million for the quarter ended September 30, 2004 from $4.9 million for the quarter ended September 30, 2003. The decrease in sales and marketing expenses was primarily due to decreased headcount, travel expenses and marketing expenses. As a percentage of revenue, sales and marketing expenses decreased to 12% in the quarter ended September 30, 2004 from 27% in the quarter ended September 30, 2003. We expect our quarterly sales and marketing expenses to decrease from the first quarter of fiscal 2005 through the second quarter of fiscal 2005 as a percentage of revenue. There can be no assurance that our sales and marketing expense will continue to decline in the future or that we will develop a cost structure (including sales and marketing), which will lead to profitability under current and expected revenue levels.

General and Administrative

General and administrative expenses decreased $359,000 to $4.8 million for the quarter ended September 30, 2004 from $5.2 million for the quarter ended September 30, 2003. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our general and administrative expenses through cost reduction programs implemented during fiscal 2004. As a percentage of revenue, general and administrative expenses decreased to 14% in the quarter ended September 30, 2004 from 29% in the quarter ended September 30, 2003. We expect our quarterly general and administrative expenses to decrease from the first quarter of fiscal 2005 through the second quarter of fiscal 2005 as a percentage of revenue. There can be no assurance that our general and administrative expenses will continue to decline in the future or that we will develop a cost structure (including general and administrative), which will lead to profitability under current and expected revenue levels.

Stock Compensation

Stock compensation decreased $244,000 to $83,000 for the quarter ended September 30, 2004 from $327,000 for quarter ended September 30, 2003. From inception through September 30, 2004, we have expensed a total of $102.7 million of stock compensation, leaving an unamortized balance of $513,000 on our September 30, 2004 balance sheet. The decrease in stock compensation expense was primarily attributable to employee terminations during the quarter ended September 30, 2004.

Amortization of Intangibles

The balance of intangibles on our consolidated balance sheet as of September 30, 2004 was $13.2 million arising from the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. Amortization of these intangible assets increased $513,000 to $1.2 million for the quarter ended September 30, 2004 from $700,000 for the quarter ended September 30, 2003. The increase was due to a full quarter of amortization in the first quarter of fiscal year 2005 compared to two months in the first quarter of fiscal year 2004.

Restructuring Charges

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

During the first quarter of fiscal 2005, we continued to restructure our organization, primarily downsizing our workforce by approximately 50 employees, primarily in research and development. This reduction in force resulted in net restructuring charges of $2.6 million. We estimate that the savings as a result of this restructuring plan will be approximately $5.3 million annually.

During fiscal year 2004, we announced and implemented several restructuring programs throughout the organization, primarily downsizing our workforce by approximately 450 employees in our manufacturing operations. During fiscal year 2003, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. We also downsized our workforce by approximately 200 employees, primarily in our manufacturing operations, and further consolidated our facilities in Fremont.

Merger Costs

In connection with proposed acquisition activity, in the quarter ended September 30, 2004 we expensed $164,000 in related merger costs for a proposed acquisition that did not proceed.

Interest and Other Income

Interest and other income decreased $500,000 to $744,000 in the quarter ended September 30, 2004 from $1.2 million in the quarter ended September 30, 2003. The decrease was primarily due to the decreased cash balances and lower interest rates.

Interest and Other Expense

Interest and other expense increased $366,000 to $670,000 in the quarter ended September 30, 2004 from $304,000 in the quarter ended September 30, 2003. The increase was primarily due to the increased interest expense associated with borrowing under our line of credit, capital lease obligations and equipment loans.

Discontinued Operations

In February 2004, we entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in our acquisition of Alcatel Optronics in the first quarter of fiscal 2004. During the quarter ended September 30, 2003, we recorded a net loss from discontinued operations of $2.1 million.

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

As of September 30, 2004, we had cash and cash equivalents and short-term investments of $69.4 million and long-term investment holdings of $43.9 million.

Net cash used in operating activities was $29.1 million in the quarter ended September 30, 2004, primarily reflecting a loss from operations, an increase in accounts receivable attributed to increased sales volume in the period, additional restructuring charges and an increase in other current assets as a result of amounts due from contract manufacturers, and primarily offset by an increase in accounts payable and accrued compensation related expenses due to the timing of certain payments. Our net use of cash was primarily offset by non-cash charges related to depreciation and amortization. Net cash used in operating activities was $34.6 million in the quarter ended September 30, 2003, primarily reflecting a loss from operations, an increase in accounts receivable attributed to increased sales volume in the quarter, additional restructuring charges, and an increase in other assets, primarily offset by a decrease in other current assets and an increase in other accrued expenses and accounts payable and accrued compensation and related expenses. Our net use of cash was offset by non-cash charges related to depreciation and amortization of intangibles.

Net cash provided by investing activities was $23.8 million in the quarter ended September 30, 2004. Net cash provided by investing activities was primarily the result of maturities of held-to-maturity securities, offset by costs incurred in the purchases of other investments and purchases of property and equipment. Net cash provided by investing activities was $60.4 million in the quarter ended September 30, 2003. Cash provided by investing activities was primarily the result of the cash acquired due to the acquisitions of the optical components businesses of Alcatel and Corning and maturities of investment securities offset by purchases of investment securities, other assets and property and equipment.

Net cash used in financing activities was $391,000 in the quarter ended September 30, 2004, primarily the result of payments on long-term debt and capital lease obligations, offset by proceeds from the issuance of common stock upon exercise of stock options and in connection with our employee stock purchase plan. Net cash used in financing activities was $1.9 million in the quarter ended September 30, 2003, primarily due to payments on long-term debts and capital lease obligations and short-term borrowings, offset by proceeds from the issuance of common stock upon exercise of stock options and in connection with our employee stock purchase plan.

Our principal source of liquidity as of September 30, 2004 consisted of $113.3 million in cash, cash equivalents and short-term and long-term investments. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $20.0 million through December 31, 2004, of which $3.8 million was drawn down and $3.6 million was pledged to secure letters of credit at September 30, 2004. The line of credit requires us to comply with specified covenants. We were in compliance with all the covenants at September 30, 2004. The line bears interest at the prime rate plus 1.25%. At September 30, 2004 the effective interest rate was 5.25%. We have pledged all of our assets as collateral for this line. We believe that if we are unable to renew the line of credit subsequent to December 31, 2004, it will not have a significant impact on our liquidity.

As of October 31, 2004 our cash, cash equivalents and short and long-term investments were approximately $109 million. We believe that our current cash, cash equivalents and investments will be sufficient to meet our cash needs for operations, working capital and capital expenditures for at least the next 12 months. While we believe that our net cash used in operating activities can be reduced through various cost reduction measures, we will still require additional financing to fund our operations in the future. In addition, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. An acquisition or investment may require additional capital. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Our contractual obligations and commitments have been summarized in the tables below (in thousands):

	Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$661	$284	$377	$—	$—
Capital lease obligations	8,990	3,032	4,422	1,536	—
Operating leases	35,135	6,883	13,311	10,740	4,201
Unconditional purchase obligations	6,679	6,679	—	—	—
Pension obligations	4,360	4,360	—	—	—

Total contractual cash obligations	$55,825	$21,238	$18,110	$12,276	$4,201

	Other Commercial Commitments Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$3,791	$3,791	$—	$—	$—
Standby letters of credit	5,278	3,580	1,698	—	—

Total commercial commitments	$9,069	$7,371	$1,698	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of September 30, 2004, we had approximately $6.7 million of purchase obligations, none of which is included on our balance sheet in accounts payable.

Under operating and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $4.3 million and $13.6 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of September 30, 2004.

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

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of September 30, 2004, we had an accumulated deficit of $533 million. Also, for the quarter ended September 30, 2004, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. In addition, our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse Semiconductor have increased our operating losses.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. Although we implemented cost reduction programs in the fiscal quarter ended September 30, 2004, fiscal year 2004 and fiscal year 2003, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel, Corning and Vitesse have substantially increased the rate at which Avanex uses its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

If we do not reduce costs and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the fiscal quarter ended September 30, 2004 and the fiscal year ended June 30, 2004, our gross margin percentage was negative 3% and negative 25%, respectively. Because the majority of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales negatively impacts our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel and Corning own shares of Avanex common stock representing 24.56% and 13.52%, respectively, of the outstanding shares of Avanex common stock as of November 1, 2004. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. Subject to certain restrictions on transfer which apply for a period of two years following the completion of our acquisitions of the optical components businesses of Alcatel and Corning, Alcatel or Corning may sell substantial amounts of our common stock in the public market which could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. Specifically, pursuant to the stockholders’ agreement, Alcatel and Corning may sell up to an aggregate of 9,368,874 shares of our common stock between October 1, 2004, and December 31, 2004. An aggregate of 45,475,502 shares of common stock beneficially owned by Alcatel and Corning will continue to be subject to restrictions on transfer pursuant to the stockholders’ agreement. After December 31, 2004, Alcatel and Corning will be permitted to dispose of an additional ten percent (10%) of the shares acquired from Avanex during each of the subsequent three calendar quarters, subject to certain exceptions. Furthermore, during the quarter ending December 31, 2004, Alcatel will be permitted to dispose of more than ten percent (10%) of the shares it owns, provided that it continues to hold at least that number of shares equal to 19.9% of the shares of common stock of Avanex outstanding at the end of that quarter. In addition, if Alcatel sells any of its shares of Avanex common stock in the quarter ending December 31, 2004, pursuant to the exception described above, it may only dispose of a number of shares in the following quarter to the extent that, at the end of that quarter, it holds at least 70% of the shares originally acquired from Avanex. If Alcatel, Corning or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

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

We sell our products primarily to a few large customers in the telecommunications industry. Two customers accounted for an aggregate of 46% of our net revenue for the fiscal quarter ended September 30, 2004. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

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

As of September 30, 2004 we employed 905 employees, primarily located in California, New York, France and Italy. Prior to the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, most of our employees had been based at or near our headquarters in Fremont, California. As a result, we face challenges inherent in efficiently managing a large number of employees over large geographic distances, including the need to implement and manage appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2003, and June 30, 2002, were primarily the result of our inability to anticipate the sudden decrease in demand for our products. We have recorded $48.3 million of excess and obsolete inventory write-offs from our inception through September 30, 2004. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. We have recently hired a new President and Chief Executive Officer. In addition, we have recently made other significant changes in our executive and management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, two of our executive officers left Avanex in the second quarter of fiscal year 2004 and one of our executive officers left Avanex in the first quarter of fiscal year 2005. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

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

VI. Other Risks.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of June 30, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Audit Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

In addition, Alcatel and Corning own shares of Avanex common stock representing 24.56% and 13.52%, respectively, of the outstanding shares of Avanex common stock as of November 1, 2004. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

We have one equipment loans with a fixed rate of interest of 5.2%, with aggregate remaining principal and interest payments of $705,000 as of September 30, 2004.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by Avanex (dollars in thousands).

As of September 30, 2004:

	Periods Ending September 30,		Total Amortized Cost	Fair Market Value
	2005	2006
Held-to-maturity securities	$53,139	$43,923	$97,062	$97,134
Average interest rate	1.7%	2.4%

As of June 30, 2004:

	Years Ending June 30,		Total Amortized Cost	Fair Market Value
	2004	2005
Held-to-maturity securities	$67,453	$55,145	$122,598	$121,110
Average interest rate	2.1%	2.2%

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

We attempt to minimize our currency exposure risk through working capital management and by maintaining a euro-denominated, highly liquid investment account to fund operations in France and Italy. At September 30, 2004, the balance in our euro-denominated investment account was $7.3 million. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

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

We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of bringing our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We discuss and disclose these matters to the audit committee of our board of directors and to our auditors. There were no significant changes to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.2	Bylaws of the Registrant.
10.1*	Employment Agreement between the Registrant and Jo S. Major, Jr., dated as of August 18, 2004.
10.2*	Amendment No. 1 to Employment Agreement between the Registrant and Jo S. Major, Jr., dated as of November 1, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/s/ LINDA REDDICK
Linda Reddick
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: November 9, 2004