Form 10-Q
period 2004-12-31
AVANEX CORP
filed 2005-02-09
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

There were 144,209,999 shares of the Company’s Common Stock, par value $.001 per share, outstanding on January 31, 2005.

AVANEX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$19,565	$21,637
Short-term investments (including $14.9 million and $10.4 million restricted at December 31, 2004 and June 30, 2004, respectively)	35,124	67,453
Accounts receivable, net	17,653	16,610
Inventories	37,213	39,003
Due from related parties	22,019	14,599
Other current assets	22,041	15,678

Total current assets	153,615	174,980
Long-term investments (including $7.6 million and $11.4 million restricted at December 31, 2004 and June 30, 2004, respectively)	39,051	55,145
Property and equipment, net	11,444	13,977
Intangibles, net	11,993	14,400
Goodwill	9,408	9,408
Other assets	6,520	7,286

Total assets	$232,031	$275,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,554	$3,723
Accounts payable	32,181	23,097
Accrued compensation and related expenses	11,976	11,239
Warranty	5,991	6,125
Due to related parties	1,978	2,609
Other accrued expenses	12,177	14,234
Current portion of other long-term obligations	2,365	3,968
Current portion of restructuring costs	26,862	26,181

Total current liabilities	97,084	91,176

Long-term liabilities:
Restructuring costs	11,074	15,191
Other long-term obligations	11,566	11,365

Total liabilities	119,724	117,732

Commitments and contingencies

Stockholders’ equity:
Common stock	144	143
Additional paid-in capital	664,527	663,798
Deferred compensation	(458)	(596)
Cumulative translation adjustment	5,841	5,193
Accumulated deficit	(557,747)	(511,074)

Total stockholders’ equity	112,307	157,464

Total liabilities and stockholders’ equity	$232,031	$275,196

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenue
Third parties	$24,560	$18,873	$47,677	$31,923
Related parties	17,308	8,068	29,989	13,036

Total net revenue	41,868	26,941	77,666	44,959

Cost of revenue
Third parties	41,649	26,097	74,891	45,974
Direct material purchases from related parties	2,656	8,029	6,155	13,909
Stock compensation expense	—	15	—	31

Gross loss	(2,437)	(7,200)	(3,380)	(14,955)

Operating expenses:
Research and development	7,985	12,496	16,163	20,546
Sales and marketing	4,496	4,433	8,862	9,333
General and administrative
Third parties	2,232	4,548	5,977	8,948
Related parties	1,588	1,687	2,678	2,481
Stock compensation expense (1)	157	244	240	571
(Gain) on disposal of property and equipment	(1,476)	—	(1,476)	—
Amortization of intangibles	1,242	1,309	2,481	2,035
Restructuring charges (recovery)	5,441	(377)	8,029	(532)
Merger costs	136	—	300	—

Total operating expenses	21,801	24,340	43,254	43,382

Loss from operations	(24,238)	(31,540)	(46,634)	(58,337)
Interest and other income	427	1,077	1,171	2,320
Interest and other expense	(540)	(306)	(1,210)	(610)

Loss from continuing operations before discontinued operations	(24,351)	(30,769)	(46,673)	(56,627)
Loss from discontinued operations	—	(2,735)	—	(4,789)

Net loss	$(24,351)	$(33,504)	$(46,673)	$(61,416)

Loss per share from continuing operations before discontinued operations	$(0.17)	$(0.23)	$(0.32)	$(0.47)
Loss per share from discontinued operations	—	(0.02)	—	(0.04)

Basic and diluted net loss per common share	$(0.17)	$(0.25)	$(0.32)	$(0.51)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,079	131,879	143,862	119,797

(1) Allocation of stock compensation expense:
Research and development	$51	$84	$119	$203
Sales and marketing	16	127	31	261
General and administrative	90	33	90	107

	$157	$244	$240	$571

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(46,673)	$(61,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(1,476)	—
Depreciation and amortization	4,793	8,413
Amortization of intangibles	2,481	2,035
Stock compensation expense	240	602
Provision for doubtful accounts and sales returns	146	908
Write-off of excess and obsolete inventory	4,093	279
Provision for warranty costs, net of adjustments	409	1,403
Changes in operating assets and liabilities:
Accounts receivable	365	11,889
Inventories	(727)	(4,853)
Other current assets	(10,082)	(10,660)
Other assets	1,148	9,113
Due to/from related parties	(3,862)	(6,411)
Accounts payable	5,428	(3,231)
Accrued compensation and related expenses	1,104	1,673
Restructuring charges	(5,294)	(37,629)
Warranty	(714)	(3,162)
Other accrued expenses	(728)	7,889

Net cash used in operating activities	(49,349)	(83,158)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(22,824)	(145,627)
Maturities of held-to-maturity securities	71,610	97,325
Acquisitions, net of cash acquired	—	128,636
Purchases of property and equipment	(2,251)	(1,054)
Other assets	—	(9,567)

Net cash provided by investing activities	46,535	69,713

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(3,042)	(2,658)
Proceeds from short-term borrowings	27,342	44,979
Payments on short-term borrowings	(27,511)	(46,526)
Proceeds from issuance of common stock, net of repurchases	628	30,251
Proceeds from sale of fixed assets	2,402	—

Net cash (used in) provided by financing activities	(181)	26,046

Effect of exchange rate changes on cash	923	468

Net increase (decrease) in cash and cash equivalents	(2,072)	13,069
Cash and cash equivalents at beginning of period	21,637	10,639

Cash and cash equivalents at end of period	$19,565	$23,708

Supplemental disclosures of cash flow information: Interest paid	$297	$509

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

The accompanying unaudited condensed consolidated financial statements as of December 31, 2004, and for the three and six months ended December 31, 2004 and 2003 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2004, the consolidated operating results for the three and six months ended December 31, 2004 and 2003, and the consolidated cash flows for the six months ended December 31, 2004 and 2003. The consolidated results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

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

Certain reclassifications have been made to the condensed consolidated balance sheet as of June 30, 2004 to conform to the current period presentation. The condensed statement of operations for the three and six months ended December 31, 2003 and the condensed statement of cash flows for the six months ended December 31, 2003 have been reclassified to conform to the current period presentation.

Discontinued Operations

The operating results of the Company’s silica planar lightwave circuit (PLC) product line manufactured in Livingston, Scotland, which was sold in February 2004, are reflected as discontinued operations in the accompanying consolidated statement of operations for the three and six months ended December 31, 2003.

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

The Company allocated the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company engaged an independent third-party appraisal firm to assist it in determining the fair values of the assets acquired and the liabilities assumed. Such valuations required management to make significant estimations and assumptions, especially with respect to intangible assets.

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Alcatel, Corning and Vitesse acquisitions had taken place at July 1, 2003 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues	$41,868	$26,941	$77,666	$54,875
Net loss	$(24,351)	$(33,504)	$(46,673)	$(72,934)

Weighted-average shares outstanding—basic and diluted	144,079	131,879	143,862	129,814
Basic and diluted loss per share	$(0.17)	$(0.25)	$(0.32)	$(0.56)

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss, as reported	$(24,351)	$(33,504)	$(46,673)	$(61,416)
Stock-based employee compensation expense included in reported net loss	157	259	240	602
Total stock-based employee compensation expense determined under fair value based methods for all awards	(5,197)	(4,652)	(11,496)	(8,581)

Pro forma net loss	$(29,391)	$(37,897)	$(57,929)	$(69,395)

Basic and diluted net loss per common share:
As reported	$(0.17)	$(0.25)	$(0.32)	$(0.51)

Pro forma	$(0.20)	$(0.29)	$(0.40)	$(0.58)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,079	131,879	143,862	119,797

On December 16, 2004 the Financial Accounting Standards Board issued FASB Statement No. 123R: “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. Regardless of which transition method a company selects, the cumulative effect of adopting SFAS 123R would be recognized at the beginning of the first interim or annual reporting period after June 15, 2005. The Company would be required to implement SFAS 123R no later than the quarter that begins July 1, 2005. The Company is currently evaluating the impact of the change in accounting in light of SFAS 123R. We believe that the impact may be significant to net income but we will not know the full impact on the financial statements until it is implemented.

4. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Inventories consisted of the following (in thousands):

	December 31, 2004	June 30, 2004
Raw materials	$21,486	$23,260
Work-in-process	9,616	6,565
Finished goods	6,111	9,178

	$37,213	$39,003

In the first six months of fiscal 2005 and 2004, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $4.0 million and $0.3 million, respectively. In the first six months of fiscal 2005, the write-down was primarily due to excess inventory from discontinued product. Management did not believe it could sell or use this inventory in the future. Actual results may differ from such forecasts, which has been the experience in the past several quarters.

The total cost of inventory written-off to December 31, 2004 is approximately $52.3 million. Of this amount, items representing $11.8 million have been sold, items representing $1.8 million have been consumed in research and development activities, items representing $25.8 million have been discarded, and items representing $12.9 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company continues its integration and consolidation of its acquisitions and continues its transition of manufacturing to third-party manufacturers in Asia.

5. Goodwill and Other Intangible Assets

The following table reflects other intangible assets subject to amortization as of the date indicated (in thousands):

	December 31, 2004	June 30, 2004
Purchased technology	$16,271	$16,165
Supply agreement	1,838	1,838
Other	970	882

	19,079	18,885
Less accumulated amortization	(7,086)	(4,485)

	$11,993	$14,400

The estimated future amortization expense as of December 31, 2004 is as follows (in thousands):

Fiscal Year	Amount
2005 (remaining six months)	$2,490
2006	4,979
2007	4,142
2008	382

Totals	$11,993

Goodwill represents amounts arising from acquisitions that closed in fiscal 2004 and amounted to $9.4 million at December 31, 2004 and June 30, 2004.

6. Warranties

In general, the Company provides a product warranty for one year from the date of shipment. The Company accrues for the estimated costs of product warranties during the period in which revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase resulting in decreases to gross profit. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty accrual are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$5,882	$8,270	$6,125	$2,707

Acquired warranty obligations	—	704	—	6,643
Accrual for warranties issued during the period	895	435	1,507	1,403
Cost of warranty repair	(596)	(1,422)	(1,240)	(1,784)
Accrual related to pre-existing warranties (including expirations and changes in estimates)	(190)	(396)	(401)	(1,378)

Balance at end of period	$5,991	$7,591	$5,991	$7,591

7. Financing Arrangements

Short-Term Borrowings

The Company maintains a revolving line of credit with a financial institution, which allows maximum borrowings up to $20.0 million and terminates on February 28, 2005. This line of credit requires the Company to comply with specified covenants. At December 31, 2004 and June 30, 2004 the Company had borrowings of $3.6 million and $3.7 million, respectively, against this line. Additionally, the line of credit secures three letters of credit totaling approximately $3.6 million in the aggregate relating to certain facility leases and software related financing which expire in January through September 2005. The line bears interest at prime plus 1.25% and, at December 31, 2004 the effective interest rate was 6.5% and at June 30, 2004, the effective interest rate was 5.25%. The line of credit is collateralized by $14.9 million in short-term investments and $7.6 million in long-term investments at December 31, 2004 and a pledge of all the Company’s assets.

Other Long-term Obligations

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $865,000 to finance the acquisition of SAP software, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 5.2% and the maturity date for the loan is November 28, 2006. The outstanding balance on the loan was $591,000 and $730,000 as of December 31, 2004 and June 30, 2004, respectively.

In February 2001, the Company entered into a loan agreement with a financial institution to borrow $2,269,000 to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The loan, which bore interest at 9.406% was fully repaid as of December 31, 2004, and had an outstanding balance of $126,000 as of June 30, 2004.

The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. The capital lease obligations amounted to $7.7 million as of December 31, 2004 and $9.9 million at June 30, 2004 at interest rates ranging from 3.1% to 14.37% with varying maturity dates through fiscal 2009.

8. Restructuring

A summary of the Company’s restructuring accrual is as follows (in thousands):

	December 31, 2004	June 30, 2004
Acquisition-related accruals	$11,462	$15,843
Other	26,474	25,529

Total restructuring accruals	37,936	41,372
Less current portion	(26,862)	(26,181)

	$11,074	$15,191

Acquisition-Related Accruals

In fiscal year 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company recorded restructuring liabilities at July 31, 2003 with a fair value of $66.8 million relating to future workforce reductions, which were included in the purchase price of the optical components businesses of Alcatel and Corning. A summary of the accrued restructuring liability relating to these acquisitions is as follows (in thousands):

	Restructuring Accrual at June 30, 2004	Cash Payments	Recovery	Restructuring Accrual at December 31, 2004
Workforce Reduction	$15,843	$(3,027)	$(1,354)	$11,462

We expect to pay the balance of the workforce reduction accrual, $11.5 million, within the next twelve months. This amount was offset by recoveries of $1.4 million from previous workforce restructuring plans in our European operations after it was determined that certain estimated payments were no longer required.

Other Restructuring

Over the past several years, the Company has implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand, and the Company continues to assess its current and future operating requirements accordingly.

During the six months ended December 31, 2004, the Company implemented several workforce reduction plans primarily related to a reduction in force of approximately 132 employees, and accrued $8.5 million in restructuring charges. This amount was offset by recoveries of $461,000 from previous workforce restructuring plans in our European operations after it was determined that certain estimated payments were no longer required.

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

The following table summarizes changes in the restructuring accrual for the six months ended December 31, 2004, excluding accruals related to the acquisitions noted above (in thousands):

	Restructuring Accrual at June 30, 2004	Additional Accrual	Cash Payments	Recovery	Restructuring Accrual at December 31, 2004
Workforce Reduction	$6,271	$8,490	$(4,846)	$(461)	$9,454
Abandonment of excess leased facilities	18,812	—	(1,806)	—	17,006
Capital leases	446	—	(432)	—	14

Total	$25,529	$8,490	$(7,084)	$(461)	$26,474

Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease terms through 2010. Capital lease payments are due over the term of the leases through the third quarter of fiscal 2005. We expect to pay the balance of the workforce reduction accrual within the next twelve months.

9. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Loss from continuing operations before discontinued operations	$(24,351)	$(30,769)	$(46,673)	$(56,627)
Loss from discontinued operations	—	(2,735)	—	(4,789)

Net loss	$(24,351)	$(33,504)	$(46,673)	$(61,416)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	144,079	131,901	143,862	119,868
Less: weighted-average number of shares subject to repurchase	—	(22)	—	(71)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,079	131,879	143,862	119,797

Loss per share from continuing operations before discontinued operations	$(0.17)	$(0.23)	$(0.32)	$(0.47)
Loss per share from discontinued operations	—	(0.02)	—	(0.04)

Basic and diluted net loss per common share	$(0.17)	$(0.25)	$(0.32)	$(0.51)

During all periods presented, the Company had options and warrants to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 20,420,389 shares of common stock were outstanding at December 31, 2004 and options to purchase 16,162,635 shares of common stock were outstanding at December 31, 2003. Warrants to purchase 60,000 shares of common stock were outstanding at December 31, 2004.

10. Related Party Transactions

On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. The Company sells products to and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provided certain administrative and other transitional services to the Company. Amounts paid to related parties were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Related party transactions
Sales to related parties	$17,308	$8,068	$29,989	$13,036
Direct material purchases from related parties	$2,656	$8,029	$6,155	$13,909
Administrative and transitional services	$1,588	$1,687	$2,678	$2,481

Amounts due from and due to related parties (in thousands):

	December 31, 2004	June 30, 2004
Due from related parties
Total	$22,019	$14,599
Acquisition related only - receivables	$7,422	$12,200

Due to related parties	$1,978	$2,609

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

Revenue by geographical area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
United States	$17,546	$14,198	$30,563	$22,484
Europe	17,427	8,994	31,045	14,754
Rest of the World	6,895	3,749	16,058	7,721

	$41,868	$26,941	$77,666	$44,959

Long-lived assets by geographical area (in thousands):

	December 31, 2004	June 30, 2004
United States	$4,351	$4,459
Europe	7,093	9,518

	$11,444	$13,977

To date, our revenues have been principally derived from the sales of our products, which were significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning. Net revenues from our two product groups, Active Optical Solutions, (“Actives”) and Passive Optical Solutions, (“Passives”), are shown below.

Net revenue by component (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Actives	$33,343	$18,463	$62,562	$29,138
Passives	8,525	8,478	15,104	15,821

	$41,868	$26,941	$77,666	$44,959

For the three months ended December 31, 2004, Alcatel accounted for 41% of net revenues, compared with four customers, which accounted for 30%, 22%, 14% and 13%, of net revenues for the same period in the prior fiscal year. For the six months ended December 31, 2004, Alcatel accounted for 38% of net revenues, compared with four customers, which accounted for 28%, 21%, 12% and 12%, of net revenues for the same period in the prior fiscal year.

12. Comprehensive Income and (Loss)

Foreign currency translation adjustments for the three months ended December 31, 2004 and 2003 were a gain of approximately $598,000 and a gain of $2.5 million, respectively, resulting in a comprehensive net loss of $23.8 million and $31.0 million, respectively. Foreign currency translation adjustments for the six months ended December 31, 2004 and 2003 were a gain of approximately $648,000 and a gain of $6.3 million, respectively, resulting in a comprehensive net loss of $46.0 million and $55.1 million, respectively.

13. Litigation

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the court granted in part and denied in part in an order dated February 19, 2003. The court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the court. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

Welcome Bonus Litigation

Certain former employees of Avanex France SA (formerly Alcatel Optronics) in Lannion, France who were terminated following Avanex’s acquisition of the optical components business of Alcatel sued Avanex France SA for damages relating to an alleged breach of promise to pay them a “welcome bonus” that was paid to other employees who were not terminated. Avanex’s total expected liability from this lawsuit is approximately $1.4 million and Avanex has recorded the liability in its financial statements. Avanex intends to defend the action vigorously and Avanex believes that the resolution of this action will not have a material adverse effect on its business or financial condition.

14. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact of this statement on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, our anticipated operating expenses, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases, forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results.” The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

The telecommunications industry has been in a significant period of consolidation following a dramatic slowdown in equipment spending since late 2001. We acquired the optical components businesses of Alcatel and Corning on July 31, 2003 in transactions accounted for as a purchase. In addition, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The Condensed Consolidated Statements of Operations for the six months ended December 31, 2003 include five months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003 and four months of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Our consolidated financial statements also account for the sale of our planar lightwave circuit unit in Livingston, Scotland as a discontinued operation under generally accepted accounting principles (“GAAP”) as a result of our disposition of the business in February 2004. Our Consolidated Statements of Operations have been reformatted for the three and six months ended December 31, 2003 to separate the results of the discontinued operation from the results of our continuing operations. This presentation is required by GAAP and facilitates historical and future trend analysis of our continuing operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In addition, we assumed restructuring liabilities with fair values of $66.8 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce. For example, during the first six months of fiscal 2005, we approved work force reduction plans that would result in the termination of an additional 132 employees in order to reduce operating expenses and improve our cost structure. The reduction in force is expected to be completed by the end of October 2005. The costs associated with this restructuring consist of severance costs. The restructurings have resulted and will result in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. In addition, we sold our planar lightwave circuit unit acquired from Alcatel, which was located in Livingston, Scotland and accounted for it as a discontinued operation. We anticipate that we may initiate future restructuring actions, which are likely to result in charges that could have a material effect on our results of operations or financial position.

Revenue. The market for photonic processors is new and evolving and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products, and the practice of customers in the communications industry to sporadically place orders with short lead times, may cause our revenues, gross margins, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

To date, our revenues have been principally derived from the sales of our products, which were significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning. Revenues from our two product groups, Active Optical Solutions and Passive Optical Solutions, accounted for 80% and 20% of our net revenues in the three months ended December 31, 2004, 69% and 31% of our net revenues in the three months ended December 31, 2003, 81% and 19% of our net revenues in the six months ended December 31, 2004 and 65% and 35% of our net revenues in the six months ended December 31, 2003.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. During the quarter ended December 31, 2004, Alcatel (including sales to its contract manufacturers) accounted for 41% of our net revenue. During the quarter ended December 31, 2003, Alcatel, Ciena, Cisco Systems and Lucent (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 78% of our net revenue. During the six months ended December 31, 2004, Alcatel (including sales to its contract manufacturers) accounted for 38% of our net revenue. During the six months ended December 31, 2003, Alcatel, Ciena, Cisco Systems and Lucent (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 73% of our net revenue. As a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have substantially diversified our customer base, although we expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of commissions, marketing, sales, customer service and application engineering support, allocated facilities, as well as costs associated with promotional and other marketing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, legal and human resources personnel, costs of allocated facilities, recruiting expenses, professional fees and other corporate expenses.

Stock Compensation. In connection with the grant of stock options to employees prior to our initial public offering and certain grants subsequent to our initial public offering, we recorded deferred stock compensation representing the difference between the fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. Moreover, in connection with the assumption of unvested stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholders’ equity, with accelerated amortization net of recoveries recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting. The amount will also be affected by our implementation of SFAS 123R. See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

Interest and Other Expense. Interest and other expense consists primarily of interest expense associated with borrowings under our line of credit, capital lease obligations and equipment loans and foreign currency exchange rate loss.

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

Warranties. We accrue for the estimated cost to provide warranty services at the time revenue is recognized. The specific terms and conditions of our warranties vary by customer and region in which we do business. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs will increase resulting in decreases to gross profit.

Restructuring. We have recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities and potential costs and expenses associated with litigation brought against Avanex France S.A. by certain former employees. Actual costs may differ from these estimates or our estimates may change.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenue	100%	100%	100%	100%
Cost of revenue	106%	127%	104%	133%
Stock compensation expense	0%	0%	0%	0%

Gross profit (loss)	-6%	-27%	-4%	-33%

Operating expenses:
Research and development	19%	46%	21%	46%
Sales and marketing	11%	16%	12%	21%
General and administrative	9%	23%	11%	25%
Stock compensation expense	1%	1%	1%	1%
(Gain) on sale of property and equipment	-4%	0%	-2%	0%
Amortization of intangibles	3%	5%	3%	5%
Restructuring charges (recovery)	13%	-1%	10%	-1%
Merger costs	0%	0%	0%	0%

Total operating expenses	52%	90%	56%	97%
Loss before the following	-58%	-117%	-60%	-130%
Interest and other income	2%	4%	2%	5%
Interest and other expense	-2%	-1%	-2%	-1%

Loss from continuing operations before discontinued operations	-58%	-114%	-60%	-126%
Loss from discontinued operations	0%	-10%	0%	-11%

Net loss	-58%	-124%	-60%	-137%

Net revenue for the quarter ended December 31, 2004 was $41.9 million, which represents an increase of $14.9 million, or 55%, from net revenue of $26.9 million for the quarter ended December 31, 2003. This increase in net revenue was primarily due to increased shipments of our Active Optical Solutions products, which includes transmission, amplification and network managed subsystems products. The increased shipments were due to increased demand from existing customers, coupled with an increased customer base. The increase was partially offset by a decrease in average selling prices due to increased competition from low cost providers. If price declines continue, our net revenue will be adversely impacted. For the quarters ended December 31, 2004 and 2003 our Active Optical Solutions products comprised 80% and 69%, respectively, of our net revenues. Our Passive Optical Solutions products comprised 20% and 31% of our net revenues for the quarters ended December 31, 2004 and 2003, respectively.

Net revenue for the six months ended December 31, 2004 was $77.7 million, which represents an increase of $32.7 million, or 73%, from net revenue of $45.0 million for the six months ended December 31, 2003. This increase in net revenue was primarily due to increased shipments of our Active Optical Solutions products, which includes transmission, amplification and network managed subsystems products, and increased sales to existing customers, coupled with an increased customer base. The increase was partially offset by a decrease in average selling prices due to increased competition from low cost providers. If price declines continue, our net revenue will be adversely impacted. For the six months ended December 31, 2004 and 2003 our Active Optical Solutions products comprised 81% and 65%, respectively, of our net revenues. Our Passive Optical Solutions products comprised 19% and 35% of our net revenues for the six months ended December 31, 2004 and 2003, respectively.

During the quarter ended December 31, 2004, sales to Alcatel (including sales to its contract manufacturers) accounted for 41% of our net revenue. During the quarter ended December 31, 2003, sales to Alcatel, Ciena, Cisco Systems and Lucent (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 78% of our net revenue. During the six months ended December 31, 2004, sales to Alcatel (including sales to its contract manufacturers) accounted for 38% of our net revenue. During the six months ended December 31, 2003, sales to Alcatel, Ciena, Cisco Systems and Lucent (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 73% of our net revenue. Sales to our major customers vary significantly from quarter to quarter and we do not have the ability to predict sales to these customers.

Net revenue from customers outside the United States accounted for $24.3 million, or 58%, and $12.7 million, or 47%, for the quarters ended December 31, 2004 and 2003, respectively. Net revenue from customers outside the United States accounted for $47.1 million, or 61%, and $22.5 million, or 50%, for the six months ended December 31, 2004 and 2003, respectively.

Cost of Revenue

Cost of revenue for the quarter ended December 31, 2004 was $44.3 million, compared to $34.1 million for the quarter ended December 31, 2003, an increase of $10.2 million. Cost of revenue for the six months ended December 31, 2004 was $81.0 million, compared to $59.9 million for the six months ended December 31, 2003, an increase of $21.1 million. The increases in both the three and six months ended December 31, 2004 were primarily due to increased revenue and a $4.0 million write-down for excess inventory primarily due to discontinued products.

We sold inventory previously written-off with original cost totaling $148,000 and $340,000 in the quarters ended December 31, 2004 and 2003, respectively, due to unforeseen demand for such inventory. We sold inventory previously written-off with original cost totaling $562,000 and $840,000 in the six months ended December 31, 2004 and 2003, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates. Cost of revenue in the quarters ended December 31, 2004 and 2003 was also offset by $0.2 million and $0.4 million, respectively, for reductions of the pre-existing warranty accrual. Cost of revenue in the six months ended December 31, 2004 and 2003 also was offset by $0.4 million and $1.4 million, respectively, for reductions of the accrual for pre-existing warranties.

Our gross margin percentage improved to negative 6% for the quarter ended December 31, 2004 from negative 27% for the quarter ended December 31, 2003. Our gross margin percentage improved to negative 4% for the six months ended December 31, 2004 from negative 33% for the six months ended December 31, 2003. These improvements are primarily due to cost reductions in connection with our restructuring efforts, as well as a favorable product mix attributable to an increase in sales volume of our long-haul active product line, which includes certain inventory items with low product costs.

We continue to experience negative gross margins due to underutilized manufacturing capacity at our facilities. We may incur additional costs as we transition to offshore and third-party manufacturing. Our gross margins are and will be primarily affected by changes in mix of products sold including inventory items with low product costs, manufacturing volume, changes in market prices, product demand, inventory write-offs, consumption of previously written-off inventory, warranty costs, and product yield. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses decreased $4.5 million to $8.0 million for the quarter ended December 31, 2004 from $12.5 million for the quarter ended December 31, 2003. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our research and development expenses through cost reduction programs, including reducing headcount and reducing project expenses by integrating our sites. As a percentage of revenue, research and development expenses decreased to 19% for the quarter ended December 31, 2004 from 46% in the quarter ended December 31, 2003. Research and development expenses decreased $4.3 million to $16.2 million for the six months ended December 31, 2004 from $20.5 million for the six months ended December 31, 2003. As a percentage of revenue, research and development expenses decreased to 21% for the six months ended December 31, 2004 from 46% in the six months ended December 31, 2003. We expect our quarterly research and development expenses in the second quarter of fiscal 2005 to be approximately the same as our research and development expenses for the third quarter of fiscal 2005 as a percentage of revenue. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in future quarters.

Sales and Marketing

Sales and marketing expenses increased $63,000 to $4.5 million for the quarter ended December 31, 2004 from $4.4 million for the quarter ended December 31, 2003. As a percentage of revenue, sales and marketing expenses decreased to 11% in the quarter ended December 31, 2004 from 16% in the quarter ended December 31, 2003. Sales and marketing expenses decreased $471,000 to $8.9 million for the six months ended December 31, 2004 from $9.3 million for the six months ended December 31, 2003. The decrease in sales and marketing expenses during this period was primarily due to decreased headcount, travel expenses and marketing expenses. As a percentage of revenue, sales and marketing expenses decreased to 11% in the six months ended December 31, 2004 from 21% in the six months ended December 31, 2003. We expect our quarterly sales and marketing expenses in the second quarter of fiscal 2005 to be approximately the same as our sales and marketing expenses for the third quarter of fiscal 2005 as a percentage of revenue. There can be no assurance that our sales and marketing expense will not increase in the future or that we will develop a cost structure (including sales and marketing), which will lead to profitability under current and expected revenue levels.

General and Administrative

General and administrative expenses decreased $2.4 million to $3.8 million for the quarter ended December 31, 2004 from $6.2 million for the quarter ended December 31, 2003. As a percentage of revenue, general and administrative expenses decreased to 9% in the quarter ended December 31, 2004 from 23% in the quarter ended December 31, 2003. General and administrative expenses decreased $2.8 million to $8.7 million for the six months ended December 31, 2004 from $11.4 million for the six months ended December 31, 2003. As a percentage of revenue, general and administrative expenses decreased to 11% in the six months ended December 31, 2004 from 25% in the six months ended December 31, 2003. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our general and administrative expenses through cost reduction programs, primarily by reducing headcount. In addition, our transitional expenses related to the acquisitions, our legal expenses and our payroll costs for the three and six months ended December 31, 2004 are less than such costs compared to the three and six months ended December 31, 2003. We expect our quarterly general and administrative expenses in the second quarter of fiscal 2005 to be approximately the same as our general and administrative expenses for the third quarter of fiscal 2005 as a percentage of revenue. There can be no assurance that our general and administrative expenses will not increase in the future or that we will develop a cost structure (including general and administrative), which will lead to profitability under current and expected revenue levels.

Stock Compensation Expense

Stock compensation expense decreased to $157,000 for the quarter ended December 31, 2004 compared to $244,000 for quarter ended December 31, 2003. Stock compensation decreased $331,000 to $240,000 for the six months ended December 31, 2004 from $571,000 for the six months ended December 31, 2003. From inception through December 31, 2004, we have expensed a total of $102.8 million of stock compensation, leaving an unamortized balance of $458,000 on our December 31, 2004 balance sheet. The decrease in stock compensation expense was primarily attributable to employee terminations during the quarter ended December 31, 2004.

Amortization of Intangibles

The balance of intangibles on our consolidated balance sheet as of December 31, 2004 was $12.0 million arising from the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. Amortization of these intangible assets was $1.2 million and $1.3 million for the quarters ended December 31, 2004 and December 31, 2003 respectively. Amortization of these intangible assets increased $445,000 to $2.5 million for the six months ended December 31, 2004 from $2.0 million for the six months ended December 31, 2003. The increase was due to a full six months of amortization in the first half of fiscal year 2005 compared to five months in the first half of fiscal year 2004.

Restructuring Charges

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

During the first six months of fiscal 2005, we continued to restructure our organization, primarily approving plans to downsize our workforce by approximately 132 employees, primarily in manufacturing and research and development. This reduction in force resulted in net restructuring charges of $8.0 million. We estimate that the savings as a result of this restructuring plan will be approximately $7.0 million annually.

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

Merger Costs

In connection with proposed acquisition activity, in the six months ended December 31, 2004 we expensed $300,000 in related merger costs for a proposed acquisition that did not proceed.

Interest and Other Income

Interest and other income decreased $650,000 to $0.4 million in the quarter ended December 31, 2004 from $1.1 million in the quarter ended December 31, 2003. This decrease was primarily due to decreased cash and investment balances and lower interest rates. Interest and other income decreased $1.1 million to $1.2 million in the six months ended December 31, 2004 from $2.3 million in the six months ended December 31, 2003. This decrease was primarily due to decreased cash and investment balances and lower interest rates.

Interest and Other Expense

Interest and other expense increased $234,000 to $540,000 in the quarter ended December 31, 2004 from $306,000 in the quarter ended December 31, 2003. Interest and other expense increased $600,000 to $1.2 million in the six months ended December 31, 2004 from $610,000 in the six months ended December 31, 2003. The increases in both periods were primarily due to foreign currency exchange losses.

Discontinued Operations

In February 2004, we entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in our acquisition of Alcatel Optronics in the first quarter of fiscal 2004. During the six months ended December 31, 2003, we recorded a net loss from discontinued operations of $2.7 million.

Liquidity and Capital Resources

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

As of December 31, 2004, we had cash and cash equivalents and short-term investments of $54.7 million and long-term investment holdings of $39.0 million.

Net cash used in operating activities was $49.3 million in the six months ended December, 2004, primarily reflecting a loss from operations, an increase in accounts receivable attributed to increased sales volume in the period, additional restructuring charges and an increase in other current assets as a result of amounts due from contract manufacturers, and primarily offset by an increase in accounts payable and accrued compensation related expenses due to the timing of certain payments.

Net cash provided by investing activities was $46.5 million in the six months ended December 31, 2004. Net cash provided by investing activities was primarily the result of maturities of held-to-maturity securities, offset by costs incurred in the purchases of other investments and purchases of property and equipment.

Net cash used in financing activities was $181,000 in the six months ended December 31, 2004, primarily the result of payments on long-term debt and capital lease obligations, offset by proceeds from the issuance of common stock upon exercise of stock options and in connection with our employee stock purchase plan.

Our principal source of liquidity as of December 31, 2004 consisted of $93.7 million in cash, cash equivalents and short-term and long-term investments, which includes $22.5 million of cash and investments restricted as collateral on the Company’s line of credit. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $20.0 million through February 28, 2005, of which $3.6 million was drawn down and $3.6 million was pledged to secure letters of credit at December 31, 2004. The line of credit requires us to comply with specified covenants. We were in compliance with all the covenants at December 31, 2004. The line bears interest at the prime rate plus 1.25%. At December 31, 2004 the effective interest rate was 6.5%. We have pledged all of our assets as collateral for this line. We believe that if we are unable to renew the line of credit it will not have a significant impact on our liquidity.

As of January 31, 2005 our cash, cash equivalents and short and long-term investments were approximately $81.9 million, which includes $23.4 million of cash and investments restricted as collateral on the Company’s line of credit. As of January 31, 2005, we paid the draw, $3.6 million, on the line of credit in full. We believe that our current cash, cash equivalents and investments will be sufficient to meet our cash needs for operations, working capital and capital expenditures for at least the next 12 months. While we believe that our net cash used in operating activities can be reduced through various cost reduction measures, we will still require additional financing to fund our operations in the future. In addition, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. An acquisition or investment may require additional capital. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Our contractual obligations and commitments at December 31, 2004 have been summarized in the tables below (in thousands):

	Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$626	$313	$313	$—	$—
Workforce Reduction	19,575	19,575	—	—	—
Capital lease obligations	8,386	2,358	5,033	995	—
Operating leases	31,447	6,690	13,947	9,500	1,310
Unconditional purchase obligations	18,703	18,703	—	—	—
Pension obligations	4,846	4,846	—	—	—

Total contractual cash obligations	$83,583	$52,485	$19,293	$10,495	$1,310

	Other Commercial Commitments Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$3,554	$3,554	$—	$—	$—
Standby letters of credit	5,203	4,633	570	—	—

Total commercial commitments	$8,757	$8,187	$570	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. As of December 31, 2004, we had approximately $18.7 million of purchase obligations, $993,000 to related parties, none of which is included on our balance sheet in accounts payable.

Under operating and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $5.9 million and $11.1 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of December 31, 2004.

Recently Issued Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board issued FASB Statement No. 123R: “Share-Based Payment” (”SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Under SFAS 123R, all share-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. Regardless of which transition method a company selects, the cumulative effect of adopting SFAS 123R would be recognized at the beginning of the first interim or annual reporting period after June 15, 2005. The Company would be required to implement SFAS 123R no later than the quarter that begins July 1, 2005. The Company is currently evaluating the impact of the change in accounting in light of SFAS 123R. We believe that the impact may be significant to net income but we will not know the full impact on the financial statements until it is implemented.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact of this statement on the Company’s financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

I. Financial and Revenue Risks.

We have a history of negative cash flow and losses, which is likely to continue if we are unable to increase our revenues and further reduce our costs.

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of December 31, 2004, we had an accumulated deficit of $558 million. Also, for the quarter and the six months ended December 31, 2004, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. In addition, our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse Semiconductor have increased our operating losses.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. Although we implemented cost reduction programs in the six months ended December 31, 2004 and fiscal year 2004, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel, Corning and Vitesse have substantially increased the rate at which

Avanex uses its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

If we do not reduce costs and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the fiscal quarter ended December 31, 2004, the six months ended December 31, 2004 and the fiscal year ended June 30, 2004, our gross margin percentage was negative 6%, negative 4% and negative 25%, respectively. Because the majority of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales negatively impacts our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

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

While we currently believe our internal control over financial reporting is effective we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting as of June 30, 2005, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of June 30, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion with respect to our existing business, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2.

In addition, the Company is planning additional restructuring activities, which will include operations in a new location as we transition our manufacturing to a lower cost geography. Due to the timing of these restructuring efforts, it is possible that we will not satisfy the requirements of Section 404 in a timely manner with respect to these new operations. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Audit Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel and Corning own shares of Avanex common stock representing 19.62% and 11.91%, respectively, of the outstanding shares of Avanex common stock as of February 1, 2005. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. Subject to certain restrictions on transfer which apply for a period of two years following the completion of our acquisitions of the optical components businesses of Alcatel and Corning, Alcatel or Corning may sell substantial amounts of our common stock in the public market which could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. Specifically, pursuant to the stockholders’ agreement, Alcatel and Corning may sell up to an aggregate of 5,684,437 shares of our common stock between January 1, 2005, and March 31, 2005. An aggregate of 39,791,065 shares of common stock beneficially owned by Alcatel and Corning will continue to be subject to restrictions on transfer pursuant to the stockholders’ agreement. After March 31, 2005, Alcatel and Corning will be permitted to dispose of an additional ten percent (10%) of the shares acquired from Avanex during each of the subsequent two calendar quarters, subject to certain exceptions. If Alcatel, Corning or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

Changes in accounting rules could affect our future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on our results of operations. For example, we currently account for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” in Note 3 of our Notes to Condensed Consolidated Financial Statements we also provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). On December 16, 2004, FASB issued FASB Statement No. 123R: “Share-Based Payment.” Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. We would be required to implement SFAS 123R no later than the quarter that begins July 1, 2005, and adoption of SFAS 123R could have a material adverse affect on our results of operations. For example, for the three and six months ended December 31, 2004, if had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123, our net loss would have increased by $5.0 million and $11.3 million, respectively.

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

We sell our products primarily to a few large customers in the telecommunications industry. One customer accounted for an aggregate of 41% of our net revenue for the fiscal quarter ended December 31, 2004 and 38% of our net revenue for the six months ended December 31, 2004. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

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

We believe that our principal competitors in the optical systems and components industry include Bookham Technology, DiCon Fiberoptics, Eudyna, Finisar, Fujitsu, Furukawa, Hitachi Cable, JDS Uniphase, NEC, Oplink Communications, Opnext, and TriQuint Semiconductor. We may also face competition from companies that expand into our industry in the future.

Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale, and support of their products. In addition, our competitors that have larger market capitalization or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Consolidation in the optical systems and components industry could intensify the competitive pressures that we face because these consolidated competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. For example, three of our historical competitors, JDS Uniphase, SDL, and E-Tek Dynamics have merged over the past several years to become a single, more formidable competitor. This merged company has announced its intention to offer more integrated products that could make our products less competitive. More recently, Bookham Technology acquired the optical components business of Nortel and Marconi and has since become a stronger competitor.

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

The period of time between our initial contact with certain of our customers and the receipt of an actual purchase order from such customers often spans a time period of six to nine months, and sometimes longer. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products. While our customers are evaluating our products before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. For example, one of our largest customers recently required us to perform extensive and lengthy evaluation and testing of a proposed product. After such extensive work, we failed to be designed-in for that product. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry and write off excess inventory. Even if we receive an order, if we are required to add additional manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline.

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

As of December 31, 2004 we employed 867 employees, primarily located in California, New York, France and Italy. Prior to the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, most of our employees had been based at or near our headquarters in Fremont, California. As a result, we face challenges inherent in efficiently managing a large number of employees over large geographic distances, including the need to implement and manage appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2003, and June 30, 2002, were primarily the result of our inability to anticipate the sudden decrease in demand for our products. We have recorded $52.3 million of excess and obsolete inventory write-offs from our inception through December 31, 2004. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. We have recently hired a new President and Chief Executive Officer and appointed a new Chairman of the Board. In addition, we have recently made other significant changes in our executive and management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, two of our executive officers left Avanex in the second quarter of fiscal year 2004 and one of our executive officers left Avanex in the first quarter of fiscal year 2005. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

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

In addition, Alcatel and Corning own shares of Avanex common stock representing 19.62% and 11.91%, respectively, of the outstanding shares of Avanex common stock as of February 1, 2005. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

We have one equipment loan with a fixed rate of interest of 5.2%, with aggregate remaining principal and interest payments of $626,000 as of December 31, 2004.

The following table summarizes the expected maturity, average interest rate and fair market value of the short-term and long-term securities held by Avanex (dollars in thousands).

As of December 31, 2004:

	Period Ending December 31,		Total Amortized Cost	Fair Market Value
	2005	2006
Held-to-maturity securities	$35,124	$39,051	$74,175	$73,428
Average interest rate	1.8%	2.3%

As of June 30, 2004:

	Period Ending June 30,		Total Amortized Cost	Fair Market Value
	2004	2005
Held-to-maturity securities	$67,453	$55,145	$122,598	$121,110
Average interest rate	2.1%	2.2%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at December 31, 2004 would have led to an additional profit of approximately $400,000 (dollar strengthening), or an additional loss of approximately $400,000 (dollar weakening) on our net dollar position in outstanding trade payables and receivables. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the court granted in part and denied in part in an order dated February 19, 2003. The court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the court. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

Welcome Bonus Litigation

Certain former employees of Avanex France SA (formerly Alcatel Optronics) in Lannion, France who were terminated following Avanex’s acquisition of the optical components business of Alcatel sued Avanex France SA for damages relating to an alleged breach of promise to pay them a “welcome bonus” that was paid to other employees who were not terminated. Avanex’s total expected liability from this lawsuit is approximately $1.4 million and Avanex has recorded the liability in its financial statements. Avanex intends to defend the action vigorously and Avanex believes that the resolution of this action will not have a material adverse effect on its business or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on October 29, 2004. Both matters voted on were approved. The results are as follows:

PROPOSAL I

The following individuals were elected to the Board of Directors to serve a three-year term as Class I directors:

	For	Authority Withheld
Todd Brooks	132,696,568	2,211,581
Vinton Cerf	131,426,903	3,481,246

In addition, the terms of office of the following directors continued after the meeting: Walter Alessandrini (subsequently retired from the Board of Directors on November 22, 2004), Syrus P. Madavi, Jo S. Major, Jr., Joseph A. Miller, Jr., Joel A. Smith III and Susan Wang.

PROPOSAL II

The proposal to approve an amendment to Avanex’s 1999 Director Option Plan to increase from 10,000 to 20,000 the number of shares of Common Stock underlying annual option grants to non-employee directors:

For	Against	Abstained	Non Votes
72,440,699	5,580,856	908,093	55,978,501

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.2	Bylaws of the Registrant.

10.1*	Description of Executive Cash Bonus Plan.

10.2*	Description of Performance Recognition Reward Program.

10.3*	Consulting Agreement between the Registrant and Walter Alessandrini effective as of November 22, 2004.

10.4*	Offer of Employment between the Registrant and Syrus P. Madavi effective as of November 22, 2004.

10.5*	Form of stock option agreement between the Registrant and certain of its executive officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/s/ LINDA REDDICK
Linda Reddick
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: February 9, 2005