Form 10-Q
period 2005-03-31
AVANEX CORP
filed 2005-05-10
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 144,763,288 shares of the Company’s Common Stock, par value $.001 per share, outstanding on May 2, 2005.

AVANEX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,966	$21,637
Short-term investments (including $10.4 and $10.4 million restricted at March 31, 2005 and June 30, 2004, respectively)	34,407	67,453
Accounts receivable, net	20,377	16,610
Inventories	39,810	39,003
Due from related parties	16,008	14,599
Other current assets	14,868	15,678

Total current assets	133,436	174,980
Long-term investments (including $6.9 million and $11.4 million restricted at March 31, 2005 and June 30, 2004, respectively)	29,402	55,145
Property and equipment, net	11,717	13,977
Intangibles, net	10,723	14,400
Goodwill	9,408	9,408
Other assets	6,182	7,286

Total assets	$200,868	$275,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,877	$3,723
Accounts payable	27,220	26,508
Accrued compensation and related expenses	10,683	11,239
Warranty	5,919	6,125
Due to related parties	1,834	2,609
Other accrued expenses and deferred revenue	12,866	13,531
Current portion of other long-term obligations	3,117	3,968
Current portion of restructuring costs	15,552	23,473

Total current liabilities	81,068	91,176
Long-term liabilities:
Restructuring costs	13,960	15,191
Other long-term obligations	11,819	11,365

Total liabilities	106,847	117,732

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	145	143
Additional paid-in capital	665,174	663,798
Deferred compensation	(404)	(596)
Cumulative translation adjustment	5,739	5,193
Accumulated deficit	(576,633)	(511,074)

Total stockholders’ equity	94,021	157,464

Total liabilities and stockholders’ equity	$200,868	$275,196

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2005	2004	2005	2004
Net revenue
Third parties	$27,480	$20,935	$75,157	$52,858
Related parties	12,837	9,169	42,826	22,205

Total net revenue	40,317	30,104	117,983	75,063
Cost of revenue
Third parties	39,172	26,344	114,063	72,318
Direct material purchases from related parties	2,214	9,937	8,369	23,846
Stock compensation expense	—	—	—	31

Gross loss	(1,069)	(6,177)	(4,449)	(21,132)
Operating expenses:
Research and development	8,625	10,687	24,788	31,234
Sales and marketing	4,148	5,136	13,010	14,469
General and administrative
Third parties	2,788	5,225	8,765	14,173
Related parties	1,598	2,605	4,276	5,086
Stock compensation expense (1)	53	135	293	706
Amortization of intangibles	1,242	1,267	3,723	3,302
Restructuring charges	14	9,103	8,043	8,571
Gain on disposal of property and equipment	(410)	—	(1,886)	—
Merger costs	—	—	300	—

Total operating expenses	18,058	34,158	61,312	77,541

Loss from operations	(19,127)	(40,335)	(65,761)	(98,673)
Interest and other income	498	1,060	1,669	3,380
Interest and other expense	(257)	(491)	(1,467)	(1,100)

Loss from continuing operations before discontinued operations	(18,886)	(39,766)	(65,559)	(96,393)
Loss from discontinued operations	—	(1,265)	—	(6,054)

Net loss	$(18,886)	$(41,031)	$(65,559)	$(102,447)

Loss per share from continuing operations before discontinued operations	$(0.13)	$(0.28)	$(0.46)	$(0.76)
Loss per share from discontinued operations	—	(0.01)	—	(0.05)

Basic and diluted net loss per common share	$(0.13)	$(0.29)	$(0.46)	$(0.81)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,468	139,372	144,064	126,322

(1) Allocation of stock compensation expense:
Research and development	$38	$77	$157	$280
Sales and marketing	15	58	46	319
General and administrative	—	—	90	107

	$53	$135	$293	$706

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(65,559)	$(102,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(1,886)	918
Depreciation and amortization	7,058	12,136
Amortization of intangibles	3,723	3,302
Stock compensation expense	293	737
Provision for doubtful accounts and sales returns	649	1,495
Provision for excess and obsolete inventory	4,780	928
Provision for warranty costs, net of adjustments	415	407
Changes in operating assets and liabilities:
Accounts receivable	(3,736)	9,581
Inventories	(4,488)	(9,885)
Other current assets	450	3,485
Other assets	1,417	4,619
Due to/from related parties	(2,184)	(16,000)
Accounts payable	1,158	3,977
Accrued compensation and related expenses	(262)	1,393
Accrued restructuring	(13,073)	(49,875)
Warranty	(705)	(2,667)
Other accrued expenses and deferred revenues	693	(1,176)

Net cash used in operating activities	(71,257)	(139,072)

INVESTING ACTIVITIES
Purchases of held-to-maturity securities	(41,805)	(171,839)
Maturities of held-to-maturity securities	100,957	161,269
Acquisitions, net of cash acquired	—	117,986
Purchase of other investments	—	(4,400)
Purchases of property and equipment	(2,895)	(1,494)
Proceeds from sale of fixed assets	2,924	—

Net cash provided by investing activities	59,181	101,522

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(3,784)	(4,185)
Proceeds from short-term borrowings	31,219	76,108
Payments on short-term borrowings	(31,065)	(78,703)
Borrowings under financing arrangements	—	865
Proceeds from issuance of common stock, net of repurchases	1,276	70,868

Net cash (used) provided by financing activities	(2,354)	64,953

Effect of exchange rate changes on cash	759	7,657

Net (decrease) increase in cash and cash equivalents	(13,671)	35,060
Cash and cash equivalents at beginning of period	21,637	10,639

Cash and cash equivalents at end of period	$7,966	$45,699

Supplemental Information:
Cash paid during the period for:
Interest expense	404	783
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	2,271	—

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005, and for the three and nine months ended March 31, 2005 and 2004 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2005, the consolidated operating results for the three and nine months ended March 31, 2005 and 2004, and the consolidated cash flows for the nine months ended March 31, 2005 and 2004. The consolidated results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2005.

The condensed consolidated balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2004 contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2004.

During the nine months ended March 31, 2005 and 2004, the Company incurred net losses of $65.6 million and $102.4 million, respectively, and its balance of cash, cash equivalents and unrestricted short and long-term investments declined from $122.4 million at June 30, 2004 to $54.5 million at March 31, 2005. These factors cast substantial uncertainty on the Company’s ability to continue as an ongoing enterprise for a reasonable period of time. The Company’s ability to continue as an ongoing enterprise in its current configuration is dependent on its securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as an ongoing enterprise.

Certain reclassifications have been made to the condensed consolidated balance sheet as of June 30, 2004 to conform to the current period presentation. The condensed statement of operations for the three and nine months ended March 31, 2005 and the condensed statement of cash flows for the nine months ended March 31, 2004 have been reclassified to conform to the current period presentation. Such reclassifications did not affect previously reported results of operations or retained earnings.

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Alcatel, Corning and Vitesse acquisitions had taken place at July 1, 2003 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenues	$40,317	$30,104	$117,983	$84,788
Net loss	$(18,886)	$(41,031)	$(65,559)	$(113,965)

Weighted-average shares outstanding—basic and diluted	144,468	139,372	144,064	133,000
Basic and diluted loss per share	$(0.13)	$(0.29)	$(0.46)	$(0.86)

3. Pro Forma Disclosure of the Effect of Stock-Based Compensation (in thousands, except per share amounts)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(18,886)	$(41,031)	$(65,559)	$(102,447)
Stock-based employee compensation expense included in reported net loss	53	135	293	737
Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,505)	(4,759)	(14,001)	(13,340)

Pro forma net loss	$(21,338)	$(45,655)	$(79,267)	$(115,050)

Basic and diluted net loss per common share:
As reported	$(0.13)	$(0.29)	$(0.46)	$(0.81)

Pro forma	$(0.15)	$(0.33)	$(0.55)	$(0.91)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,468	139,372	144,064	126,322

On December 16, 2004 the Financial Accounting Standards Board issued FASB Statement No. 123R: “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. Regardless of which transition method a company selects, the cumulative effect of adopting SFAS 123R would be recognized on July 1, 2005. The Company will be required to implement SFAS 123R on July 1, 2005. The Company is currently evaluating the impact of the change in accounting in light of SFAS 123R. The Company believes that the impact will be significant to net loss but the Company will not know the full impact on the financial statements until it is implemented.

4. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Inventories consisted of the following (in thousands):

	March 31, 2005	June 30, 2004
Raw materials	$18,719	$23,260
Work-in-process	7,593	6,565
Finished goods	13,498	9,178

	$39,810	$39,003

In the first nine months of fiscal 2005 and 2004, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $4.8 million and $0.9 million, respectively. In the first nine months of fiscal 2005, the write-down was primarily due to excess inventory from discontinued products. Management did not believe it could sell or use this inventory in the future. Actual results may differ from such forecasts.

The total cost of inventory written-off from inception to March 31, 2005 is approximately $53.1 million. Of this amount, items representing $12.1 million have been sold, items representing $1.8 million have been consumed in research and development activities, items representing $25.8 million have been discarded, and items representing $13.4 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company continues its integration and consolidation of its acquisitions and continues its transition of manufacturing to third-party manufacturers in Asia.

5. Goodwill and Other Intangible Assets

The following table reflects other intangible assets subject to amortization as of the date indicated (in thousands):

	March 31, 2005	June 30, 2004
Purchased technology	$16,227	$16,165
Supply agreement	1,838	1,838
Other	970	882

	19,035	18,885
Less accumulated amortization	(8,312)	(4,485)

	$10,723	$14,400

The estimated future amortization expense as of March 31, 2005 is as follows (in thousands):

Fiscal Year	Amount
2005 (remaining three months)	$1,243
2006	4,971
2007	4,134
2008	375

Totals	$10,723

Goodwill represents amounts arising from acquisitions that closed in fiscal 2004 and amounted to $9.4 million at March 31, 2005 and June 30, 2004.

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

Changes in the Company’s product warranty accrual are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Balance at beginning of period	$5,991	$7,591	$6,125	$2,707

Acquired warranty obligations	—	—	—	6,643
Accrual for warranties issued during the period	548	396	2,055	1,799
Cost of warranty repair	(240)	(768)	(1,480)	(2,552)
Accrual related to pre-existing warranties (including expirations and changes in estimates)	(380)	(14)	(781)	(1,392)

Balance at end of period	$5,919	$7,205	$5,919	$7,205

7. Financing Arrangements

Short-Term Borrowings

The Company maintains a revolving line of credit with a financial institution, which allows maximum borrowings up to $10.0 million and terminates on January 1, 2006. This line of credit requires the Company to comply with specified covenants. At March 31, 2005 and June 30, 2004 the Company had borrowings of $3.9 million and $3.7 million, respectively, against this line. Additionally, the line of credit secures two letters of credit totaling approximately $2.7 million in the aggregate relating to certain facility leases, which expire in September 2005 through April 2006. The line bears interest at prime plus 1.25% and, at March 31, 2005 the effective interest rate was 7.0% and at June 30, 2004, the effective interest rate was 5.25%. The line of credit is collateralized by $5.6 million in short-term investments and $6.8 million in long-term investments at March 31, 2005 and a pledge of all the Company’s assets.

Other Long-term Obligations

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $865,000 to finance the acquisition of SAP software, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 5.2% and the maturity date for the loan is November 28, 2006. The outstanding balance on the loan was $521,000 and $730,000 as of March 31, 2005 and June 30, 2004, respectively.

In February 2001, the Company entered into a loan agreement with a financial institution to borrow $2,269,000 to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The loan, which bore interest at 9.406% was fully repaid as of March 31, 2005, and had an outstanding balance of $126,000 as of June 30, 2004.

The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. The capital lease obligations amounted to $9.1 million as of March 31, 2005 and $9.9 million at June 30, 2004 at interest rates ranging from 3.1% to 11.48% with varying maturity dates through fiscal 2009. These obligations include the capital lease obligation of $2.3 million, which the Company entered into in March 2005 for certain equipment.

8. Restructuring

A summary of the Company’s restructuring accrual is as follows (in thousands):

	March 31, 2005	June 30, 2004
Acquisition-related accruals	$10,048	$13,135
Other	19,464	25,529

Total restructuring accruals	29,512	38,664
Less current portion	(15,552)	(23,473)

	$13,960	$15,191

Acquisition-Related Accruals

In fiscal year 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company recorded acquisition-related liabilities at July 31, 2003 with a fair value of $64.1 million relating to future workforce reductions, which were included in the purchase price of the optical components businesses of Alcatel and Corning. A summary of the acquisition-related liability relating to these acquisitions is as follows (in thousands):

	Acquisition-Related Accrual at June 30, 2004	Cash Payments	Acquisition-Related Accrual at March 31, 2005
Workforce Reduction	$13,135	$(3,087)	$10,048

We expect to pay $6.3 million of the balance of the workforce reduction accrual within the next twelve months.

Other Restructuring

Over the past several years, the Company has implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand, and the Company continues to assess its current and future operating requirements accordingly.

During the nine months ended March 31, 2005, the Company implemented several workforce reduction plans primarily related to a reduction in force of approximately 132 employees, and accrued $8.5 million in restructuring charges. This amount was offset by recoveries of $461,000 from previous workforce restructuring plans in our European operations after it was determined that certain estimated payments were no longer required.

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

The following table summarizes changes in the restructuring accrual for the nine months ended March 31, 2005, excluding accruals related to the acquisitions noted above (in thousands):

	Accrual at June 30, 2004	Additional Accrual	Cash Payments	Recovery	Accrual at March 31, 2005
Workforce Reduction-FY2004	$6,271	$4,289	$(8,516)	$(461)	$1,583
Workforce Reduction-FY2005	$—	$4,215	$(1,490)		2,725
Abandonment of excess leased facilities	18,812	—	(3,656)	—	15,156
Capital leases	446	—	(446)	—	—

Total	$25,529	$8,504	$(14,108)	$(461)	$19,464

We expect to pay the balance of the workforce reduction accrual within the next twelve months. Amounts related to the abandonment of excess leased facilities will be paid as the payments are due through the remainder of the lease terms through 2010. Capital lease payments were due over the term of the leases and were completed in the quarter ended March 31, 2005.

9. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Loss from continuing operations before discontinued operations	$(18,886)	$(39,766)	$(65,559)	$(96,393)
Loss from discontinued operations	—	(1,265)	—	(6,054)

Net loss	$(18,886)	$(41,031)	$(65,559)	$(102,447)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	144,468	139,372	144,064	126,369
Less: weighted-average number of shares subject to repurchase	—	—	—	(47)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,468	139,372	144,064	126,322

Loss per share from continuing operations before discontinued operations	$(0.13)	$(0.28)	$(0.46)	$(0.76)
Loss per share from discontinued operations	—	(0.01)	—	(0.05)

Basic and diluted net loss per common share	$(0.13)	$(0.29)	$(0.46)	$(0.81)

During all periods presented, the Company had options and warrants to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 19,309,137 shares of common stock were outstanding at March 31, 2005 and options to purchase 15,900,079 shares of common stock were outstanding at March 31, 2004. Warrants to purchase 60,000 shares of common stock were outstanding at March 31, 2005 and March 31, 2004.

10. Related Party Transactions

On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. Alcatel and Corning own shares of Avanex common stock representing 19.55% and 11.87%, respectively, of the outstanding shares of Avanex common stock as of May 2, 2005. The Company sells products to and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provided certain administrative and other transitional services to the Company. Amounts paid to related parties were as follows (in thousands):

Amounts due from and due to related parties (in thousands):

	March 31, 2005	June 30, 2004
Due from related parties
Total receivables	$16,008	$14,599
Receivables orginating at date of acquisition of related parties, included in above	$4,456	$12,200

Due to related parties	$1,834	$2,609

Receivables due from related parties originating at the date of acquisition are amounts owed by Alcatel contractually payable to the Company subsequent to the original transaction. Additionally, amounts are due from Corning related to warranty repairs of optical products sold by Corning prior to the acquisition.

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

Revenue by geographical area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
United States	$16,010	$14,001	$46,573	$37,797
Europe	16,225	9,245	47,270	24,126
Rest of the World	8,082	6,858	24,140	13,140

	$40,317	$30,104	$117,983	$75,063

Long-lived assets by geographical area (in thousands):

	March 31, 2005	June 30, 2004
United States	$4,126	$4,459
Europe	7,591	9,518

	$11,717	$13,977

To date, our revenues have been principally derived from the sales of our products, which were significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning. Net revenues from our two product groups, Active Optical Solutions (“Actives”) and Passive Optical Solutions (“Passives”), are shown below.

Net revenue by component (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Actives	$29,384	$18,569	$91,946	$47,899
Passives	10,933	11,535	26,037	27,164

	$40,317	$30,104	$117,983	$75,063

For the three months ended March 31, 2005, sales to Alcatel, Ciena, and Cisco Systems accounted for 32%, 13% and 10%, respectively of net revenues, compared with sales to Alcatel, Cisco Systems and Nortel, which accounted for 30%, 22%, and 15%, of net revenues for the same period in the prior fiscal year. For the nine months ended March 31, 2005, sales to Alcatel accounted for 36% of net revenues, compared with sales to Alcatel and Cisco Systems, which accounted for 29% and 22%, of net revenues for the same period in the prior fiscal year. The preceding customer sales figures include sales to their contract manufacturers.

12. Comprehensive Income and (Loss)

Foreign currency translation adjustments for the three months ended March 31, 2005 and 2004 were a loss of approximately $102,000 and a loss of $1.8 million respectively, resulting in a comprehensive net loss of $19.0 million and $42.8 million, respectively. Foreign currency translation adjustments for the nine months ended March 31, 2005 and 2004 were a gain of approximately $546,000 and a gain of $4.4 million, respectively, resulting in a comprehensive net loss of $65.0 million and $98.0 million, respectively.

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

Welcome Bonus Litigation

Certain former employees of Avanex France SA (formerly Alcatel Optronics) in Lannion, France who were terminated following Avanex’s acquisition of the optical components business of Alcatel sued Avanex France SA for damages relating to an alleged breach of promise to pay them a “welcome bonus” that was paid to other employees who were not terminated. Avanex’s total expected liability from this lawsuit is approximately $1.3 million and Avanex has recorded the liability in its financial statements. Avanex intends to defend the action vigorously and Avanex believes that the resolution of this action will not have a material adverse effect on its business or financial condition.

14. Recent Accounting Pronouncements

SFAS No.153

In December 2004, the FASB issued Statement No. 153 (SFAS No.153), “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position or results of operations.

SFAS No.151

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

15. Subsequent Events

On April 25, 2005, the Company’s Board of Directors approved a work force reduction plan that will result in the termination of approximately 150 full time employees at its France facility, leaving approximately 150 employees, in order to reduce operating expenses and improve the Company’s cost structure. The reduction in force is expected to be completed by the end of January 2006. The costs associated with this restructuring primarily consist of severance costs. The Company’s preliminary estimate of such costs is $26.0 million, all of which will result in cash expenditures disbursed over the next 15 months. The accrual for these costs will be recorded in the quarter ending June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, our anticipated operating expenses, anticipated savings from our restructuring plans, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases, forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results.” The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2004, included in our Annual Report on Form 10-K filed with the SEC on September 13, 2004.

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

The telecommunications industry has been in a significant period of consolidation following a dramatic slowdown in equipment spending since late 2001. We acquired the optical components businesses of Alcatel and Corning on July 31, 2003 in transactions accounted for as a purchase. In addition, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The Condensed Consolidated Statements of Operations for the nine months ended March 31, 2004 include eight months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003 and seven months of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Our consolidated financial statements also account for the sale of our planar lightwave circuit unit in Livingston, Scotland as a discontinued operation under GAAP as a result of our disposition of the business in February 2004. Our Condensed Consolidated Statements of Operations have been reformatted for the three and nine months ended March 31, 2004 to separate the results of the discontinued operation from the results of our continuing operations. This presentation is required by GAAP and facilitates historical and future trend analysis of our continuing operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In addition, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce. During the first nine months of fiscal 2005, we approved work force reduction plans that would result in the termination of an additional 132 employees in order to reduce operating expenses by $8 million to $12 million and improve our cost structure. This reduction in force is expected to be completed by the end of November 2005. The costs associated with this restructuring consist of severance costs. Our preliminary estimate of such costs is $4.2 million. In addition, on April 25, 2005, we approved a work force reduction plan that will result in the termination of approximately 150 full time employees at our facility in France, leaving approximately 150 employees, in order to reduce operating expenses and improve our cost structure. The reduction in force is expected to be completed by the end of January 2006. The costs associated with this restructuring primarily consist of severance costs. Our preliminary estimate of such costs is approximately $26.0 million, all of which will result in cash expenditures disbursed over the next 15 months. The accrual for these costs will be recorded in the quarter ending June 30, 2005. The restructuring of French operations, coupled with the elimination of certain licensing fees of approximately $5.0 million, is expected to reduce operating costs by up to $28 million per year when fully implemented.

The restructurings have resulted and will result in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we had opened an Operations Center in Thailand to centralize global manufacturing and operational overhead functions in a low-cost region. Upon execution of the announced restructuring plans and the related transition to an Operations Center in Thailand, we believe that our current integration plans will be near completion. However, there can be no assurance that our cost structure will not increase in future quarters. In February 2004, we sold our planar lightwave circuit unit acquired from Alcatel, which was located in Livingston, Scotland, and accounted for it as a discontinued operation.

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

To date, our revenues have been principally derived from the sales of our products, which were significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning. Revenues from our two product groups, Active Optical Solutions and Passive Optical Solutions, accounted for 73% and 27% of our net revenues in the three months ended March 31, 2005, 62% and 38% of our net revenues in the three months ended March 31, 2004, 78% and 22% of our net revenues in the nine months ended March 31, 2005 and 64% and 36% of our net revenues in the nine months ended March 31, 2004.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. For the three months ended March 31, 2005, sales to Alcatel, Ciena, and Cisco Systems accounted for 32%, 13% and 10%, respectively of net revenues, compared with sales to Alcatel, Cisco Systems and Nortel, which accounted for 30%, 22%, and 15%, of net revenues for the same period in the prior fiscal year. For the nine months ended March 31, 2005, sales to Alcatel accounted for 36% of net revenues, compared with sales to Alcatel and Cisco Systems, which accounted for 29% and 22%, of net revenues for the same period in the prior fiscal year. The preceding customer sales figures include sales to their contract manufacturers. While primarily as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

Gain on Disposal. Gain on disposals include gains incurred as a result of disposal of property, plant or equipment for an amount greater than the net book value.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Liquidity. During the nine months ended March 31, 2005 and 2004, we incurred net losses of $65.6 million and $102.4 million, respectively, and our balance of cash, cash equivalents and unrestricted short and long-term investments declined from $122.4 million at June 30, 2004 to $54.5 million at March 31, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in its current configuration is dependent on us securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as an ongoing enterprise.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenue	100%	100%	100%	100%
Cost of revenue	103%	121%	104%	128%
Stock compensation expense	0%	0%	0%	0%

Gross loss	-3%	-21%	-4%	-28%

Operating expenses:
Research and development	21%	36%	21%	42%
Sales and marketing	10%	17%	11%	19%
General and administrative	11%	26%	11%	26%
Stock compensation expense	0%	0%	0%	1%
Gain on sale of property	-1%	0%	-1%	0%
Amortization of intangibles	3%	4%	3%	4%
Restructuring charges	0%	30%	7%	11%
Merger costs	0%	0%	0%	0%

Total operating expenses	44%	113%	52%	103%
Loss from operations	-47%	-134%	-56%	-131%
Interest and other income	1%	4%	1%	5%
Interest and other expense	-1%	-2%	-1%	-2%

Loss from continuing operations before discontinued operations	-47%	-132%	-56%	-128%
Loss from discontinued operations	0%	-4%	0%	-8%

Net loss	-47%	-136%	-56%	-136%

Net revenue for the quarter ended March 31, 2005 was $40.3 million, which represents an increase of $10.2 million, or 34%, from net revenue of $30.1 million for the quarter ended March 31, 2004. This increase in net revenue was primarily due to increased shipments of our Active Optical Solutions products, which includes transmission, amplification and network managed subsystems products, slightly offset by decreased shipments of our Passive Optical Solutions products. The increased shipments were due to increased demand from existing customers, coupled with an increased customer base. The increase was also partially offset by a modest decrease in average selling prices primarily due to annual product pricing negotiations and increased competition from low cost providers. If price declines continue, our net revenue will be adversely impacted. For the quarters ended March 31, 2005 and 2004 our Active Optical Solutions products comprised 73% and 62%, respectively, of our net revenues. Our Passive Optical Solutions products comprised 27% and 38% of our net revenues for the quarters ended March 31, 2005 and 2004, respectively.

Net revenue for the nine months ended March 31, 2005 was $118.0 million, which represents an increase of $42.9 million, or 57%, from net revenue of $75.1 million for the nine months ended March 31, 2004. This increase in net revenue was primarily due to increased shipments of our Active Optical Solutions products, which includes transmission, amplification and network managed subsystems products, slightly offset by decreased shipments of our Passive Optical Solutions products. The increased shipments were due to increased demand from existing customers, coupled with an increased customer base. The increase was also partially offset by a modest decrease in average selling prices primarily due to annual product pricing negotiations and increased competition from low cost providers. For the nine months ended March 31, 2005 and 2004 our Active Optical Solutions products comprised 78% and 64%, respectively, of our net revenues. Our Passive Optical Solutions products comprised 22% and 36% of our net revenues for the nine months ended March 31, 2005 and 2004, respectively.

For the three months ended March 31, 2005, sales to Alcatel, Ciena, and Cisco Systems accounted for 32%, 13% and 10%, respectively of net revenues, compared with sales to Alcatel, Cisco Systems and Nortel, which accounted for 30%, 22%, and 15%, of net revenues for the same period in the prior fiscal year. For the nine months ended March 31, 2005, sales to Alcatel accounted for 36% of net revenues, compared with sales to Alcatel and Cisco Systems, which accounted for 29% and 22%, of net revenues for the same period in the prior fiscal year. The preceding customer sales figures include sales to their contract manufacturers. Sales to our major customers vary significantly from quarter to quarter and we do not have the ability to predict sales to these customers.

Net revenue from sales to customers outside the United States accounted for $24.3 million, or 60%, and $16.1 million, or 54%, for the quarters ended March 31, 2005 and 2004, respectively. Net revenue from sales to customers outside the United States accounted for $71.4 million, or 61%, and $37.3 million, or 50%, for the nine months ended March 31, 2005 and 2004, respectively.

Cost of Revenue

Cost of revenue for the quarter ended March 31, 2005 was $41.4 million, compared to $36.3 million for the quarter ended March 31, 2004, an increase of $5.1 million. Cost of revenue for the nine months ended March 31, 2005 was $122.4 million, compared to $96.2 million for the nine months ended March 31, 2004, an increase of $26.2 million. The increases in both the three and nine months ended March 31, 2005 were primarily due to increased revenue and a $4.7 million write-down for excess inventory primarily due to discontinued products.

We sold inventory previously written-off with original cost totaling $43,000 and $158,000 in the quarters ended March 31, 2005 and 2004, respectively, due to unforeseen demand for such inventory. We sold inventory previously written-off with original cost totaling $605,000 and $1.0 million in the nine months ended March 31, 2005 and 2004, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates. Cost of revenue in the quarters ended March 31, 2005 and 2004 was also offset by $380,000 and $14,000, respectively, for reductions of the pre-existing warranty accrual. Cost of revenue in the nine months ended March 31, 2005 and 2004 also was offset by $0.8 million and $1.4 million, respectively, for reductions of the accrual for pre-existing warranties.

Our gross margin percentage improved to negative 3% for the quarter ended March 31, 2005 from negative 21% for the quarter ended March 31, 2004. Our gross margin percentage improved to negative 4% for the nine months ended March 31, 2005 from negative 28% for the nine months ended March 31, 2004. These improvements are primarily due to cost reductions in connection with our restructuring efforts, as well as a favorable product mix attributable to an increase in sales volume of our long-haul active product line with low product costs. These improvements were partially offset by startup costs associated with the opening of our Operations Center in Thailand.

We continue to experience negative gross margins due to underutilized manufacturing capacity at our facilities. We have in the past incurred and may in the future incur additional costs as we transition to offshore and third-party manufacturing. Our gross margins are and will be primarily affected by changes in mix of products sold including inventory items with low product costs, manufacturing volume, changes in market prices, product demand, inventory write-offs, consumption of previously written-off inventory, warranty costs, and product yield. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses decreased $2.1 million to $8.6 million for the quarter ended March 31, 2005 from $10.7 million for the quarter ended March 31, 2004. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our research and development expenses through cost reduction programs, including reducing headcount and reducing project expenses by integrating our sites. As a percentage of revenue, research and development expenses decreased to 21% for the quarter ended March 31, 2005 from 36% in the quarter ended March 31, 2004. Research and development expenses decreased $6.4 million to $24.8 million for the nine months ended March 31, 2005 from $31.2 million for the nine months ended March 31, 2004. As a percentage of revenue, research and development expenses decreased to 21% for the nine months ended March 31, 2005 from 42% in the nine months ended March 31, 2004. We expect our quarterly research and development expenses in the fourth quarter of fiscal 2005 to decrease from the third quarter of fiscal 2005 as a percentage of revenue. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in future quarters.

Sales and Marketing

Sales and marketing expenses decreased $1.0 million to $4.1 million for the quarter ended March 31, 2005 from $5.1 million for the quarter ended March 31, 2004. As a percentage of revenue, sales and marketing expenses decreased to 10% in the quarter ended March 31, 2005 from 17% in the quarter ended March 31, 2004. The decrease in sales and marketing expense during this period was primarily due to decreased headcount and tradeshow expenses. Sales and marketing expenses decreased $1.5 million to $13.0 million for the nine months ended March 31, 2005 from $14.5 million for the nine months ended March 31, 2004. The decrease in sales and marketing expenses during this period was primarily due to decreased headcount, travel expenses and marketing expenses. As a percentage of revenue, sales and marketing expenses decreased to 11% in the nine months ended March 31, 2005 from 19% in the nine months ended March 31, 2004. We expect our quarterly sales and marketing expenses in the fourth quarter of fiscal 2005 to be approximately the same as our sales and marketing expenses for the third quarter of fiscal 2005 as a percentage of revenue. There can be no assurance that our sales and marketing expense will not increase in the future or that we will develop a cost structure (including sales and marketing), which will lead to profitability under current and expected revenue levels.

General and Administrative

General and administrative expenses decreased $3.4 million to $4.4 million for the quarter ended March 31, 2005 from $7.8 million for the quarter ended March 31, 2004. As a percentage of revenue, general and administrative expenses decreased to 11% in the quarter ended March 31, 2005 from 26% in the quarter ended March 31, 2004. General and administrative expenses decreased $6.2 million to $13.0 million for the nine months ended March 31, 2005 from $19.3 million for the nine months ended March 31, 2004. As a percentage of revenue, general and administrative expenses decreased to 11% in the nine months ended March 31, 2005 from 26% in the nine months ended March 31, 2004. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our general and administrative expenses through cost reduction programs, primarily by reducing headcount. In addition, our transitional expenses related to the acquisitions, our legal expenses and our payroll costs for the three and nine months ended March 31, 2005 are less than such costs compared to the three and nine months ended March 31, 2004. We expect our quarterly general and administrative expenses in the fourth quarter of fiscal 2005 to be approximately the same as our general and administrative expenses for the third quarter of fiscal 2005 as a percentage of revenue. There can be no assurance that our general and administrative expenses will not increase in the future or that we will develop a cost structure (including general and administrative), which will lead to profitability under current and expected revenue levels.

Stock Compensation Expense

Stock compensation expense decreased to $53,000 for the quarter ended March 31, 2005 compared to $135,000 for quarter ended March 31, 2004. Stock compensation decreased $444,000 to $293,000 for the nine months ended March 31, 2005 from $737,000 for the nine months ended March 31, 2004. From inception through March 31, 2005, we have expensed a total of $102.9 million of stock compensation, leaving an unamortized balance of $404,000 on our March 31, 2005 balance sheet. The decrease in stock compensation expense was primarily attributable to employee terminations during the quarter ended March 31, 2005. Stock compensation expense is recorded under APB Opinion No. 25 and accordingly no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Under the new rules, SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements starting July 1, 2005. We believe that the impact will be significant to net loss, but we will not know the full impact on the financial statements until it is implemented. Additionally, upon implementation, stock compensation and the amount required by SFAS 123R will not be separately stated in the income statement.

Amortization of Intangibles

The balance of intangibles on our consolidated balance sheet as of March 31, 2005 was $10.7 million arising from the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. Amortization of these intangible assets was $1.2 million and $1.3 million for the quarters ended March 31, 2005 and March 31, 2004, respectively. Amortization of these intangible assets increased $421,000 to $3.7 million for the nine months ended March 31, 2005 from $3.3 million for the nine months ended March 31, 2004. The increase was due to a full nine months of amortization in the first half of fiscal year 2005 compared to eight months in fiscal year 2004.

Restructuring Charges

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

During the first nine months of fiscal 2005, we approved work force reduction plans that would result in the termination of an additional 132 employees in order to reduce operating expenses by $8 million to $12 million and improve our cost structure. This reduction in force is expected to be completed by the end of November 2005. The costs associated with this restructuring consist of severance costs. Our estimate of such costs is approximately $4.2 million. In addition, on April 25, 2005, we approved a work force reduction plan that will result in the termination of approximately 150 full time employees at our facility in France, leaving approximately 150 employees, in order to reduce operating expenses and improve our cost structure. The reduction in force is expected to be completed by the end of January 2006. The costs associated with this restructuring primarily consist of severance costs. Our preliminary estimate of such costs is approximately $26.0 million, all of which will result in cash expenditures disbursed over the next 15 months. The accrual for these costs will be recorded in the quarter ending June 30, 2005. The restructuring of French operations, coupled with the elimination of certain licensing fees of approximately $5.0 million, is expected to reduce operating costs by up to $28 million per year when fully implemented.

During fiscal year 2004, we announced and implemented several restructuring programs throughout the organization, primarily downsizing our workforce by approximately 450 employees in our manufacturing operations.

During fiscal year 2003, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California. During fiscal 2004 and 2005, we continued to downsize our workforce, primarily in our manufacturing operations, and further consolidated our facilities in Fremont.

Merger Costs

In connection with proposed acquisition activity, in the nine months ended March 31, 2005 we expensed $300,000 in related merger costs for a proposed acquisition that did not proceed.

Interest and Other Income

Interest and other income decreased $562,000 to $498,000 in the quarter ended March 31, 2005 from $1.1 million in the quarter ended March 31, 2004. This decrease was primarily due to decreased cash and investment balances and lower interest rates. Interest and other income decreased $1.7 million to $1.7 million in the nine months ended March 31, 2005 from $3.4 million in the nine months ended March 31, 2004. This decrease was primarily due to decreased cash and investment balances and lower interest rates.

Interest and Other Expense

Interest and other expense decreased $234,000 to $257,000 in the quarter ended March 31, 2005 from $491,000 in the quarter ended March 31, 2004. This decrease was primarily due to lower interest expense resulting from lower debt levels. Interest and other expense increased $367,000 to $1.5 million in the nine months ended March 31, 2005 from $1.1 million in the nine months ended March 31, 2005. The increase was primarily due to foreign currency exchange losses.

Discontinued Operations

In February 2004, we entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in our acquisition of Alcatel Optronics in the first quarter of fiscal 2004. During the nine months ended March 31, 2004, we recorded a net loss from discontinued operations of $6.1 million.

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

As of March 31, 2005, we had cash and cash equivalents and short-term investments of $42.4 million and long-term investment holdings of $29.4 million for a combined total of $71.8 million. This decrease of $72.4 million from June 30, 2004 was primarily due to cash consumed in operations of $50.3 million, a $20.7 million investment in working capital and purchases of property, plant and equipment of $2.9 million, partially offset by proceeds from the exercise of stock options of $1.3 million and sale of equipment of $2.9 million.

Our working capital investment of $20.7 million was substantially a result of increases of $3.8 million in receivables and $4.5 million in inventory to support increased revenues, and a $8.5 million increase in accrued restructuring costs payable in cash over the next twelve months.

Net cash provided by investing activities was $59.2 million in the nine months ended March 31, 2005. Net cash provided by investing activities was primarily the result of maturities of held-to-maturity securities and proceeds from the sale of equipment, offset by costs incurred in the purchases of other investments and purchases of property and equipment.

Net cash used by financing activities was $2.4 million in the nine months ended March 31, 2005, primarily the result of payments on short-term debt, long-term debt and capital lease obligations offset by proceeds from issuance of common stock related to our employee stock option plans and employee stock purchase plan.,

During the nine months ended March 31, 2005 and 2004, we incurred net losses of $65.6 million and $102.4 million, respectively, and our balance of cash, cash equivalents and unrestricted short and long-term investments declined from $122.4 million at June 30, 2004 to $54.5 million at March 31, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in its current configuration is dependent on us securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as an ongoing enterprise.

As of April 30, 2005 our cash, cash equivalents and short and long-term investments were approximately $62.6 million, which includes $17.3 million of cash and investments restricted as collateral on the Company’s line of credit. Additionally, we have a revolving line of credit from a financial institution, which allows maximum borrowings up to $10.0 million through January 1, 2006, of which $3.9 million was drawn down and $2.7 million was pledged to secure letters of credit at March 31, 2005. The line of credit requires us to comply with specified covenants. We are in compliance with all the covenants at March 31, 2005. The line bears interest at the prime rate plus 1.25%. At March 31, 2005 the effective interest rate was 7.0%. We have pledged all of our assets as collateral for this line. We believe that if we are unable to renew the line of credit it will have a significant impact on our liquidity.

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

Our contractual obligations and commitments at March 31, 2005 have been summarized in the tables below (in thousands):

	Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$548	$313	$235	$—	$—
Capital lease obligations	9,118	2,952	5,472	693	—
Operating leases	29,192	6,441	12,901	8,300	1,550
Pension obligations	4,642	4,642	—	—	—
Workforce Reduction	14,356	14,356	—	—	—
Unconditional purchase obligations	32,653	32,653	—	—	—

Total contractual cash obligations	$90,509	$61,357	$18,608	$8,993	$1,550

	Other Commercial Commitments Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 Years
Line of credit	$3,877	$3,877	$—	$—	$—
Standby letters of credit	6,787	6,787	—	—	—

Total commercial commitments	$10,664	$10,664	$—	$—	$—

We have unconditional purchase obligations to certain of our suppliers and contract manufacturers that support our ability to manufacture our products. As of March 31, 2005, we had approximately $32.7 million of purchase obligations, $668,000 to related parties, none of which is included on our balance sheet in accounts payable.

Under operating and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $4.9 million and $10.3 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of March 31, 2005. The tables listed above do not include amounts related to the restructuring announced on April 25, 2005.

Recently Issued Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board issued FASB Statement No. 123R: “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. Regardless of which transition method a company selects, the cumulative effect of adopting SFAS 123R would be recognized on July 1, 2005. We will be required to implement SFAS 123R on July 1, 2005. We are currently evaluating the impact of the change in accounting in light of SFAS 123R. We believe that the impact will be significant to net loss but we will not know the full impact on the financial statements until it is implemented.

In December of 2004, the FASB issued Statement No. 153 (SFAS No.153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not yet assessed the impact of this statement on our financial position or results of operations.

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

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of March 31, 2005, we had an accumulated deficit of $577 million. Also, for the quarter and the nine months ended March 31, 2005, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. In addition, our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse Semiconductor have increased our operating losses.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. Although we implemented cost reduction programs in the nine months ended March 31, 2005 and fiscal year 2004, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel, Corning and Vitesse have substantially increased the rate at which Avanex uses its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

If we do not reduce costs and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the fiscal quarter ended March 31, 2005, the nine months ended March 31, 2005 and the fiscal year ended June 30, 2004, our gross margin percentage was negative 3%, negative 4% and negative 25%, respectively. Because the majority of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales negatively impacts our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

As part of our cost reduction efforts, over the past several years we have implemented various restructuring programs to realign our resources in response to the changes in the industry and customer demand. We have initiated future restructuring actions, which will result in charges that have a material effect on our results of operations and our financial position. We may initiate future restructuring actions, which are likely to result in charges that could effect our results of operations or financial position. There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

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

The optical components sector of the telecommunications industry, in which we operate, has been severely affected by the recent downturn in the global economy. As a result, companies in this sector have experienced difficulty in raising capital, whether through equity or debt financing transactions. During the nine months ended March 31, 2005 and 2004, we incurred net losses of $65.6 million and $102.4 million, respectively, and our balance of cash, cash equivalents and unrestricted short and long-term investments declined from $122.4 million at June 30, 2004 to $54.5 million at March 31, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in its current configuration is dependent on us securing additional funding. We expect to require additional financing to fund our operations in the next twelve months. It may be difficult for us to raise additional capital if and when it is required. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

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

In addition, our restructuring activities have included starting operations in a new location as we transition our manufacturing to a lower cost geography. Due to the timing of these restructuring efforts, it is possible that we will not satisfy the requirements of Section 404 in a timely manner with respect to these new operations. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Audit Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, during fiscal 2005, our common stock has closed as low as $0.98 and as high as $3.73 per share, and during fiscal 2004, our common stock has closed as low as $2.60 and as high as $7.40 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel and Corning own shares of Avanex common stock representing 19.55% and 11.87%, respectively, of the outstanding shares of Avanex common stock as of May 2, 2005. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. Subject to certain restrictions on transfer which apply for a period of two years following the completion of our acquisitions of the optical components businesses of Alcatel and Corning, Alcatel or Corning may sell substantial amounts of our common stock in the public market which could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. Specifically, pursuant to the stockholders’ agreement, Alcatel and Corning may sell up to an aggregate of 11,368,875 shares of our common stock between April 1, 2005, and June 30, 2005. An aggregate of 34,106,627 shares of common stock beneficially owned by Alcatel and Corning will continue to be subject to restrictions on transfer pursuant to the stockholders’ agreement. After June 30, 2005, Alcatel and Corning will be permitted to dispose of an additional ten percent (10%) of the shares acquired from Avanex during the quarter ended September 30, 2005, subject to certain exceptions. If Alcatel, Corning or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

Changes in accounting rules could affect our future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on our results of operations. For example, we currently account for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” in Note 3 of our Notes to Condensed Consolidated Financial Statements we also provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). On December 16, 2004, FASB issued FASB Statement No. 123R: “Share-Based Payment.” Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. We would be required to implement SFAS 123R on July 1, 2005, and adoption of SFAS 123R will have a material adverse affect on our results of operations. For example, as reported in Note 3 of Notes to Condensed Consolidated Financial Statements, for the three and nine months ended March 31, 2005, if had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123, our net loss would have increased by $2.5 million and $14.0 million, respectively.

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

We sell our products primarily to a few large customers in the telecommunications industry. Three customers accounted for an aggregate of 55% of our net revenue for the fiscal quarter ended March 31, 2005 and 54% of our net revenue for the nine months ended March 31, 2005. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

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

We believe that our principal competitors in the optical systems and components industry include Bookham Technology, DiCon Fiberoptics, Eudyna, Finisar, Fujitsu, Furukawa, Hitachi Cable, JDS Uniphase, NEC, Oplink Communications and Opnext. We may also face competition from companies that expand into our industry in the future.

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

As of March 31, 2005 we employed 837 employees, primarily located in California, New York, France and Italy. Prior to the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, most of our employees had been based at or near our headquarters in Fremont, California. As a result, we face challenges inherent in efficiently managing a large number of employees over large geographic distances, including the need to implement and manage appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2003, and June 30, 2002, were primarily the result of our inability to anticipate the sudden decrease in demand for our products. We have recorded $53.1 million of excess and obsolete inventory write-offs from our inception through March 31, 2005. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. We have recently hired a new President and Chief Executive Officer, who also recently was named as Chairman of the Board, and a new Chief Financial Officer. In addition, we have recently made other significant changes in our executive and management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, one of our executive officers left Avanex in the first quarter of fiscal year 2005 and one of our executive officers left Avanex in the third quarter of fiscal year 2005. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

We face various risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

As a result of the acquisitions of the optical components businesses of Alcatel and Corning and the opening of our Operations Center in Thailand, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. This expansion has required and will continue to require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. For instance, we have incurred, and may continue to incur, startup costs to open our Operations Center in Thailand, and may incur costs in transferring operations to Thailand. We may not be able to maintain international market demand for our products. We currently have limited experience in manufacturing, marketing and distributing our products internationally, particularly from our new Operations Center in Thailand. In addition, international operations are subject to inherent risks, including, without limitation, the following:

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

In addition, Alcatel and Corning own shares of Avanex common stock representing 19.55% and 11.87%, respectively, of the outstanding shares of Avanex common stock as of May 2, 2005. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

We have one equipment loan with a fixed rate of interest of 5.2%, with aggregate remaining principal and interest payments of $548,000 as of March 31, 2005.

The following table summarizes average interest rate and fair market value of the short-term and long-term securities held by Avanex (dollars in thousands).

As of March 31, 2005:

	Period Ending March 31,		Total Amortized Cost	Fair Market Value
	2005	2006
Held-to-maturity securities	$34,407	29,402	$63,809	$62,969
Average interest rate	2.0%	2.0%

As of June 30, 2004:

	Period Ending June 30,			Total Amortized Cost	Fair Market Value
	2004	2005
Held-to-maturity securities	$67,453	$55,145		$122,598	$121,110
Average interest rate	2.1%	2.2.	%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, Thailand, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at March 31, 2005 would have led to an additional profit of approximately $410,000 (dollar strengthening), or an additional loss of approximately $410,000 (dollar weakening) on our net dollar position in outstanding trade payables and receivables. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Welcome Bonus Litigation

Certain former employees of Avanex France SA (formerly Alcatel Optronics) in Lannion, France who were terminated following Avanex’s acquisition of the optical components business of Alcatel sued Avanex France SA for damages relating to an alleged breach of promise to pay them a “welcome bonus” that was paid to other employees who were not terminated. Avanex’s total expected liability from this lawsuit is approximately $1.3 million and Avanex has recorded the liability in its financial statements. Avanex intends to defend the action vigorously and Avanex believes that the resolution of this action will not have a material adverse effect on its business or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

On February 28, 2005, Avanex entered into a Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement with Comerica Bank-California (the “Seventh Amendment”). The Seventh Amendment, among other things, reduces the maximum borrowings allowed pursuant to the underlying line of credit from $20.0 million to $10.0 million and extends the term of the underlying line of credit through January 1, 2006. The Seventh Amendment is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

On April 12, 2005, Avanex entered into an Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement with Comerica Bank-California (the “Eighth Amendment”). The Eighth Amendment, among other things, permits the collateralization of certain obligations of Avanex against certain deposit accounts and certificates of deposit of Avanex, and contains a waiver by the lender of a covenant in the underlying line of credit. The Eighth Amendment is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement dated February 28, 2005 between the Registrant and Comerica Bank-California

10.2	Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement dated April 12, 2005 between the Registrant and Comerica Bank-California

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/s/ RICHARD C. YONKER
Richard C. Yonker
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 10, 2005