Form 10-K
period 2005-06-30
AVANEX CORP
filed 2005-09-28
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of December 31, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $305,000,000 based upon the closing price on the Nasdaq National Market reported for such date. As of September 22, 2005, the Registrant had 145,465,099 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement that will be filed with the Commission pursuant to Section 14(a) in connection with the 2005 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended June 30, 2005.

AVANEX CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases you can identify forward-looking statements by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results”, located at the end of Part II, Item 7. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are a global provider of cost-effective, high-performance photonic solutions that enable optical communications networks to achieve next-generation performance.

Our photonic solutions are used by telecommunications system integrators and their network carrier customers to enhance system performance and increase network speed and efficiency. Communications network carriers are deploying fiber optic transmission systems to improve the networks’ ability to transmit and manage the high volume of voice, video and data traffic generated by the growth of the Internet and other bandwidth-intensive applications. Fundamentally, our technologies allow for data to be transmitted on fiber optic networks. More specifically, these technologies generate and receive wavelengths of light, increase the number of wavelengths of light that can travel on fiber optic networks, and extend the distance an optical signal can travel without electrical regeneration, a process which adds expense and complexity to network transmission systems. Our photonic solutions perform optical signal processing and influence systems architecture. Our photonic solutions include discrete devices, modules and sub-systems with built-in optical processing algorithms.

Our product portfolio is organized into two product groups, Active Optical Solutions and Passive Optical Solutions, with numerous products to address the needs of our customers.

In May 2003, we entered into a Share Acquisition and Asset Purchase Agreement with Alcatel and Corning Incorporated. Pursuant to the purchase agreement, in July 2003, we acquired all of the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, and Alcatel assigned and licensed certain intellectual property rights to us. We also entered into a supply agreement with Alcatel whereby Alcatel agreed to purchase seventy percent (70%) of its requirements for certain qualified products from us for a period of three years, subject to certain requirements. In addition, we acquired certain assets of the optical components business of Corning, and Corning assigned and licensed certain intellectual property rights to us. As a result of these acquisitions we acquired approximately 1,117 employees and manufacturing operations located in Nozay, France; San Donato, Italy; Livingston, Scotland; and Erwin Park, New York. Pursuant to the purchase agreement, we issued shares of our common stock to Alcatel and to Corning representing 28% and 17%, respectively, of the outstanding shares of our common stock on a post-transaction basis. As of September 22, 2005, Alcatel and Corning owned shares of Avanex common stock representing 19.5% and 7.4%, respectively, of the outstanding shares of Avanex common stock. In August 2003, we entered into an agreement to acquire certain assets of Vitesse Semiconductor Corporation’s Optical Systems Division located in San Jose, California. Pursuant to the agreement, in August 2003 we acquired substantially all of the assets of Vitesse’s Optical Systems Division in exchange for approximately 1.2 million shares of our common stock. This acquisition enhanced our presence in transponders and expanded our product offerings in subsystem products. In February 2004 we entered into a share acquisition agreement with Gemfire Corporation pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland. Our continuing operations include the results of our Fiber Bragg Grating (“FBG”) product line, which we did not sell to Gemfire and which we transferred to our Nozay, France subsidiary.

In the fiscal years ended June 30, 2004 and 2005, or fiscal 2004 and 2005, we initiated significant restructuring activities and began to shift our manufacturing operations to lower-cost geographic regions. The restructurings have resulted and will result in, among other things, a significant reduction in the size of our workforce, consolidation of existing business activities into fewer facilities and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we had opened an operations center in Bangkok, Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region, and in July 2005, we announced the opening of a product development and marketing office in Shanghai, China. Please see “Manufacturing” in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 3 in the Notes to Consolidated Financial Statements.

We were incorporated in October 1997 as a California corporation, and in January 2000, were reincorporated as a Delaware corporation. Our principal executive office is located at 40919 Encyclopedia Circle, Fremont, California, 94538. In addition to our facilities in Fremont, we also maintain facilities in Erwin Park, New York; Shanghai, China; Nozay, France; San Donato, Italy; and Bangkok, Thailand. Our main telephone number is (510) 897-4188, and our website is located at www.avanex.com; however, the information on, or that can be accessed through, our website is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

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

Optical transmission technology transfers voice, data and video in the form of light signals along optical fibers. Optical systems convert electrical signals into specific wavelengths of light. The light signals transmit through fiber optic cable. Beyond lasers, many other optical components and subsystems are utilized within optical networks to generate, clean, amplify, isolate, channel, or otherwise enhance the signal.

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

Over the past two years, the optical components and subsystems industry has experienced a modest increase in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently disclosed that they plan to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks (FTTH) significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the duration or robustness of this industry recovery and the potential impact to our business from these and any new deployment initiatives.

Products

Our product portfolio is organized into two product groups: Active Optical Solutions and Passive Optical Solutions. These product groups are comprised of the following product lines: Transmission, Integrated Optics, Amplification, and Network Managed Subsystems, which are Active Optical Solutions, and Micro-Optics and Integrated Modules and Dispersion Compensation, which are Passive Optical Solutions. Within each of these product lines, we have numerous products to address the needs of our customers.

Active Optical Solutions

Transmission. The Transmission family includes products that transmit and receive signals, including laser diodes, receivers, transponders and tranceivers.

Integrated Optics. The Integrated Optics family includes optical devices fabricated from lithium niobate, primarily modulators and other optical devices that manipulate the phase or magnitude of an optical signal.

Amplification. The Amplification family includes products that optically amplify signals. These include pump lasers, pump beam stabilizers, gain flattening filters, erbium doped fiber amplifiers, Raman amplifiers, and semiconductor optical amplifiers.

Network Managed Subsystems. The Network Managed Subsystems family includes products that interface directly with other network elements using network level protocols. These products include network-managed versions of our multiplexing, amplification, and switching and routing products.

Passive Optical Solutions

Micro-Optics and Integrated Modules. The Micro-Optics and Integrated Modules family includes products that add and drop optical wavelengths, in both fixed and reconfigurable versions, to a signal without reconversion to an electrical signal, or wavelength division multiplexing, including products based on thin film filter, fiber Bragg grating, or FBG, planar and interleaver technologies, and includes products that equalize signal power such as dynamic gain equalizers. Planar technologies employ waveguides and other optical features fabricated upon silicon, or other flat, surfaces. Interleaver technologies refer to optically combining two sets of wavelengths from two separate sources onto a single optical spectrum to be input into a single optical fiber. FBGs work as filters by selecting a certain portion of the input spectrum of light and reflecting it back; FBGs allow measurements of pressure, temperature and other sensing parameters in harsh environments where optical fiber systems may be deployed.

Dispersion Compensation. The Dispersion Compensation family includes products that compensate for dispersion and dispersion slope in transmission systems. This includes fixed and tunable products based on dispersion compensating fiber, cascaded etalons, and FBG.

Competition

The optical communications transport markets are new and rapidly evolving. We expect these markets to continue to be highly competitive in the future.

We believe that our principal competitors in the optical systems and components industry include Bookham Technology, CyOptics, DiCon Fiberoptics, Eudyna, Finisar, Fujitsu, Furukawa, Hitachi Cable, JDS Uniphase, NEC, Oplink Communications, Opnext and Optium. We believe we differentiate ourselves from our competitors by offering higher levels of customer value through cost-effective collaborative system design, technology innovation, superior optical/mechanical performance, and higher-orders of integration and customization. We believe the principal competitive factors upon which we compete with our competitors include selling price, breadth of product line, availability, performance, product reliability and innovation. We believe that we compete favorably with our competitors with respect to the foregoing factors. However, we cannot assure you that we will be able to compete successfully against either current or future competitors. Some of our competitors have greater financial resources than ours.

Consolidation in the optical systems and components industry could intensify the competitive pressures that we face. For example, three of our historical competitors, JDS Uniphase, SDL, and E-Tek Dynamics have merged over the past several years to become a single, larger competitor. Bookham Technology has acquired the optical components business of Nortel and Marconi and has since become a more significant competitor.

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

Research and Development

We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel. Our research and development activities are focused on developing new and enhanced passive and active optical components and integrated subsystem products, which incorporate multiple optical functions, offer advanced control electronics and software, and provide network-ready interfaces. To accomplish this, our research and development team possesses expertise in the areas of passive and active optical components, micro-optic and integrated-optic design, as well as electronics, firmware, and software. Most of our efforts are directed toward the realization of products with near-term net revenue potential, but we do continue to invest in new technological platforms to ensure our continued competitiveness in the future.

Our research and development expenses totaled $33.1 million for fiscal 2005, $42.1 million for fiscal 2004 and $16.1 million for fiscal 2003. During fiscal 2005 we reduced research and development expenditures by taking advantage of internal consolidation opportunities presented by our acquisitions and better aligning our resources with the available market opportunities. In addition, we are in the process of moving a portion of our research and development activities to a new facility in Shanghai, China, to reduce research and development costs. As of June 30, 2005, we employed 204 people in our research and development groups in Fremont, California; Erwin Park, New York; Nozay, France; San Donato, Italy; Shanghai, China; and Bangkok, Thailand.

During fiscal 2005, we saw an increase in the number of customers purchasing integrated subsystem products as well as an increase in the complexity of such products with existing customers. We continue to invest in such products, as we believe applications for these types of products are important to our customers. For risks associated with our research and development efforts, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “IV. Operations and Research and Development Risks”.

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

As of June 30, 2005, our direct sales organization consisted of 17 sales account managers in the United States, Europe and Asia supported by application engineers and product line managers. We focus our direct sales efforts on service providers and telecommunications systems manufacturers. The direct sales account managers cover the market on an assigned-account basis and work as a team with systems engineers and product line managers. As of June 30, 2005 our sales and marketing organization consisted of 73 people.

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

While we have diversified our customer base, we expect that a substantial proportion of our sales will continue to be concentrated with a limited number of customers. During fiscal 2005, Alcatel (including sales to its contract manufacturers) accounted for 34% of our net revenue. No additional customers accounted for more than 10% of Avanex’s net revenue during fiscal 2005. During fiscal 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for more than 10% of our net revenue, and combined accounted for 61% of our fiscal 2004 net revenue. During fiscal 2003, Cisco Systems and Sorrento each accounted for more than 10% of our net revenue, and together accounted for 69% of our fiscal 2003 net revenue.

A summary of our financial information by geographic location is found in Note 14 in the Notes to Consolidated Financial Statements.

Backlog

Backlog consists of written purchase orders for products which have shipment dates within the following 12 months. As of June 30, 2005, our backlog was approximately $28.2 million as compared to $25.2 million at June 30, 2004. This increase is primarily attributable to increased sales volume driven by a general increase in demand for fiber optic component technologies. Orders in backlog are firm, but are subject to customers’ cancellation or rescheduling. Because of possible changes in product delivery schedules and cancellation of product orders, and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. As a result of the current economic uncertainty, our ability to translate our backlog into sales has been and is likely to continue to be adversely affected by order cancellation and rescheduling. Consequently, during this period of industry uncertainty, we caution that our announced backlog may not be a reliable indicator of future sales or the level of future orders.

Manufacturing

During fiscal 2005, we performed optical sub-assembly, final integration, and shipped our products from both contract manufacturers and our own facilities in Fremont, California; Erwin Park, New York; Nozay, France and San Donato, Italy. Our in-house manufacturing capabilities included optical component assembly, optical, mechanical, and electronic integration of final products, and thorough testing of all final components, sub-assemblies and products. We continue to operate our wafer fabrication plants in Nozay, France and San Donato, Italy producing chips for a variety of products such as lasers, detectors, pump lasers and modulators.

The manufacturing of optical products requires the use of a highly skilled workforce performing critical functions such as optical component assembly, optical alignment, soldering, component integration and testing. During fiscal 2005, we continued to focus our resources on lowering costs, improving cycle time, data collection, and production yields. In order to lower our labor costs, expand our capacity and increase our flexibility in manufacturing, during fiscal 2005 we utilized the services of contract manufacturers, both in China and Thailand, to manufacture a significant portion of our products for us. We have continued to aggressively pursue our manufacturing strategy to outsource a substantial portion of our manufacturing, with the exception of wafer fabrication. Outsourced manufacturing requires considerable attention of management and is expensive to implement. In the future, we plan to manufacture a majority of our products through contract manufacturers.

Currently, we see supplier lead-times increasing as companies have re-aligned their capacity to lower levels. We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Bookham Technology, Browave, Corning, Eudyna, JDS Uniphase and Koncent. We also purchase turnkey solutions from contract manufacturers such as Fabrinet and Optiworks. These key components include lasers, variable optical attenuators, thin film filters, gain flattening filters, and optical fiber. For risks associated with our manufacturing strategy, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including “IV. Operations and Research and Development Risks”.

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

Our United States and European sites are currently certified or registered to ISO 9001 standards. We anticipate obtaining certification for our facilities in China and Thailand during fiscal 2006. We will continue to refine our quality processes to ensure that we maintain our high standards of product quality and customer satisfaction and adhere to our mission and values.

Patents and Intellectual Property

As of June 30, 2005, we held approximately 508 U.S. patents and approximately 298 foreign patents (issued and pending). We are reviewing our patent portfolio and identifying patents that are no longer relevant to our business, which we may abandon, sell, or license. Our material patents cover a broad range of photonics and optical communications products and technologies. These technologies are incorporated into our products and are covered by patents that expire between February 2006 and May 2023. However, we also have patents that have not been incorporated into our products. Our intellectual property also includes trade secrets, trademarks, and copyrights. We do not expect to maintain or enhance our market position primarily through the exercise of our intellectual property rights because the rapid evolution of technology and the wide distribution of patents in our industry preclude such market positioning through intellectual property. We will pursue opportunities to license intellectual property if we believe we can be adequately compensated or if there is the potential for a beneficial cross-license agreement.

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

Employees

As of June 30, 2005, we employed 792 people, including 412 in manufacturing, 204 in research and development, 73 in sales and marketing, and 103 in general and administrative capacities. These employees are located in the United States, Canada, China, France, Germany, Italy, Thailand and the United Kingdom.

As of June 30, 2005, approximately 415 of our employees worldwide were represented by labor unions or labor organizations. Approximately 70 employees located in New York are represented by the American Flint-Glass Workers Union AFL-CIO, including Local Union No. 1000, and approximately 345 of our employees located in Europe are represented by labor organizations.

Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, including the risk factor entitled “We depend on key personnel to manage our business effectively, and if we are unable to hire, retain and motivate qualified personnel, our ability to sell our products could be harmed.”

ITEM 2. PROPERTIES

We lease the following properties:

Location	Square Feet	Date Lease Expires	Notes
Bangkok, Thailand	9,800	February 28, 2006
Erwin Park, New York	64,200	April 30, 2006	We restructured our lease obligation in May 2005 from 279,000 square feet to 64,200 square feet.
Fremont, California #1	54,000	October 17, 2009	This facility is our corporate headquarters.
Fremont, California #2	91,000	April 15, 2010	We occupy 10% of this facility. We have subleased 40% of the facility to another company and are attempting to sublease the remaining unutilized portion.
Newark, California #1	48,000	November 30, 2010	We do not occupy this building. We are attempting to sublease the facility.
Newark, California #2	62,000	November 30, 2010	We do not occupy this building. We are attempting to sublease the facility.
Nozay, France	202,000	July 31, 2012	We have made and are making arrangements to restructure our lease obligation.
San Donato, Italy	171,000	December 31, 2008
Shanghai, China	8,800	May 17, 2008

	710,800

We believe that existing facilities are in excess of our needs. We are currently evaluating the most appropriate use of our existing facilities and the possibility of subleasing a portion of our space to third parties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against us in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims is likely to have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows or financial position in a particular period.

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the court granted in part and denied in part in an order dated February 19, 2003. The court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the court. On August 31, 2005, the court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of September 22, 2005 are as follows:

Name	Age	Position
Jo S. Major, Jr.	43	Chairman of the Board of Directors, President and Chief Executive Officer
Tony Riley	38	Acting Chief Financial Officer
Giovanni Barbarossa	44	Chief Technology Officer
Paul Negus	50	Vice President, Operations
Jaime Reloj	38	Vice President, Sales
Yves LeMaitre	41	Vice President and General Manager, Optical Components

Jo S. Major, Jr. has served as Chairman of the Board since April 2005 and has served on our Board of Directors and as our President and Chief Executive Officer since August 2004. From February 2001 to August 2004, he served in various management roles in the Active Components Group of JDS Uniphase, an optical technology company, including Senior Vice President, Component Products Group, and Vice President, Active Components Business Unit. Dr. Major was employed by SDL, Inc. in a variety of technical managerial positions from 1990 to February 2001, when SDL was acquired by JDS Uniphase. Dr. Major holds a B.S., with high honors, M.S. and Ph.D. from the University of Illinois, and has been granted industry awards for the development of 980nm lasers, high powered, near-infrared lasers, Raman amplifiers and high performance laser packaging. Dr. Major was an Intel Fellow from 1988 to 1990.

Tony Riley became our Acting Chief Financial Officer in September 2005. Mr. Riley joined Avanex as a consultant in May 2005 and has served as corporate controller since August 2005. From September 2002 to September 2005, Mr. Riley was a co-founding director and consultant with The CFO Network LLC, a financial consulting firm that specializes in interim and full-time CFO and controllership consulting, Sarbanes-Oxley project management and strategic consulting. From March 2001 to September 2002, Mr. Riley held positions in the finance department of ACLARA Biosciences, a bioscience company, including Director, Finance and Accounting (Acting) and Chief Financial Officer (Acting). From April 2000 to March 2001, Mr. Riley was Corporate Controller at Kosan Biosciences, a biotechnology company. From October 1997 to February 2000, Mr. Riley held various positions in the finance department of Troy Corporation, a manufacturing company. Mr. Riley has also held internal audit positions with Imperial Credit Industries and Western Financial Savings Bank and was an auditor with Grant Thornton LLP. Mr. Riley holds an MBA from the University of Chicago, a BSc from the University of Bristol, England, and is a Certified Public Accountant.

Giovanni Barbarossa has served as our Chief Technology Officer since May 2002. Dr. Barbarossa led the Active Component Business Unit from August 2004 to June 2005 and served as Vice President of Product

Development from May 2001 to August 2004. Prior to being promoted to Vice President of Product Development, Dr. Barbarossa was Director of Research and Development from February 2000 until May 2001. From 1999 to February 2000, Dr. Barbarossa served as Project Manager in the Optical Networking Division of Agilent Technologies, a diversified technology company. Dr. Barbarossa held various positions, including Team Leader in the Optical Application Specific Integrated Circuits Department and Member of Technical Staff of Bell Laboratories at Lucent Technologies, a developer and manufacturer of communications products, from 1995 through 1999. Dr. Barbarossa received his Ph.D. degree in Electronics Engineering from the University of Glasgow, U.K. and a B.S. degree in Electrical Engineering from the University of Bari, Italy.

Paul Negus has served as our Vice President, Operations since October 2002. From September 2001 to June 2002, Mr. Negus was General Manager of Clerios Inc., a high performance EDFA amplifier company, which was acquired by Lightbit Corporation in June 2002. Mr. Negus served as Vice President Operations with Tripath Technology, Inc., which designs digital amplifiers for a variety of markets, from April 1999 to September 2001. Prior to this Mr. Negus held a variety of Operational positions with Sun Microsystems and Philips Electronics. Mr. Negus graduated from the Royal School of Military Engineering and the Royal Military Academy Sandhurst.

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

Yves LeMaitre has served as Vice President and General Manager of the Optical Components group, with responsibility for active and passive discrete components and transmission modules, since May 2005. Prior to joining Avanex, Mr. LeMaitre was President and Chief Executive Officer of Lightconnect Inc., a supplier of MEMS components and modules for optical networking applications company based in California. Mr. LeMaitre worked at Lightconnect Inc. from September 2001 to April 2005. Previously, Mr. LeMaitre held various positions including Vice President and General Manager of Core Data Products at Alcatel USA, Inc. from July 1994 to September 2001. Mr. LeMaitre also worked with Alcatel’s joint venture with Sprint International and various senior marketing and engineering management positions in France, the Netherlands and Italy for Alcatel and SITA. Mr. LeMaitre received an engineering degree from ENST (École nationale supérieure des télécommunications) in Paris, France and received his master’s degree in mathematics and computer science at Nantes University in France.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “AVNX.” The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the Nasdaq National Market for each of the last eight quarters in the period ended June 30, 2005:

	High	Low
Fiscal year 2004 Quarters Ended:
September 30, 2003	$6.50	$3.34
December 31, 2003	$6.19	$3.87
March 31, 2004	$7.40	$3.80
June 30, 2004	$4.80	$2.60

Fiscal year 2005 Quarters Ended:
September 30, 2004	$3.73	$1.90
December 31, 2004	$3.55	$1.95
March 31, 2005	$3.16	$1.16
June 30, 2005	$1.30	$0.90

On September 22, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $0.84 per share. As of September 22, 2005, there were approximately 630 stockholders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, we may not, directly or indirectly, declare or pay any cash dividend or distribution on our common stock without the prior written consent of a majority amount of the holders of our 8.0% senior secured convertible notes due in 2008.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended June 30, 2005, 2004 and 2003 and the balance sheet data as of June 30, 2005 and 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended June 30, 2002 and 2001 and the balance sheet data as of June 30, 2003, 2002 and 2001 are derived from audited financial statements not included in this Annual Report.

	2005	2004 (1)	2003 (2)	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$160,695	$106,932	$21,416	$33,686	$131,244
Cost of revenue	165,258	133,259	29,833	27,955	119,558

Gross (loss) profit	(4,563)	(26,327)	(8,417)	5,731	11,686
Operating expenses:
Research and development	33,124	42,107	16,063	30,959	70,072
Sales and marketing	16,803	19,808	5,921	6,745	16,238
General and administrative	17,458	24,246	9,232	17,554	20,490
Acquired in-process research and development	—	—	—	5,445	4,700
Amortization of intangibles	5,723	4,573	200	10,502	9,653
Impairment of long-lived assets	—	—	1,548	—	—
Restructuring	29,272	3,779	22,438	16,656	22,586
Gain on disposal of property and equipment	(1,850)	—	—	—	—
Merger costs	300	472	4,126	—	—

Total operating expenses	100,830	94,985	59,528	87,861	143,739

Loss from operations	(105,393)	(121,312)	(67,945)	(82,130)	(132,053)
Interest and other income (expense), net	(2,978)	3,299	2,533	4,353	12,521

Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	(108,371)	(118,013)	(65,412)	(77,777)	(119,532)
Loss from discontinued operations	—	(6,054)	—	—	—

Loss before cumulative effect of an accounting change	(108,371)	(124,067)	(65,412)	(77,777)	(119,532)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(37,500)	—	—

Net loss	$(108,371)	$(124,067)	$(102,912)	$(77,777)	$(119,532)

Loss per share from continuing operations before discontinued operations and effect of an accounting change—basic and diluted	$(0.75)	$(0.90)	$(0.96)	$(1.21)	$(2.07)
Loss per share from discontinued operations—basic and diluted	$—	$(0.05)	$—	$—	$—
Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.75)	$(0.95)	$(0.96)	$(1.21)	$(2.07)
Cumulative effect of an accounting change—basic and diluted	$—	$—	$(0.55)	$—	$—
Net loss per common share—basic and diluted	$(0.75)	$(0.95)	$(1.51)	$(1.21)	$(2.07)
Weighted average number of shares used in computing basic and diluted net loss per common share	144,253	130,561	68,371	64,308	57,620

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$73,905	$89,090	$87,591	$136,085	$204,591
Long-term investments	—	55,145	47,063	40,984	16,462
Working capital	75,720	83,804	64,708	118,911	174,653
Total assets	199,656	275,196	154,615	250,397	311,589
Long-term liabilities	52,919	26,556	28,173	23,054	14,992
Total stockholders’ equity	53,748	157,464	96,262	197,998	245,354

(1)	We acquired Alcatel’s and Corning’s optical components businesses on July 31, 2003 in a transaction accounted for as a purchase. Additionally, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The consolidated statement of operations for fiscal year 2004 include the results of operations of the optical components businesses acquired from Alcatel and Corning subsequent to July 31, 2003 and the optical systems business acquired from Vitesse subsequent to August 28, 2003.
(2)	In fiscal 2003, we recognized a cumulative charge of $37.5 million for the impairment of goodwill upon the adoption of SFAS 142, “Goodwill and Other Intangible Assets”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K. For ease of reference, we refer to the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003 as fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Overview

We design, manufacture and market fiber optic-based products, known as photonic solutions, which are designed to increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

The telecommunications industry has been in a significant period of consolidation following a dramatic slowdown in equipment spending since late 2001. We acquired the optical components businesses of Alcatel and Corning on July 31, 2003 in transactions accounted for as a purchase. In addition, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The consolidated statement of operations for fiscal 2004 includes eleven months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003 and ten months of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Our consolidated financial statements also account for the sale of our planar lightwave circuit unit in Livingston, Scotland as a discontinued operation under GAAP as a result of our disposition of the business in February 2004.

Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce. During fiscal 2005, we approved work force reduction plans in our U.S. facilities that would result in the termination of an additional 145 employees in order to reduce operating expenses and improve our cost structure. This reduction in force is expected to be completed in December 2005. The costs associated with this restructuring consist primarily of severance costs. Our estimate of such costs is $4.9 million, which is expected to be paid by March 2006. In addition, we approved a work force reduction plan that will result in the termination of 156 full time employees at our facility in France, leaving approximately 150 employees, in order to reduce operating expenses and improve our cost structure. This reduction in force is expected to be completed in January 2006. The costs associated with this restructuring primarily consist of severance costs. Our current estimate of such costs is approximately $23.6 million, to be paid as follows: $1.2 million paid in fiscal 2005; $21.1 million to be paid in fiscal 2006; and $1.3 million to be paid over the subsequent five years. The accrual for these costs was recorded in the quarter ending June 30, 2005.

The restructurings have resulted and will result in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. In

March 2005, we announced that we had opened an operations center in Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region, and in July 2005, we announced the opening of a development and marketing office in Shanghai, China. Despite these restructurings efforts, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expectations.

Net Revenue. The market for optical equipment continues to evolve and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products, and the practice of customers in the communications industry to sporadically place orders with short lead times, may cause our net revenues, gross margins, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

To date, our net revenue has been principally derived from the sales of our products, which were significantly enhanced by the acquisitions of the optical component businesses of Alcatel and Corning. Net revenue from our two product groups, Active Optical Solutions and Passive Optical Solutions, accounted for 76% and 24%, 65% and 35%, and 16% and 84% of our net revenue in fiscal 2005, 2004 and 2003, respectively. A summary of our net revenues and other financial information by geographic location is found in Note 14 to Notes to Consolidated Financial Statements.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. During fiscal 2005, sales to Alcatel (including sales to its contract manufacturers) accounted for 34% of net revenue. During fiscal 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 61% of fiscal 2004 net revenue. While we have substantially diversified our customer base, primarily as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. During fiscal 2003, Cisco Systems and Sorrento each accounted for more than 10% of our net revenue, and together accounted for 69% of our fiscal 2003 net revenue.

Cost of Revenue. Our cost of revenue consists of costs of components and raw materials, direct labor, warranty, manufacturing overhead, payments to our contract manufacturers and inventory write-offs for obsolete and excess inventory. We rely on a single or limited number of suppliers to manufacture some key components and raw materials used in our products, and we rely on the outsourcing of some turnkey solutions.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs of employees in sales, marketing, customer service and application engineering functions, costs of allocated facilities and promotional and other marketing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive, finance, accounting, legal and human resources personnel, costs of allocated facilities, recruiting expenses, professional fees and other corporate expenses.

Amortization of Intangible Assets. A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Goodwill is not amortized, but rather is assessed for impairment at least annually. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

Impairment of Long-Lived Assets. Reduction in long-lived assets generally includes charges related to long-lived assets such as fixed assets when the carrying value of those assets is not recoverable from estimated future cash flows.

Restructuring Charges. Restructuring charges generally include termination costs for employees and costs for excess manufacturing equipment and facilities associated with formal restructuring plans.

Gain on Disposal of Property and Equipment. Gain on disposals includes gains incurred as a result of disposal of property, plant or equipment for an amount greater than the net book value.

Merger Costs. Merger costs include expenses incurred in connection with transactions that were not completed.

Interest and Other Income. Interest and other income consists primarily of interest earned from the investment of our cash and cash equivalents, short-term investments and long-term investments. In addition, other income in fiscal 2005 includes a gain recognized in relation to warrants issued in connection with our May 2005 convertible notes offering.

Interest and Other Expense. Interest and other expense consists primarily of interest expense associated with borrowings under our line of credit, senior secured convertible notes, capital lease obligations, equipment loans and foreign currency exchange rate loss. In addition, other expense in fiscal 2005 includes an impairment charge that we recorded on our investment in Gemfire Corporation. Interest expense includes the amortization of debt issuance costs, which includes the value of warrants issued in connection with the senior secured convertible notes.

Loss from Discontinued Operations. Loss from discontinued operations consists of the net loss from our silica planar lightwave circuit (“PLC”) operation in Livingston, Scotland that was sold to Gemfire Corporation in February 2004.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Liquidity. During the years ended June 30, 2005, 2004 and 2003, the Company incurred net losses of $108.4 million, $124.1 million and $102.9 million and negative cash flow from operations of $82.9 million, $177.1 million and $33.5 million, respectively, and its balance of cash, cash equivalents and unrestricted short and long-term investments declined from $123.6 million at June 30, 2004 to $65.7 million at June 30, 2005. These factors cast substantial uncertainty on the Company’s ability to continue as an ongoing enterprise for a reasonable period of time. The Company’s ability to continue as an ongoing enterprise in its current configuration is dependent on it securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as an ongoing enterprise.

Revenue Recognition. Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns and price corrections in the same period as when the related revenues are recorded. These estimates are based on historical sales returns and adjustments, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required. We generally do not accept product returns from customers; however, we do sell our products under warranty. The specific terms and conditions of our warranties vary by customer and region in which we do business, however, the warranty period is generally one year.

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

Excess and Obsolete Inventory. We make inventory commitment and purchase decisions based in part upon sales forecasts. To mitigate component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into short-term commitments for certain items. We write off the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. If we subsequently sell previously written-off inventory, we will recognize net revenue with no related cost of sales. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us.

In estimating excess inventory, through fiscal 2003, we used a three-month demand forecast. In fiscal 2004 we changed our demand forecast period for estimating excess inventory to a range of six months to twelve months due to increasing visibility. We also consider: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability to use the inventory as planned. If our forecasted demand or estimates of future use of inventory are inaccurate, we may need to make additional write-offs of inventory in future periods or record additional benefits if we utilize previously written-off inventory in those future periods.

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

SFAS 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the enterprise level. The fair value of the enterprise, which was determined based on our current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired.

Intangible assets with definite lives consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets primarily include existing and core technology, trademarks and trade names, supply agreements and customer lists. Other intangible assets with definite lives are amortized using the straight-line method over estimated useful lives ranging from 3 to 5 years.

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

Restructuring. We have recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities and potential costs. Actual costs may differ from these estimates or our estimates may change. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan as was the criteria prior to December 31, 2002. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring programs, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Should real estate market conditions deteriorate and result in increased vacancy rates, our estimate of restructuring expenses may have to be increased.

Purchase Accounting. We account for business combinations under the purchase method of accounting and accordingly, the assets acquired and liabilities assumed are recorded at their fair values. The recorded values of assets and liabilities are based on management estimates making use of third-party valuations, or if market price information is not available, based on the best information available. The values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments. Specifically, our valuation of intangible assets is based on a discounted cash flow valuation methodology that incorporates estimates of future revenue, revenue growth, expenses, estimated useful lives, balance sheet assumptions and weighted average cost of capital. Should these assumptions prove incorrect, we may be required to recognize an impairment of our intangible assets.

Contingencies. We are or have been subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses pursuant to Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies”. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each individual issue and consultation with legal counsel. The required accrual may change in the future due to new developments in each matter or to changes in approach such as a change in settlement strategy in dealing with these matters, resulting in higher net loss.

In addition to product warranties, Avanex, from time to time, in the normal course of business, has agreed to indemnify certain customers with whom it enters into contractual relationships. Avanex has agreed to hold the other party harmless against third party claims that our products, when used for their intended purpose, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, Avanex has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheets as of June 30, 2005 and 2004.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue of certain items in our Consolidated Statements of Operations:

	% of Net Revenue
	Years Ended June 30,
	2005	2004	2003
Net revenue	100%	100%	100%
Cost of revenue	103%	125%	139%

Gross loss	-3%	-25%	-39%
Operating expenses:
Research and development	21%	39%	75%
Sales and marketing	10%	19%	28%
General and administrative	11%	23%	43%
Amortization of intangibles	4%	4%	1%
Impairment of long-lived assets	0%	0%	7%
Restructuring charges	18%	4%	105%
Gain on disposal of property and equipment	-1%	0%	0%
Merger costs	0%	0%	19%

Total operating expenses	63%	89%	278%

Loss from operations	-66%	-113%	-317%
Interest and other (expense) income, net	-2%	3%	12%
Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	-67%	-110%	-305%
Loss from discontinued operations	0%	-6%	0%

Loss before cumulative effect of an accounting change	-67%	-116%	-305%
Cumulative effect of an accounting change to adopt SFAS 142	0%	0%	-175%

Net loss	-67%	-116%	-481%

Net Revenue

Net revenue for fiscal 2005 was $160.7 million, which represents an increase of $53.8 million, or 50%, from net revenue of $106.9 million for fiscal 2004. The increase in net revenue was due to increased shipments of our products due to increased demand from existing customers and an increase in our customer base. Although we continue to experience reductions in selling prices for certain products, our overall product mix shifted in fiscal 2005 toward products with higher levels of integration, which we typically sell at higher unit prices. Net revenue for fiscal 2004 was $106.9 million, which represents an increase of $85.5 million, or 399%, from net revenue of $21.4 million for fiscal 2003. The increase in net revenue was primarily due to additional sales from our Active Optical Solutions products, and increased sales to existing customers, coupled with an increased customer base. This additional sales volume included $75.2 million of net revenue associated with our acquisitions of the optical components businesses of Alcatel and Corning.

During fiscal 2005, sales to Alcatel (including sales to its contract manufacturers) accounted for 34% of net revenue. During fiscal 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and 61% of net revenue on a combined basis. Sales to our major customers vary significantly from year to year and we do not have the ability to predict sales to these customers.

Net revenue from customers outside the United States accounted for $98.7 million, $54.9 million and $3.8 million of total net revenue, or 61%, 51% and 18%, for the years ended June 30, 2005, 2004 and 2003, respectively.

Cost of Revenue

Cost of revenue increased to $165.3 million for fiscal 2005 from $133.3 million for fiscal 2004, primarily as a result of the increase in total net revenue and an $8.2 million write-off of excess and obsolete inventory.

Cost of revenue increased to $133.3 million for fiscal 2004 from $29.8 million for fiscal 2003. This increase was primarily due to costs of additional manufacturing facilities associated with our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, which amounted to $94.2 million during fiscal 2004.

We wrote off excess and obsolete inventory of $8.2 million in fiscal 2005, $1.0 million in fiscal 2004 and $4.3 million in fiscal 2003. In fiscal 2005 the write-off was due primarily to decreased demand for certain products, and secondarily to discontinued products. In fiscal 2004 the write-off was due to $1.0 million of inventory that became excess as a result of decreased demand for our products. In fiscal 2003 the write-off was due to $2.6 million of inventory that became obsolete due to a change in a customer’s product specification and $1.7 million of excess inventory as a result of decreased demand for our products. We sold inventory previously written-off with original cost totaling $1.1 million, $1.2 million and $4.3 million for fiscal 2005, 2004 and 2003, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. Cost of revenue for fiscal 2005, 2004 and 2003 was also offset by $2.8 million, $1.8 million and $1.7 million, respectively, for reversals of previous warranty accruals.

Our gross margin percentage improved to negative 3% for fiscal 2005 from negative 25% for fiscal 2004, primarily due to cost reductions in connection with our restructuring efforts, specifically, the continuation of our strategy to shift global manufacturing to contract manufacturers in lower-cost regions. In addition, the improvement in gross margin percentage was driven by a shift to products with higher volume and higher gross margins. These improvements were partially offset by startup costs associated with the opening of our operations center in Thailand.

Our gross margin percentage improved to negative 25% for fiscal 2004 from negative 39% for fiscal 2003, primarily due to a favorable product mix attributable to an increase in sales volume of our long-haul product line, which includes certain inventory items with low product costs, and reduction in write-off of excess and obsolete inventory in fiscal 2004 as noted above.

We continue to experience negative gross margins due to underutilized manufacturing capacity at our facilities. We have in the past incurred and may in the future incur additional costs as we transition to offshore and third-party manufacturing. Our gross margins are and will be primarily affected by changes in product mix sold including inventory items with low product costs, manufacturing volume, changes in market prices, product demand, inventory write-offs, consumption of previously written-off inventory, warranty costs, and product yield. We expect cost of revenue, as a percentage of revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses decreased $9.0 million to $33.1 million for fiscal 2005 from $42.1 million for fiscal 2004. As a percentage of net revenue, research and development expenses decreased to 21% for fiscal 2005 from 39% for fiscal 2004. Since the acquisition of the optical components businesses of Alcatel, Corning and Vitesse, we have decreased our research and development expenses by reducing headcount and consolidating certain product development activities at fewer sites. We are in the process of moving a portion of our research and development activities to a new facility in Shanghai, China, to reduce research and development costs. We expect our research and development expenses to decrease in absolute terms in fiscal 2006. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in the future.

Research and development expenses increased $26.0 million to $42.1 million for fiscal 2004 from $16.1 million for fiscal 2003. The increase was primarily attributable to costs associated with increased headcount, materials and facilities-related expenses resulting from the acquisitions of the optical components business of Alcatel, Corning and Vitesse. As a percentage of revenue, research and development expenses decreased to 39% for fiscal 2004 from 76% in fiscal 2003.

Sales and Marketing

Sales and marketing expenses decreased $3.0 million to $16.8 million for fiscal 2005 from $19.8 million for fiscal 2004. As a percentage of net revenue, sales and marketing expenses decreased to 10% in fiscal 2005 from 19% in fiscal 2004. Part of our strategy is to reduce expenses, particularly as a percentage of revenue. The decrease in sales and marketing expenses was primarily due to decreased headcount, decreased travel expenses, decreased commissions paid to distributors, and a reduction in corporate marketing expenses. There can be no assurance that our sales and marketing expense will not increase in the future or that we will develop a cost structure, which will lead to profitability under current and expected revenue levels.

Sales and marketing expenses were $19.8 million in fiscal 2004, an increase of $13.9 million from expense of $5.9 million in fiscal 2003. The increase was primarily due to increased headcount and travel expenses resulting from the acquisitions of the optical components business of Alcatel, Corning and Vitesse and higher commissions earned by our direct sales organization and external sales representatives due to increased revenues. Such expenditures increased to $15.4 million in fiscal 2004 from $2.2 million in fiscal 2003. As a percentage of revenue, sales and marketing expenses decreased to 19% in fiscal 2004 from 29% in fiscal 2003.

General and Administrative

General and administrative expenses decreased $6.7 million to $17.5 million for fiscal 2005 from $24.2 million for fiscal 2004. As a percentage of net revenue, general and administrative expenses decreased to 11% in fiscal 2005 from 23% in fiscal 2004. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our general and administrative expenses by reducing our workforce and by reducing our dependency on shared services with Corning and Alcatel by integrating the newly acquired businesses with our own. In addition, transitional expenses related to acquisitions and our legal expenses for fiscal 2005 were less than such costs compared to fiscal 2004 as we work to contain costs. Despite these cost reduction efforts, there can be no assurance that our general and administrative expenses will continue to decline in the future or that we will develop a cost structure which will lead to profitability under current and expected revenue levels.

General and administrative expenses increased $15.0 million to $24.2 million for fiscal 2004 from $9.2 million for fiscal 2003. Of the increase in general and administrative expenses, $10 million was related to our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse, and includes costs associated with increased headcount and facilities related costs. As a percentage of revenue, general and administrative expenses decreased to 23% in fiscal 2004 from 42% in fiscal 2003.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.1 million to $5.7 million for fiscal 2005, from $4.6 million for fiscal 2004. The increase was primarily attributable to the amortization of the intangible assets purchased in the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse in fiscal 2004, resulting in an increase in our intangible asset base and an additional charge of $759,000 on some of our intangible assets in fiscal 2005. The additional charge was due to a change in estimate to a shorter useful life.

Amortization of intangible assets increased $4.4 million to $4.6 million for fiscal 2004 from $0.2 million for fiscal 2003. The increase was due to the amortization of the intangible assets purchased in fiscal 2004 acquisitions.

Impairment of Long-Lived Assets

We recorded an impairment charge of $1.5 million on long-lived assets held for sale during the quarter ended December 31, 2002. Such assets were sold in January 2003.

Restructuring Charges

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

During fiscal 2005, we approved work force reduction plans for our U.S. facilities that will result in the termination of an additional 145 employees in order to reduce operating expenses and improve our cost structure. This reduction in force is expected to be completed in December 2005. The costs associated with this restructuring consist primarily of severance costs. Our current estimate of such costs is $4.9 million, which will result in cash expenditures during the next fiscal year. In addition, during fiscal 2005, we approved a work force reduction plan that will result in the termination of 156 full time employees at our facility in France, leaving approximately 150 employees. The reduction in force is expected to be complete in January 2006. The costs associated with this restructuring primarily consist of severance costs. Our estimate of such costs is approximately $23.6 million.

During fiscal 2004, we announced and implemented several restructuring programs throughout the organization, primarily downsizing our workforce by approximately 450 employees in our manufacturing operations, resulting in net restructuring charges of $3.8 million.

During fiscal 2003, we announced the closing of our facility in Richardson, Texas and the integration of the functions in Richardson into our facility in Fremont, California. We also downsized our workforce by approximately 200 employees, primarily in our manufacturing operations, and further consolidated our facilities in Fremont, resulting in net restructuring charges of $22.4 million during fiscal 2003.

Merger Costs

In connection with proposed acquisition activity in fiscal 2005 and 2004, we expensed $300,000 and $472,000, respectively in related merger costs for acquisitions that did not proceed.

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

Interest and Other Income

Interest and Other Income decreased $1.6 million to $3.6 million in fiscal 2005 from $5.2 million in fiscal 2004. The decrease was primarily due to the decreased cash and investment balances and lower interest rates. Offsetting the reduced interest income was a $740,000 gain in relation to the issuance of warrants in connection with our convertible notes offering; the gain was recognized in accordance with the interpretive guidance in EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

Interest and other income increased $1.0 million to $5.2 million in fiscal 2004 from $4.2 million in fiscal 2003. The increase was primarily due to the increased cash balances assumed in the acquisitions.

Interest and Other Expense

Interest and Other Expense increased $4.7 million to $6.6 million in fiscal 2005 from $1.9 million in fiscal 2004. The increase was mainly due to an impairment charge of $4.4 million on our investment in Gemfire Corporation, which was recorded to Other Expense, and partially due to the interest expense on the principal amount of $35.0 million on our 8.0% senior secured convertible notes due in 2008, which were issued in May 2005. Included in interest expense was $607,000 for the amortization of prepaid interest, and amortization of warrants issued in connection with the senior secured convertible notes offering.

Interest and Other Expense increased $0.3 million to $1.9 million in fiscal 2004 from $1.6 million in fiscal 2003. The increase was primarily due to the increased interest expense associated with borrowing under our line of credit, capital lease obligations and equipment loans.

Discontinued Operations

In February 2004, we entered into a share acquisition agreement with Gemfire Corporation pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in our acquisition of Alcatel Optronics in the first quarter of fiscal 2004. For fiscal 2004, we have recorded a net loss from discontinued operations of $6.1 million.

Cumulative Effect of an Accounting Change to Adopt SFAS 142

In accordance with the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, we performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets. In the first step of the analysis, our assets and liabilities, including existing goodwill and other intangible assets, were assigned to our identified reporting units to determine their carrying value. We believe we operate as one reporting unit. After comparing the carrying value of the reporting unit to its fair value, it was determined that the goodwill recorded was impaired in fiscal 2003. After the second step of comparing the implied fair value of the goodwill to its carrying value, we recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal 2003. This loss was recognized as the cumulative effect of an accounting change.

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

Liquidity and Capital Resources

During fiscal 2005, 2004 and 2003, we incurred net losses of $108.4 million, $124.1 million and $102.9 million, respectively, and our balance of unrestricted cash, cash equivalents and investments were $65.7 million and $123.6 million at June 30, 2005 and 2004, respectively. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in its current configuration is dependent on us achieving profitability or securing additional funding.

Management believes that it will be able to improve the Company’s operating performance in fiscal 2006 as we will continue with our restructuring efforts that will result in a significant reduction in the size of our workforce. Furthermore, the continued transfer and centralization of our manufacturing operations to lower-cost geographic regions such as Bangkok, Thailand, should reduce our overall costs and the portion of costs that are fixed.

Prior to our initial public offering, we financed our operations primarily through private sales of convertible preferred stock. In February 2000, we received net proceeds of approximately $238.0 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors. Subsequent to our initial public offering, we have financed our operations through the sale of equity securities, issuance of convertible notes and warrants, bank borrowings, equipment lease financing and acquisitions. In connection with the acquisitions of the optical components business of Alcatel and Corning on July 31, 2003, Corning and Alcatel contributed cash, cash equivalents and short-term investments of $128.6 million and we assumed liabilities of $124.2 million.

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

In January 2004, we entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan Avanex an aggregate principal amount of $865,000 to finance the purchase of SAP software, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 5.2% and the maturity date for the loan is November 28, 2006. The outstanding principal balance on the loan was $450,000 and $730,000 as of June 30, 2005 and June 30, 2004, respectively.

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

On May 19, 2005, we issued an aggregate of $35 million principal amount of 8.0% senior secured convertible notes due 2008 in a private placement to institutional investors. Net proceeds, after $2.1 million in issuance costs and two years of prepaid interest in the amount of $5.6 million, were $27.3 million. The notes are convertible into shares of common stock at a price of $1.21 per share, subject to adjustment upon specified events, including a broad-based anti-dilution provision that contains a floor price of $1.1375 (subject to adjustment for stock splits, combinations or similar events). The floor price can be eliminated upon receipt of stockholder approval of the issuance of the common stock underlying the notes, which Avanex is seeking at the 2005 Annual Meeting of Stockholders. Avanex’s obligations under the notes are secured by substantially all of the assets of Avanex, substantially all of the assets of the domestic subsidiaries of Avanex, a pledge of all capital stock of the domestic subsidiaries of Avanex, and a pledge of 65% of the capital stock of the non-U.S. subsidiaries of Avanex. In addition, Avanex’s obligations under the notes are guaranteed by its domestic subsidiaries.

In connection with the issuance of the senior secured convertible notes, we also issued warrants to purchase up to an additional 8,677,689 shares of our common stock at a price of $1.5125 per share, subject to adjustments upon specified events, including a broad-based anti-dilution provision that contains a floor price of $1.1375 (subject to adjustment for stock splits, combinations or similar events). The floor price can be eliminated upon receipt of stockholder approval of the issuance of the common stock underlying the warrants, which Avanex is seeking at the 2005 Annual Meeting of Stockholders. The warrants are exercisable immediately from May 2005 until May 2008.

Avanex leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. As disclosed in Note 11 in Notes to Consolidated Financial Statements, payments due under capital lease agreements as of June 30, 2005 are $8.3 million with varying maturity dates from fiscal 2006 to fiscal 2010.

Avanex repaid and terminated a revolving line of credit with a financial institution in May 2005. Immediately prior to our termination and repayment of the credit line, there was a balance outstanding of $3.1 million. At June 30, 2004 we had short-term borrowings of $3.7 million against this line. Additionally, the line of credit secured three letters of credit totaling approximately $3.6 million in aggregate relating to certain facility leases. The line of credit bore interest at prime plus 1.25% and, at June 30, 2004, the effective interest rate was 5.25%.

As of June 30, 2005, Avanex had cash and cash equivalents of $26.8 million and short-term investments of $38.9 million for a combined total of $65.7 million, excluding restricted cash of $8.2 million. As of June 30, 2004, Avanex had cash and cash equivalents of $21.6 million, short-term investments of $46.8 million and long-term investments of $55.1 million for a combined total of $123.6 million, excluding restricted cash of $20.7 million. The fiscal 2005 decrease of $57.8 million from our total unrestricted balance was primarily due to a net loss, partially offset by cash provided by investments and from borrowing.

Net cash used in operating activities was $91.5 million, which was due primarily to our $108.4 million net loss, partially offset by $25.7 million of non-cash charges. The loss was due to our inability to price our products above the costs of manufacturing them, combined with an organizational infrastructure that was larger than the scale of our business. Changes in working capital used $8.9 million of cash.

Net cash provided by investing activities was $79.6 million in fiscal 2005, as we used short-term and long-term investments to fund our operations. We also purchased $882,000 of property and equipment.

Net cash provided by financing activities was $17.6 million in fiscal 2005 primarily the result of the issuance of 8.0% senior secured convertible notes due 2008 in a private placement, and issuing common stock related to our employee stock option plans and employee stock purchase plan, partially offset by payments on short-term debt, long-term debt and capital lease obligations.

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

Our contractual obligations at June 30, 2005 were as follows (in thousands):

	Contractual Obligations Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$470	$313	$157	$—	$—
Capital lease obligations	8,273	2,923	3,504	1,846	—
Operating leases	30,392	6,685	11,045	9,708	2,954
Workforce reduction	46,177	32,040	12,860	1,010	267
Senior secured convertible notes	37,800	—	37,800	—	—
Unconditional purchase obligations	35,338	35,338	—	—	—

	$158,450	$77,299	$65,366	$12,564	$3,221

We have unconditional purchase obligations to certain of our suppliers and contract manufacturers that support our ability to manufacture our products. As of June 30, 2005, we had approximately $35.3 million of unconditional purchase obligations, $507,000 to related parties, none of which is included on our balance sheet in accounts payable.

Under operating leases and capital lease obligations described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $5.3 million and $9.6 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of June 30, 2005.

On June 28, 2005, the Board of Directors of Avanex approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.60 per share previously awarded to its employees, including its executive officers, under Avanex’s 1998 Stock Plan. The acceleration of vesting was effective for stock options outstanding as of June 28, 2005. Options to purchase approximately 5.9 million shares of common stock or 38% of Avanex’s outstanding unvested options (of which options to purchase approximately 900,000 shares or 6% of Avanex’s outstanding unvested options were held by executive officers) were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was $3.56.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (SFAS 151), which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that our adoption of SFAS 151 on July 1, 2005 will have a material effect on our financial position, results of operations or cash flows.

In December 2004 the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. As required, we will adopt SFAS 123R on July 1, 2005. We are electing to use the modified prospective transition method. The adoption of SFAS 123R will have a material impact on our financial position, results of operations and cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123R. SAB 107 expresses views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123R.

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS 153 will have a material effect on our consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 (Accounting Changes) previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue and stock option related accounting issues. The management of Avanex believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact Avanex’s future accounting.

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

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of June 30, 2005, we had an accumulated deficit of $620 million. Also, for fiscal 2005, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. In addition, our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse Semiconductor have increased our operating losses. These factors may impair our ability to continue as a going concern.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, debt securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. Although we implemented cost reduction programs in fiscal 2004 and 2005, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel, Corning and Vitesse have substantially increased the rate at which Avanex uses its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability. This may impair our ability to continue as a going concern.

If we do not reduce costs and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During fiscal 2005, 2004 and 2003, our gross margin percentage was negative 3%, negative 25% and negative 39%, respectively. Because a significant portion of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales could negatively impact our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

The central theme of our manufacturing strategy is the reduction of fixed costs. We are working to minimize fixed costs through the extensive use of contract manufacturing and the localization of the majority of our manufacturing operations into a central facility in Bangkok, Thailand. While this is an accepted model of manufacturing in many electronic industries, the use of this model is relatively untested within the optical industry. As such, we may face execution issues during the implementation period including difficulties managing our supply chain and deliveries to our customers. From a financial viewpoint, should these difficulties occur, we could see negative impacts to revenue, gross margin and inventory levels.

In addition, over our limited operating history, the average selling prices of our existing products have decreased, and we expect this trend to continue. However, our overall product mix has shifted toward products with higher levels of integration, which we typically sell at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could adversely impact our business, financial condition and results of operations. If we are unable to generate positive gross margins in the future, our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability.

We may not realize the anticipated benefits from our restructuring efforts.

As part of our cost reduction efforts, over the past several years we have implemented various restructuring programs to realign our resources in response to the changes in the industry and customer demand. We recently initiated additional restructuring actions, which will result in charges that have a material effect on our results of operations and our financial position. We may initiate future restructuring actions, which are likely to result in charges that could affect our results of operations or financial position. There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

We may have difficulty obtaining additional capital because of reduced funding of and lending to companies in the optical components industry.

The optical components sector of the telecommunications industry, in which we operate, has been severely affected by the recent downturn in the global economy. As a result, companies in this sector have experienced difficulty in raising capital, whether through equity or debt financing transactions. During fiscal 2005 and 2004, we incurred net losses of $108.4 million and $124.1 million, respectively, and our balance of unrestricted cash, cash equivalents and investments decreased from $123.6 million at June 30, 2004 to $65.7 million at June 30, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in our current configuration is dependent on us securing additional funding. We believe that the proceeds from the recent private placement in May 2005 and our existing cash balances should be sufficient to fund our operations in the next twelve months. However, if there is a change in business or market conditions, we may need to secure additional funding to finance our operations. It may be difficult for us to raise additional capital if and when it is required. In addition, the holders of the notes issued in the recent private placement have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments, which could make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	the mix of our products sold, including inventory items with low product costs;

•	our ability to control expenses;

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity, and particularly to limit excess capacity commensurate with the volatile demand levels for our products;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processing solutions and products, including competitors with substantially greater resources than we have;

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

•	new product introductions that may result in increased research and development expenses and sales and marketing expenses that are incurred in one quarter, with revenues, if any, that are not recognized until a subsequent or later quarter;

•	the unpredictability of customer demand and difficulties in meeting such demand; and

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party.

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

A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of June 30, 2005, management identified several control deficiencies that constitute material weaknesses. As more fully described below in Item 9A of this Annual Report on Form 10-K, as of June 30, 2005, our management concluded that we did not maintain effective controls over the following:

•	Company-level controls;

•	Controls at our subsidiary location in Nozay, France;

•	Review procedures over general ledger journal entries;

•	Controls over the disbursement of funds;

•	Controls over inventory procurement;

•	Controls over income tax provision; and

•	Controls over stock option administration.

Our management determined that these control deficiencies could result in the misstatement of any reported line item in our balance sheet or in our statement of operations, which would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of June 30, 2005. See Item 9A of this Annual Report on Form 10-K.

A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and operating results and our stock price, and we could be subject to stockholder litigation.

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, during fiscal 2005, our common stock has closed as low as $0.90 and as high as $3.73 per share, and during fiscal 2004, our common stock has closed as low as $2.60 and as high as $7.40 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	quarterly variations in our operating results;

•	significant developments in the businesses of telecommunications companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of telecommunications-related companies;

•	announcements by us or our competitors of technology innovations, new products, or significant acquisitions, strategic partnerships or joint ventures;

•	any deviation from projected growth rates in revenues;

•	any loss of a major customer or a major customer order;

•	the assessment of our internal controls over financial reporting;

•	the ability to meet our debt obligations;

•	additions or departures of key management or engineering personnel;

•	any deviations in our net revenue or in losses from levels expected by securities analysts;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock or the availability of additional financing;

•	volume fluctuations, which are particularly common among highly volatile securities of telecommunications-related companies; and

•	material weaknesses in internal controls

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel and Corning own shares of Avanex common stock representing 19.5% and 7.4%, respectively, of the outstanding shares of Avanex common stock as of September 22, 2005. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. While certain restrictions on transfer have applied for a period of two years following the completion of our acquisitions of the optical components businesses of Alcatel and Corning, as of September 30, 2005, these restrictions on transfer will expire and Alcatel or Corning may sell their entire holdings of our common stock in the public market which could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. If Alcatel, Corning or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

If the investors in our May 2005 financing convert their notes or exercise their warrants, it will have a dilutive effect upon our stockholders.

In May 2005 we issued notes and warrants to certain institutional investors. Pursuant to the terms of the notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at a conversion price of $1.21, subject to broad-based anti-dilution provisions that contain a floor price equal to $1.1375 (which floor price may be removed upon the approval of the stockholders of Avanex). The anti-dilution provisions also provide for an adjustment for stock splits and certain other situations specified in the notes. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants are exercisable for a term of 3 years at an exercise price of $1.5125 per share, subject to broad-based anti-dilution provisions similar to the provisions set forth in the notes, including a floor price equal to $1.1375 (which floor price may be removed upon the approval of the stockholders of Avanex). If the institutional investors convert the notes or exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. For example, if the institutional investors were to convert the notes in full at the current conversion price and exercise the warrants in full at the current exercise price, the shares of our common stock held by such investors would represent 20.5% of the outstanding shares of Avanex common stock (assuming such conversion and exercise) as of September 22, 2005. Because the conversion price of the notes and the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

We substantially increased our outstanding indebtedness with the issuance of senior convertible notes and we may not be able to pay our debt and other obligations.

In May 2005 we issued notes in the aggregate principal amount of $35 million in a private placement to certain institutional investors. The notes accrue interest at a rate of 8% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash, and with interest for the first two years pre-paid to such investors on the closing of the transaction. By issuing the notes we increased our indebtedness substantially. In addition, the holders of the notes have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments. Upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights. An event of default would occur under the notes for a number of reasons, including our failure to pay when due any principal, interest or late charges on the notes, certain defaults on our indebtedness, certain events of bankruptcy and our breach or failure to perform certain representations and obligations under the notes. Upon the occurrence of an event of default, our obligations under the notes may become due and payable in accordance with the terms thereof, and the investors will have the right to proceed against the security interest granted in the collateral described below. Our obligations under the notes are secured by substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non-U.S. subsidiaries, or collateral. In addition, the Registrant’s obligations under the notes are guaranteed by its domestic subsidiaries.

As a result, the issuance of the notes may or will:

•	make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes;

•	make it more difficult for us to be acquired;

•	require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	make us more vulnerable in the event of a downturn in our business or industry conditions; and

•	place us at a competitive disadvantage to any of our competitors that have less debt.

If we are unable to satisfy our payment obligations under the notes or otherwise are obliged to repay the notes prior to the due date, we could default on such notes, in which case our available cash could be depleted, perhaps seriously, and our ability to fund operations could be materially harmed. In addition, if we are not able to satisfy our obligations under the notes, the noteholders could exercise their rights as secured creditors, which may include taking control of the collateral and selling it to satisfy our obligations, which would have an adverse effect on our business and stock price.

Changes in accounting rules could affect our future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on our results of operations. For example, prior to July 1, 2005 we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we have in the past provided in Notes to Consolidated Financial Statements, disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). On December 16, 2004, FASB issued FASB Statement No. 123R, “Share-Based Payment.” Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. We implemented SFAS 123R on July 1, 2005, and adoption of SFAS 123R will have a material adverse effect on our results of operations.

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

We sell our products primarily to a few large customers in the telecommunications industry. One customer (including sales to its contract manufacturers) accounted for an aggregate of 34% of our net revenue for fiscal 2005. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

Except for Alcatel, our customers are under no obligation to buy significant quantities of our products, and may cancel or delay purchases with minimal advance notice to us.

Our customers typically purchase our products pursuant to individual purchase orders. While we have executed long-term contracts with some of our customers, and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate our customers to buy significant quantities of our products, except for our supply agreement and frame purchase agreement with Alcatel, which will expire on July 31, 2006. Our customers may cancel, defer or decrease purchases without significant penalty and with little or no advance notice. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. Cancellation or delays of such orders may cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders, or deferrals of purchases may significantly harm our business, particularly if they are not anticipated.

We experience intense competition with respect to our products.

We believe that our principal competitors in the optical systems and components industry include Bookham Technology, CyOptics, DiCon Fiberoptics, Eudyna, Finisar, Fujitsu, Furukawa, Hitachi Cable, JDS Uniphase, NEC, Oplink Communications, Opnext and Optium. We may also face competition from companies that expand into our industry in the future.

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

We completed the acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. These acquisitions are the largest acquisitions we have completed, and the complex process of integrating and restructuring these businesses has required, and will continue to require, significant resources. Integrating the businesses acquired from Alcatel, Corning and Vitesse has been and will continue to be time consuming and expensive. Failure to achieve the anticipated benefits of these acquisitions or to integrate successfully the operations of the acquired businesses could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	expected synergistic benefits from the acquisitions, such as lower costs, may not be realized or may be realized more slowly than anticipated, particularly with regard to costs associated with a reduction in headcount and facilities;

•	potentially incompatible cultural differences among the businesses;

•	geographic dispersion of operations; and

•	our inability to retain previous customers, suppliers, distributors, licensors or employees of Alcatel, Corning and Vitesse.

As of June 30, 2005 we employed 792 employees, located in the United States, Canada, China, France, Germany, Italy, Thailand and the United Kingdom. As a result, we face challenges inherent in efficiently managing a large number of employees over large geographic distances, including the need to implement and manage appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

We have incurred and expect to continue to incur significant costs and commit significant management time integrating and restructuring the operations, technology, development programs, products, information systems, customers and personnel of the businesses acquired from Alcatel, Corning and Vitesse. These costs have been and will likely continue to be substantial and include costs for:

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

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments have resulted in, and in the future could result in, a number of financial consequences, including without limitation:

•	potentially dilutive issuances of equity securities;

•	reduced cash balances and related interest income;

•	higher fixed expenses which require a higher level of revenues to maintain gross margins;

•	the incurrence of debt and contingent liabilities;

•	restructuring actions, which could result in charges that have a material effect on our results of operations and our financial position;

•	amortization expenses related to intangible assets; and

•	large, one-time write-offs.

For example, as a result of our acquisitions of Holographix and LambdaFlex, we recorded in the first quarter of fiscal 2003 a transitional goodwill impairment charge for all of our goodwill of $37.5 million, in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets.” Further, as a result of our disposal of certain property, equipment and intellectual property rights, we recorded in the second quarter of fiscal 2003 a charge for reduction in long-lived assets of $1.5 million, in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

We use a rolling three-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. In addition, due to increased outsourcing, our procurement lead times have lengthened, which can result in higher inventory levels and greater risk of excess and obsolete inventory. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2005, and June 30, 2004, were primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. We have recorded $56.6 million of excess and obsolete inventory write-offs from our inception through June 30, 2005. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

We depend upon a limited number of contract manufacturers to manufacture a majority of our products, and our dependence on these manufacturers may result in product delivery delays, may harm our operations or have an adverse effect upon our business.

We rely on a limited number of outsourced manufacturers to manufacture a substantial majority of our components, subassemblies and finished products. In particular, one contract manufacturer, Fabrinet, currently manufactures products the sale of which constitutes a significant majority of our net revenue. We intend to develop further our relationships with these manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies, and possibly a substantial portion of our finished products, in the future. The qualification of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents, and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may lose existing or potential customers. We have limited experience in working with outsourced manufacturers, and do not have contracts in place with many of these manufacturers. As a result, we may not be able to effectively manage our relationships with these manufacturers. If we cannot effectively manage our manufacturing relationships, or if these manufacturers fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which may have an adverse effect on our business and results of operations. Increased reliance on outsourced manufacturing, and the ultimate disposition of our manufacturing capacity in the future, may result in impairment charges relating to our long-lived assets in future periods, which would have an adverse impact on our business, financial condition and results of operations. In addition, for a period of time as we transfer production of certain products to these third party manufacturers and as our customers qualify such third party manufacturers, we incur fixed and variable costs at both locations.

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

While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative effect on our business, financial condition or results of operations; however, we cannot be certain that they will not have a material negative effect on us in the future.

We depend on key personnel to manage our business effectively, and if we are unable to hire, retain or motivate qualified personnel, our ability to sell our products could be harmed.

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. In August 2004, we hired a new President and Chief Executive Officer, who also recently was named as Chairman of the Board, and in September 2005 we hired an Acting Chief Financial Officer. In addition, we have recently made other significant changes in our executive and management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, several of our executive officers left Avanex in fiscal 2005 and fiscal 2006. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

In addition, we have commenced a restructuring program designed to attempt to improve our financial performance. Among other things, we are moving substantially all of our manufacturing operations to lower cost locations. As a result, our headcount in the United States and Europe has been substantially reduced and will be reduced further in the future. To date, such actions have not resulted in substantial work stoppages. Decreases in labor productivity, however, whether formalized by a work stoppage, or strike, or simply decreased productivity due to morale issues could have an adverse effect on our business and operating results.

We face various risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

As a result of the acquisitions of the optical components businesses of Alcatel and Corning and the opening of our operations center in Thailand and our development and marketing office in Shanghai, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. We have also initiated significant restructuring programs overseas, and may initiate additional restructuring programs overseas in the future. Our international operations have required and will continue to require significant management attention and financial resources. For instance, we have incurred, and may continue to incur, startup costs to open our operations center in Thailand and our development and marketing office in Shanghai, and may incur costs in transferring operations to Thailand. We may not be able to maintain international market demand for our products. We currently have limited experience in manufacturing, marketing and distributing our products internationally, particularly from our new operations center in Thailand. In addition, international operations are subject to inherent risks, including, without limitation, the following:

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

Certain provisions of our certificate of incorporation and bylaws and Delaware law, as well as our 8% senior secured convertible notes, could delay or prevent a change of control of us.

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

In addition, Alcatel and Corning own shares of Avanex common stock representing 19.5% and 7.4%, respectively, of the outstanding shares of Avanex common stock as of September 22, 2005. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

Finally, certain provisions of our 8% senior secured convertible notes may discourage, delay or prevent a merger or acquisition because, upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights.

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

The following tables summarize the expected maturity, average interest rate and fair market value of the securities held by Avanex (dollars in thousands).

As of June 30, 2005

	Period Ending June 30, 2006	Total Amortized Cost	Fair Market Value
Available-for-sale securities	$47,527	$47,527	$47,044
Average interest rate	2.4%

As of June 30, 2004

	Period Ending June 30,		Total Amortized Cost	Fair Market Value
	2005	2006
Held-to-maturity securities	$67,453	$55,145	$122,598	$121,110
Average interest rate	2.1%	2.2%

We have one equipment loan with a fixed rate of interest of 5.2% with aggregate remaining principal and interest payments of $470,000 as of June 30, 2005.

The interest rate on our $35 million principal amount convertible notes due 2008 is fixed at 8.0%. Accordingly, we believe that we have an insignificant interest rate risk exposure on this security.

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these factors.

We have operations in the United States, China, France, Italy and Thailand. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 30, 2005 would have led to a benefit of approximately $600,000 (dollar strengthening), or an additional loss of approximately $600,000 (dollar weakening) on our net dollar position in outstanding trade payables and receivables. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates.

At June 30, 2005, the balance in our euro-denominated investment account was $2.6 million. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avanex Corporation

Fremont, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avanex Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.

As of June 30, 2005, the Company did not maintain effective controls over the financial closing and reporting process due to insufficient personnel with a requisite level of accounting knowledge, experience and training in the applications of generally accepted accounting principles to the unusual and complex accounting transactions commensurate with the Company’s financial reporting process. This material weakness contributed to the following control deficiencies relating to the preparation of the Company’s financial statements which are individually considered to be material weaknesses:

a.	The Company did not maintain effective control in the identification, valuation and the accounting for the components of the senior secured convertible notes issued by the Company. This deficiency in the operation of the control resulted in adjustments recorded in the Company’s financial statements in the fourth quarter.

b.	The Company did not maintain effective control around the determination of the restructuring reserves as amounts were accrued prematurely. This deficiency in the operation of the control resulted in an adjustment to the financial statements in the fourth quarter.

2.	As of June 30, 2005, the Company did not maintain effective control over the preparation and review of the income tax provision and disclosures which resulted in unreconciled deferred tax items, omission of rate reconciliations from disclosures, use of the incorrect state tax rate in computations, and lack of support for the recoverability of a research and development credit recorded in one of the subsidiary’s accounting records. These deficiencies in both the design and operation of the controls over reporting for income taxes resulted in certain adjustments to the Company’s income tax computations and disclosures in the notes to the financial statements.

3.	As of June 30, 2005, the Company’s finance and accounting organization was not adequately staffed with personnel having a requisite level of knowledge of the Company’s business, its accounting policies and practices and the application of generally accepted accounting principles commensurate with the size of the Company’s business. The Company’s finance and accounting organization included many temporary consultants hired by the Company towards the end of the year. This deficiency in the operation of the controls through adequate staffing levels could result in a misstatement that is more than inconsequential to both the interim and the annual financial statements that would not be prevented or detected.

4.	As of June 30, 2005, the Company did not design effective controls around the process of management override and review of journal entries in multiple locations. Specifically, no independent review of journal entries was performed and journal entries submitted by subsidiaries were not reviewed. In addition, investment reports were not scrutinized such that an adjustment was required in the fourth quarter to reclassify investments for financial statement presentation in accordance with generally accepted accounting principles. These deficiencies in the design of the controls over the journal entry processes, individually or in aggregate, could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

5.	As of June 30, 2005, the Company did not maintain effective controls around the authorization, review and recording of the return material authorization (RMA) in the Company’s subsidiary in France. This deficiency in the design of controls over the authorizations for returned materials could result in a material misstatement to the annual or interim financial statement that would not be prevented or detected.

6.	As of June 30, 2005 the Company did not maintain effective controls over disbursement of funds. In several instances, disbursements of funds occurred without the approvals required by the Company’s control processes. These deficiencies in the operation of controls over the cash disbursements processes, individually or in aggregate, could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

7.	As of June 30, 2005 the Company did not maintain effective controls over recording and purchases of inventory at one of the Company’s manufacturing locations. The Company’s policies regarding the approval of purchase orders, restrictions on access to material master files, review of standard costs and inventory spares reserves were not followed. These deficiencies in both the design and operation of inventory purchasing control processes, individually or in aggregate, could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

8.	As of June 30, 2005 the Company did not maintain effective controls over user access to an application used by the Company as a subsidiary ledger for stock option records. These deficiencies in the operation of controls over the application could result in a material misstatement to the annual or interim financial statement that would not be prevented or detected.

9.	As of June 30, 2005, the Company did not maintain effective internal controls at its French subsidiary over the financial closing and reporting process, revenue invoicing and revenue cut-off, inventory purchasing and valuation. These deficiencies in the design of controls could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

10.	As of June 30, 2005 the Company did not maintain an effective control environment. The financial reporting organizational structure was not adequate to support the size, complexity, operating activities or locations of the Company. Deficiencies in local accounting operations such as the lack of controls over journal entries in France and insufficient staffing for finance and reporting positions in Fremont, California contributed to an overall weakness in the environment. Further, the following specific areas are examples of some of the corporate departments in the Company where additional skilled resources are required: tax, external financial reporting, and corporate accounting. The control deficiencies indicate that the Company did not maintain an effective control environment. These control deficiencies could result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005 of the Company and this report does not effect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the affect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2005 of the Company and our report dated September 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

DELOITTE & TOUCHE LLP

San Jose, California

September 28, 2005

REPORT OF ERNST & YOUNG LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avanex Corporation

We have audited the accompanying consolidated balance sheet of Avanex Corporation as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended June 30, 2004. Our audit also included the financial statement schedule for the two years in the period ended June 30, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avanex Corporation at June 30, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the two years in the period ended June 30, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, under the heading Goodwill and Intangible Assets, in fiscal 2003 Avanex Corporation changed its method of accounting for goodwill and other purchased intangible assets.

/S/ ERNST & YOUNG LLP

Palo Alto, California

July 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avanex Corporation

Fremont, California

We have audited the accompanying consolidated balance sheet of Avanex Corporation and subsidiaries (the “Company”) as of June 30 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 2005 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2005 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

San Jose, California

September 28, 2005

AVANEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$26,811	$21,637
Restricted cash and investments	8,165	20,666
Short-term investments	38,929	46,787
Accounts receivable (net of allowance for doubtful accounts of $ 1,992 and $1,483 at June 30, 2005 and 2004, respectively)	25,494	16,610
Inventories	36,014	39,003
Due from related parties	15,357	14,599
Other current assets	17,939	15,678

Total current assets	168,709	174,980
Long-term investments	—	55,145
Property and equipment, net	8,612	13,977
Intangibles, net	8,686	14,400
Goodwill	9,408	9,408
Other assets	4,241	7,286

Total assets	$199,656	$275,196

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$—	$3,723
Accounts payable	28,251	26,508
Accrued compensation and related expenses	10,741	11,239
Accrued warranty	5,268	6,125
Due to related parties	1,549	2,609
Other accrued expenses and deferred revenue	12,230	13,531
Current portion of other long-term obligations	2,910	3,968
Current portion of accrued restructuring	32,040	23,473

Total current liabilities	92,989	91,176
Long-term liabilities:
Accrued restructuring	14,137	15,191
Long-term convertible note	31,398	—
Other long-term obligations	7,384	11,365

Total liabilities	145,908	117,732

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Common stock, $ 0.001 par value, 300,000,000 shares authorized at June 30, 2005 and 2004; 144,939,807 and 143,342,167 shares issued and outstanding at June 30, 2005 and 2004, respectively	145	143
Additional paid-in capital	667,923	663,798
Deferred compensation	(353)	(596)
Accumulated other comprehensive income	5,478	5,193
Accumulated deficit	(619,445)	(511,074)

Total stockholders’ equity	53,748	157,464

Total liabilities and stockholders’ equity	$199,656	$275,196

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2005	2004	2003
Net revenue:
Third parties	$105,568	$74,751	$21,416
Related parties	55,127	32,181	—

Total net revenue	160,695	106,932	21,416
Cost of revenue:
Third parties	155,056	105,553	29,833
Direct material purchases from related parties	10,202	27,706	—

Total cost of revenue	165,258	133,259	29,833

Gross loss	(4,563)	(26,327)	(8,417)
Operating expenses:
Research and development	33,124	42,107	16,063
Sales and marketing	16,803	19,808	5,921
General and administrative:
Third parties	11,567	17,395	9,232
Related parties	5,891	6,851	—
Amortization of intangibles	5,723	4,573	200
Impairment of long-lived assets	—	—	1,548
Restructuring	29,272	3,779	22,438
Gain on disposal of property and equipment	(1,850)	—	—
Merger costs	300	472	4,126

Total operating expenses	100,830	94,985	59,528

Loss from operations	(105,393)	(121,312)	(67,945)
Interest and other income	3,607	5,155	4,167
Interest and other expense	(6,585)	(1,856)	(1,634)

Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	(108,371)	(118,013)	(65,412)
Loss from discontinued operations	—	(6,054)	—

Loss before cumulative effect of an accounting change	(108,371)	(124,067)	(65,412)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(37,500)

Net loss	$(108,371)	$(124,067)	$(102,912)

Loss per share from continuing operations before discontinued operations and cumulative effect of an accounting change	$(0.75)	$(0.90)	$(0.96)
Loss per share from discontinued operations	—	(0.05)	—
Loss per share from cumulative effect of an accounting change	—	—	(0.55)

Basic and diluted net loss per common share	$(0.75)	$(0.95)	$(1.51)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,253	130,561	68,371

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at July 1, 2002	$69	$495,288	$(1,265)	$(11,999)	$(284,095)	—	$197,998
Issuance of 748,887 shares of common stock upon exercise of stock options and share purchase rights	1	253	—	—	—	—	254
Issuance of 326,016 shares of common stock relating to employee stock purchase plan	—	389	—	—	—	—	389
Payments received on stockholders’ notes receivable	—	—	1,107	—	—	—	1,107
Forgiveness of stockholders’ notes receivable	—	—	3	—	—	—	3
Repurchase of 1,098,784 shares of common stock	(1)	(419)	155	—	—	—	(265)
Deferred compensation associated with options canceled	—	(11,556)	—	11,556	—	—	—
Amortization of deferred stock compensation	—	—	—	(385)	—	—	(385)
Stock based compensation related to stock options to consultants	—	39	—	—	—	—	39
Stock based compensation related to acceleration of an option	—	34	—	—	—	—	34
Net loss and comprehensive loss	—	—	—	—	(102,912)	—	(102,912)

Balance at June 30, 2003	69	484,028	—	(828)	(387,007)	—	96,262
Issuance of 715,730 shares of common stock upon exercise of stock options and share purchase rights	1	1,297	—	—	—	—	1,298
Issuance of 610,171 shares of common stock relating to employee stock purchase plan	1	726	—	—	—	—	727
Issuance of 192,584 shares of common stock relating to exercise of warrants	—	648	—	—	—	—	648
Issuance of 21,474,507 shares of common stock in relation to the acquisition of Corning Assets	21	38,268	—	—	—	—	38,289
Issuance of 35,369,869 shares of common stock in relation to the acquisition of Alcatel Assets	36	63,028	—	—	—	—	63,064
Issuance of 1,371,430 shares of common stock in relation to the acquisition of Vitesse Assets	1	6,508	—	—	—	—	6,509
Issuance of 14,135,316 shares of common stock in a private placement	14	68,245	—	—	—	—	68,259
Charge related to warrants issued	—	407	—	—	—	—	407
Deferred stock based compensation	—	643	—	(643)	—	—	—
Amortization of deferred stock compensation	—	—	—	875	—	—	875
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—	—	5,193	5,193
Net loss	—	—	—	—	(124,067)	—	(124,067)

Comprehensive loss							(118,874)

Balance at June 30, 2004	143	663,798	—	(596)	(511,074)	5,193	157,464
Issuance of 611,517 shares of common stock upon exercise of stock options	1	458	—	—	—	—	459
Issuance of 986,123 shares of common stock relating to employee stock purchase plan	1	1,200	—	—	—	—	1,201
Warrants issued in connection with the issuance of senior secured debentures, net of issuance costs of $258	—	2,602	—	—	—	—	2,602
Accelerated vesting of 168,750 executive shares	—	106	—	—	—	—	106
Issuance costs related to shelf registration		(258)					(258)
Stock-based compensation	—	17	—		—	—	17
Amortization of deferred stock compensation	—	—	—	243	—	—	243
Comprehensive loss:
Unrealized loss on investments						(484)	(484)
Cumulative translation adjustment	—	—	—	—	—	769	769
Net loss	—	—	—	—	(108,371)	—	(108,371)

Comprehensive loss							(108,086)

Balance at June 30, 2005	$145	$667,923	$—	$(353)	$(619,445)	$5,478	$53,748

See accompanying notes.

AVANEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2005	2004	2003
Operating Activities:
Net loss	$(108,371)	$(124,067)	$(102,912)
Adjustments to reconcile net loss to net cash used in operating activities:
(gain) Loss on disposal of property and equipment	(2,226)	352	—
Depreciation and amortization	9,012	15,251	9,576
Amortization of intangibles	5,723	4,573	200
Write-off of investment	4,400	—	—
Prepaid amortization	322	—	—
Stock compensation expense (recovery)	365	875	(351)
Non-cash portion of restructuring charges	—	—	3,814
Provision for doubtful accounts and sales returns	663	1,005	82
Non-cash gain on derivatives	(740)	—	—
Write-off of excess and obsolete inventory	8,234	1,000	4,327
Charge for merger costs	—	—	4,126
Impairment of long-lived assets	—	—	1,548
Cumulative effect of an accounting change	—	—	37,500
Changes in operating assets and liabilities:
Accounts receivable	(9,714)	(11,774)	2,159
Inventories	(4,982)	(8,089)	(1,425)
Other current assets	529	916	(53)
Other assets	(1,147)	6,549	99
Due to/from related parties	(1,818)	1,168	—
Accounts payable	1,743	4,909	729
Accrued compensation and related expenses	(418)	764	(662)
Accrued restructuring	6,654	(65,409)	10,844
Warranty	(857)	(3,340)	(1,135)
Other accrued expenses and deferred revenues	1,141	(1,736)	(1,990)

Net cash used in operating activities	(91,487)	(177,053)	(33,524)

Investing Activities:
Purchases of held-to-maturity securities	(41,996)	(192,097)	(79,943)
Maturities of held-to-maturity securities	125,837	193,830	103,258
Amounts restricted for facilities lease	(8,165)	—	—
Acquisitions, net of cash acquired	—	117,986	—
Purchase of other investments	—	(4,400)	—
Purchases of property and equipment	(882)	(2,514)	(416)
Proceeds from sale of property and equipment	4,782	684	—
Other assets	—	—	(1,988)

Net cash provided by investing activities	79,576	113,489	20,911

Financing Activities:
Payments on long-term debt and capital lease obligations	(4,563)	(5,265)	(5,078)
Proceeds from short-term borrowings	31,219	107,582	3,141
Payments on short-term borrowings	(34,942)	(106,999)	(6,035)
Borrowings under financing arrangements	24,466	865	—
Proceeds from issuance of common stock, net of repurchases	1,402	70,932	378
Proceeds from payments of stockholders’ notes receivable	—	—	1,107
Investment in subsidiary/group equity	—	—	—

Net cash provided by (used in) financing activities	17,582	67,115	(6,487)

Effect of exchange rate changes on cash	(497)	7,447	—
Net increase (decrease) in cash and cash equivalents	5,174	10,998	(19,100)
Cash and cash equivalents at beginning of period	21,637	10,639	29,739

Cash and cash equivalents at end of period	$26,811	$21,637	$10,639

Supplemental Information:
Cash paid during the period for:
Interest expense	849	966	1,334
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	2,815	—	—
Issuance of common stock upon acquisitions	—	107,861	—
Warrants-related charges	3,602	407	—

See accompanying notes.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company

Avanex Corporation (“Avanex” or “the Company”) designs, manufactures and markets fiber optic-based products, known as photonic solutions, which are designed to increase the performance of optical networks. Avanex sells products to telecommunications system integrators and their network carrier customers. Avanex was founded in October 1997, and began making volume shipments of products during the quarter ended September 30, 1999.

Basis of Presentation

Certain reclassifications have been made to the consolidated balance sheet as of June 30, 2004 to conform to current period presentation. The consolidated statement of operations for fiscal years ended June 30, 2004 and 2003 have been reclassified to conform to current period presentation. Such reclassifications did not affect previously reported results of operations or retained earnings.

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All inter-company balances have been eliminated.

During the years ended June 30, 2005, 2004 and 2003, the Company incurred net losses of $108.4 million, $124.1 million and $102.9 million and negative cash flow from operations of $82.9 million, $177.1 million and $33.5 million, respectively, and its balance of cash, cash equivalents and unrestricted short and long-term investments declined from $123.6 million at June 30, 2004 to $65.7 million at June 30, 2005. These factors cast substantial uncertainty on the Company’s ability to continue as an ongoing enterprise for a reasonable period of time. The Company’s ability to continue as an ongoing enterprise in its current configuration is dependent on it securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as an ongoing enterprise.

Management believes that it will be able to improve the Company’s operating performance in fiscal 2006 as we will continue with our restructuring efforts that will result in a significant reduction in the size of our workforce. Furthermore, the continued transfer and centralization of our manufacturing operations to lower-cost geographic regions such as Bangkok, Thailand, should reduce our overall costs and the portion of costs that are fixed.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates made by management include the calculation of allowance for doubtful accounts, inventory write-downs, allowance for sales returns, warranty provisions, impairment of goodwill and other acquired intangible assets, acquired in-process research and development, restructuring expenses, litigation and contingency assessments, and deferred tax assets.

Discontinued Operations

The operating results of the Company’s silica planar lightwave circuit (PLC) product line manufactured in Livingston, Scotland, which was sold in February 2004, are reflected as discontinued operations in the accompanying consolidated statement of operations for the year ended June 30, 2004.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents, Restricted Cash and Investments

The Company considers all highly liquid investment securities with maturity from the date of purchase of three months or less to be cash equivalents.

Restricted cash and investments are cash and investments that are collateral against debt obligations and that the Company cannot use to fund its operations.

In fiscal 2005 the Company reclassified its investment portfolio from held-to-maturity to available-for-sale because management does not have the intent or ability to hold the securities to maturity and intends to use the funds for operations.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Investments that do not meet this criterion have been classified as available-for-sale.

Held-to-maturity securities are stated at cost. The cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on the securities are included in interest income.

Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included as a component of stockholders’ equity.

Interest, dividends and realized gains and losses are included in interest and other income (expense). Realized gains and losses are recognized based on the specific identification method.

Fair Value of Financial Instruments

The Company evaluates the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and estimation methodologies could have a negative effect on the estimated fair value amounts. The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates the carrying amount due to the relatively short maturity of these items. The fair value of the convertible notes approximates the face value of the notes due to there having been no significant change in interest rates during the period from the notes’ issuance to June 30, 2005.

Concentration of Credit and Other Risks

Financial instruments, which subject the Company to potential credit risk, consist of demand deposit accounts, money market accounts, short-term investments and accounts receivable. The Company maintains its demand deposit accounts, money market accounts and short-term investments primarily with three financial institutions. The Company invests its excess cash principally in debt securities.

The Company sells its products primarily to large communication vendors. The Company extends reasonably short collection terms but does not require collateral from most of its customers. The Company maintains a provision for credit losses resulting from the failure of its customers to make required payments. When the Company becomes aware, subsequent to delivery, of a customer’s potential inability to meet its payment obligations, the Company records a specific allowance for doubtful accounts. For all other customers, the Company

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

records an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of its sales to a limited number of customers. The Company has not experienced significant credit losses to date. Concentrations of credit risk, with respect to these financial instruments, exist to the extent of amounts presented in the financial statements.

As of June 30, 2005, approximately 52% of the Company’s employees worldwide were represented by labor unions or labor organizations. Approximately 70 employees located in our New York facility are represented by the American Flint-Glass Workers Union AFL-CIO, including Local Union No. 1000 with a term to December 2005, and approximately 345 employees located in Europe are represented by labor organizations.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis).

The Company writes off the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to the Company.

In estimating excess inventory, the Company used a range of six-month to twelve-month demand forecast in fiscal 2005 and 2004. In fiscal 2003, the Company used a three-month demand forecast. The Company also considers: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and 3) known design changes which would reduce the Company’s ability to use the inventory as planned.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or two to four years for computer hardware and software, three years for production and engineering equipment and five years for office equipment, furniture and fixtures. The Company amortizes capital leases and leasehold improvements using the straight-line method over the lesser of the assets’ estimated useful lives or remaining lease terms (typically two to five years).

Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are no longer amortized, but are instead tested for impairment annually or sooner, if circumstances indicate they may no longer be recoverable. Goodwill impairment testing is a two-step process. The first step, screens for impairment, while the second step measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the enterprise level. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill and the reassessment of the useful lives of existing recognized intangibles. During the first quarter of fiscal 2003, after comparing the carrying value of the reporting unit to its fair value, it was determined that the

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill recorded was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $37.5 million. This loss was recognized as the cumulative effect of an accounting change. Prior to the adoption of SFAS 142, the Company amortized goodwill over its estimated useful life of 3 to 5 years. There was no goodwill impairment in fiscal 2005 and 2004 pursuant to SFAS 142.

Intangible assets with definite lives consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets primarily include existing and core technology, trademarks and trade names, supply agreements and customer lists. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from 3 to 5 years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable the Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Impairment losses of $1.5 million were incurred for year ended June 30, 2003.

Restructuring Costs

The Company recorded significant accruals in connection with restructuring in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan as was the criteria prior to December 31, 2002. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. The Company continually evaluates the adequacy of the remaining liabilities under the restructuring initiatives. Although these estimates accurately reflect the costs of the restructuring programs, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

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

Contingency Accruals

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to product warranties, Avanex, from time to time, in the normal course of business, indemnifies certain customers with whom it enters into contractual relationships. Avanex has agreed to hold the other party harmless against third party claims that Avanex’s products, when used for their intended purpose, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, Avanex has not made payments under these obligations and no liabilities have been recorded for these obligations on the balance sheets as of June 30, 2005 and 2004.

Foreign Currency

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using weighted average exchange rates in effect during the period. The gains and losses from the translation of these subsidiaries’ financial statements into the U.S. dollar are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income” in stockholders’ equity. Currency transaction gains and losses are included in the Company’s results of operations.

Accumulated Other Comprehensive Income

Statement of Accounting Standards No. 130 “Reporting Comprehensive Income” (“FAS 130”) requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements of Stockholders’ Equity. Foreign currency translation adjustments for the years ended June 30, 2005 and 2004 resulted in gains of approximately of $770,000 and $5.2 million, respectively, resulting in comprehensive net losses of $108.1 million and $118.9 million, respectively. For the year ended June 30, 2003 net loss equaled comprehensive net loss. Accumulated other comprehensive income at June 30, 2005 was $5.5 million and was comprised of a $6.0 million favorable cumulative translation adjustment, which represents the effect of translating our foreign subsidiaries’ financial statements into our reporting currency since we began having foreign subsidiaries, and a $484,000 unrealized loss on investments.

Revenue Recognition

The Company’s revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. A provision for estimated sales returns and price adjustments is recorded in the same period as when the related revenues are recorded. These estimates are based on historical sales returns and adjustments, other known factors and our return policy. If future sales returns differ from the historical data used to calculate these estimates, changes to the provision may be required. The Company generally does not accept product returns from customers; however, the Company does sell its products under warranty. Specific warranty terms and conditions vary by customer and region in which the Company does business, however, the warranty period is generally one year.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), for the years ending June 30, 2005, 2004 and 2003, the Company accounted for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognized no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. Accordingly, deferred stock compensation was recognized for an option or share purchase right that had an exercise price that was less than the fair value of the common shares and was calculated as the difference between the option price or share purchase right exercise price at the date of grant and the fair value of the Company’s common shares at that date. Such deferred stock compensation is amortized over the vesting period, generally a maximum of four years, using the multiple option approach pursuant to Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

Equity instruments granted to consultants are accounted for under the fair value method pursuant to SFAS 123 and EITF 96-18, using the Black-Scholes option-pricing model and are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

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

	Employee Stock Option Plan			Employee Stock Purchase Plan
	Years Ended June 30,			Years Ended June 30,
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	2.8%	3.3%	2.2%	3.0%	1.2%	1.7%
Weighted-average expected life	3.3 years	4 years	3 years	0.5 years	0.5 years	0.5 years
Volatility	1.04	1.23	1.13	0.76	0.82	1.26
Dividend yield	—	—	—	—	—	—

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2005	2004	2003
Net loss:
As reported	$(108,371)	$(124,067)	$(102,912)
Stock-based employee compensation expense (recovery) included in reported net loss	366	875	(351)
Total stock-based employee compensation expense determined under fair value based methods for all awards	(26,136)	(17,014)	(2,626)

Pro forma net loss	$(134,141)	$(140,206)	$(105,889)

Basic and diluted net loss per common share:
As reported	$(0.75)	$(0.95)	$(1.51)
Pro forma	$(0.93)	$(1.07)	$(1.55)

In fiscal 2006 the Company will adopt FASB Statement No. 123R, “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. The adoption of SFAS 123R will have a material impact on the Company’s financial position and results of operations.

Research and Development Costs

Research and development costs are expensed as incurred.

Cost of Revenue

Cost of revenue consists of costs of components and raw materials, direct labor, warranty, manufacturing overhead, payments to contract manufacturers, shipping costs and inventory write-offs for obsolete and excess inventory.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on specifically identified customers and as a percentage of the accounts receivable balance based on aging and risk categories. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under the Company’s accounting policy, it continually assesses the balance of its allowance for doubtful accounts based on, among other things, its customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. If actual write-offs were greater than the Company’s estimates, it would increase its allowance for doubtful accounts, which would increase its bad debt expense.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Earnings per Share

Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants (see Note 12).

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (SFAS 151), which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that our adoption of SFAS 151 on July 1, 2005 will have a material effect on our financial position, results of operations or cash flows.

In December 2004 the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. As required, we will adopt SFAS 123R on July 1, 2005. We are electing to use the modified prospective transition method. The adoption of SFAS 123R will have a material impact on our financial position, results of operations and cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123R. SAB 107 expresses views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123R.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS 153 will have a material effect on our consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 (Accounting Changes) previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue and stock option related accounting issues. The management of Avanex believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact Avanex’s future accounting.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price for these acquisitions was as follows (in thousands):

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

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction. The purchase price allocation was as follows (in thousands):

	Alcatel Optronics	Corning Asset Purchase	Vitesse Asset Purchase
Cash, cash equivalents and short-term investments	$108,613	$20,023	$—
Long-term investments	2,085	—	—
Accounts receivable	8,050	—	—
Inventories	14,169	11,646	1,731
Other current assets	14,509	500	—
Due from related party	8,389	4,237	—
Property and equipment	10,176	8,679	1,612
Accounts payable	(15,564)	—	—
Accrued expenses	(25,228)	(2,433)	—
Restructuring	(61,586)	(2,466)	—
Warranty	(1,406)	(5,237)	—
Supply agreement	—	(7,095)	—
Other long-term obligations	(3,185)	—	—

Net tangible assets	59,022	27,854	3,343
Intangible assets acquired—core and developed technology	10,575	5,990	2,320
Goodwill	—	8,265	1,143

Total purchase price	$69,597	$42,109	$6,806

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3. Restructuring Costs

A summary of the Company’s accrued restructuring liability is as follows (in thousands):

	June 30,
	2005	2004
Acquisition-related accruals	$4,804	$13,135
Other	41,373	25,529

Total restructuring accruals	46,177	38,664
Less current portion	(32,040)	(23,473)

	$14,137	$15,191

Accrued Restructuring Liability Related to Acquisitions

In fiscal 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company recorded restructuring liabilities at July 31, 2003 with a fair value of $64.1 million relating to future workforce reductions, which were included in the purchase price of the optical components businesses of Alcatel and Corning. A summary of the acquisition-related accrued liability relating to these acquisitions is as follows (in thousands):

	Years ended June 30,
	2005	2004
Accrued restructuring related to acquisitions, at July 1, 2004	$13,135	$—
Restructuring charges from acquisitions	—	64,052
Recovery	(3,940)	—
Cash payments	(4,391)	(50,917)

Accrued restructuring related to acquisitions, at June 30, 2005	$4,804	$13,135

During fiscal 2005, it was determined that certain estimated payments were no longer required resulting in recoveries of approximately $2.6 million and $1.3 million in the Company’s European and U.S. operations, respectively. Of the $2.6 million recovery, $2.1 million was due to the Company’s release from an acquisition- related liability, and $0.5 million was due to a change in estimate. The $1.3 million recovery was entirely due to Corning hiring back the employees we expected to terminate.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Restructuring

Over the past several years, the Company has implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand, and the Company continues to assess its current and future operating requirements accordingly. The Company’s restructuring programs include centralizing global manufacturing at its operations center in Thailand.

For the U.S. facilities in fiscal 2005, the Company approved a work force reduction that resulted in the termination of 145 employees in order to reduce operating expenses and improve its cost structure. This reduction in force is expected to be completed by the quarter ended March 31, 2006. The costs associated with this restructuring consist primarily of severance costs. The estimate of these restructuring costs is $4.7 million.

The Company approved a work force reduction at its Nozay, France location in fiscal 2005 that will result in the termination of 156 full time employees at the facility in France, leaving approximately 150 employees. The reduction in force is expected to be complete by the end of January 2006. The costs associated with this restructuring consist primarily of severance costs. The estimate of such costs is approximately $23.6 million, to be paid as follows: $1.2 million paid in fiscal 2005; $21.1 million to be paid in fiscal 2006; and $1.3 million to be paid over the subsequent five years. The accrual for these costs was recorded in the quarter ending June 30, 2005.

In addition, during fiscal 2005 the Company accrued $4.3 million in additional costs to expand the scope of its 2004 Erwin Park restructuring plan. This amount was offset by recoveries of $0.8 million after it was determined that certain estimated payments were no longer required.

The restructurings have resulted and will result in, among other things, a significant reduction in the size of the Company’s workforce, consolidation of its facilities and increased reliance on outsourced, third-party manufacturing.

During fiscal 2004, the Company announced and implemented several restructuring programs throughout the organization. Net restructuring expense in fiscal 2004 was $3.8 million, and was comprised of $7.9 million of accruals and charges, offset by the following recoveries:

•	$3.5 million relating to an abandoned leased facility in Richardson, Texas due to the negotiation of a lease termination agreement with the landlord, which resulted in recovery. Additionally, the Company entered into an amendment to its lease for two facilities in California, which resulted in recovery

•	$0.6 million relating to sales of previously abandoned equipment

In connection with the restructured leased facilities, the Company issued warrants to purchase 60,000 shares of its common stock to the landlord amounting to $0.4 million (valued using the Black-Scholes method). These warrants have an exercise price of $7.39 per share and expire on November 30, 2010.

During fiscal 2003, the Company announced the closing of its facility in Richardson, Texas and the integration of the functions in Richardson into its facility in Fremont, California, resulting in net restructuring charges of $22.4 million in fiscal 2003.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes changes in accrued restructuring for fiscal 2005 and 2004, excluding accruals related to the acquisitions noted above (in thousands):

	Accrual at June 30, 2004	Additional Accrual	Cash Payments	Recovery	Non-cash Adjustment	Accrual at June 30, 2005
Workforce Reduction-FY2004	$6,271	$4,289	$(8,966)	$(836)	$—	$758
Workforce Reduction-FY2005	—	28,343	(2,620)	—	—	25,723
Abandonment of excess leased facilities	18,812	552	(4,472)	—	—	14,892
Capital leases	446	—	(446)	—	—	—

Total	$25,529	$33,184	$(16,504)	$(836)	$—	$41,373

	Accrual at June 30, 2003	Additional Accrual	Cash Payments	Adjustment/ Recovery	Non-cash Adjustment	Accrual at June 30, 2004
Workforce Reduction	$117	$7,913	$(1,759)	$—	$—	$6,271
Abandonment of excess equipment	—	—	634	(634)	—	—
Abandonment of excess leased facilities	30,808	—	(8,089)	(3,500)	(407)	18,812
Capital leases	1,530	—	(1,084)	—	—	446

Total	$32,455	$7,913	$(10,298)	$(4,134)	$(407)	$25,529

Note 4. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended June 30,
	2005	2004	2003
Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	$(108,371)	$(118,013)	$(65,412)
Loss from discontinued operations	—	(6,054)	—
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(37,500)

Net loss	$(108,371)	$(124,067)	$(102,912)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	144,253	130,596	69,285
Less: weighted-average number of shares subject to repurchase	—	(35)	(914)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,253	130,561	68,371

Loss per share from continuing operations before discontinued operations and cumulative effect of an accounting change	$(0.75)	$(0.90)	$(0.96)
Loss per share from discontinued operations	—	(0.05)	—
Loss per share from cumulative effect of an accounting change to adopt SFAS 142	—	—	(0.55)

Basic and diluted net loss per common share	$(0.75)	$(0.95)	$(1.51)

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The antidilutive securities are as follows:

	Years Ended June 30,
	2005	2004	2003
Employee stock options	19,651,000	17,292,000	8,920,000
8% convertible notes	28,925,620	—	—
Warrants attached to 8% convertible notes	8,677,689	—	—
Warrants granted to landlord	60,000	60,000	60,000

	57,314,309	17,352,000	8,980,000

Note 5. Consolidated Balance Sheet Detail

Cash Equivalents, Short-term and Long-term Investments

The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. To date, the Company has not experienced any significant losses on its debt investments.

The Company classified its investments as held-to-maturity in fiscal 2004. The Company changed its classification of investments to available-for-sale in the fourth quarter of fiscal 2005 as the Company did not have the positive intent and ability to hold these investments to maturity pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. The classification change resulted in an unrealized loss of $484,000.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the amortized cost, fair value and gross unrealized gains and losses related to held-to-maturity and available-for-sale securities, aggregated by security type.

Cash equivalents, short-term investments and long-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2005
Cash Equivalents
Money Market Funds	$15,248	$—	$—	$15,248

Restricted cash and investments—Certificates of Deposit and United States Government Agencies	8,166	—	(38)	8,128

Short-term Investments (classified as available-for-sale)
Certificates of Deposit	426	—	—	426
United States Government Agencies	33,458	—	(394)	33,064
Corporate Bonds	5,527	—	(51)	5,476

	39,411	—	(445)	38,966

	$62,825	$—	$(483)	$62,342

June 30, 2004
Cash Equivalents
Money Market Funds	$6,385	$8	$—	$6,393
Corporate Notes	9,013	—	(463)	8,550
Corporate Bonds	2,868	—	(180)	2,688

	18,266	8	(643)	17,631

Restricted cash and investments—Corporate Bonds	20,666	—	(347)	20,319

Short-term Investments (classified as held-to-maturity)
Commercial Paper	999	—	—	999
Certificates of Deposit	5,402	—	—	5,402
Market Auction Preferreds	4,206	—	(6)	4,200
United States Government Agencies	29,473	15	(139)	29,349
Corporate Bonds	6,707	5	(112)	6,600

	46,787	20	(257)	46,550

Long-term Investments (classified as held-to-maturity)
Corporate Bonds	4,998	—	(54)	4,944
United States Government Agencies	50,147	—	(849)	49,298

	55,145	—	(903)	54,242

	$140,864	$28	$(2,150)	$138,742

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with EITF issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
United States Government Agencies	$32,976	$(433)	$—	$—	$32,976	$(433)
Corporate Bonds	5,477	(51)	—	—	5,477	(51)

	$38,453	$(484)	$—	$—	$38,453	$(484)

The Company had no available-for-sale securities at June 30, 2004.

Inventories

Inventories consist of the following (in thousands):

	June 30,
	2005	2004
Raw materials	$20,199	$23,260
Work-in-process	5,208	6,565
Finished goods	10,607	9,178

	$36,014	$39,003

In fiscal 2005, the Company recorded charges to cost of revenue of $8.2 million for excess and obsolete inventory primarily due to excess inventory due to decreased demand from certain products, and from discontinued products. Management did not believe it could sell or use this inventory in the future. In fiscal 2004, the Company recorded charges to cost of revenue of $1.0 million for excess and obsolete inventory primarily as a result of decreased demand for the Company’s products.

The Company sold inventory previously written-off with original cost totaling $1.1 million in fiscal 2005 and $1.2 million in fiscal 2004. The majority of this inventory sold in each year had been written-off in a prior year. As a result, cost of revenue associated with the sale of this inventory was zero.

The total cost of inventory written-off from inception to June 30, 2005 is approximately $56.6 million, including receipts under previously accrued non-cancelable purchase obligations. Of this amount, items representing $12.6 million have been sold, items representing $2.1 million have been consumed in research and development activities, items representing $26.6 million have been discarded, and items representing $15.3 million are on hand. The ultimate disposition of the inventory items on hand will occur as the Company continues to transition its manufacturing to third-party manufacturers in Asia.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2005	2004
Computer hardware and software	$6,727	$5,024
Production and engineering equipment	41,340	39,767
Office equipment, furniture and fixtures	1,532	2,250
Leasehold improvements	2,485	2,782

	52,084	49,823
Accumulated depreciation and amortization	(43,472)	(35,846)

	$8,612	$13,977

Other Current Assets

Other current assets consist of the following (in thousands):

	2005	2004
VAT and Research tax credit	$7,405	$7,650
Prepaid interest	2,797	—
Prepaid rent	332	4,560
Billings to contract manufacturers	3,481	1,702
Prepaid expenses and other assets	3,924	1,766

	$17,939	$15,678

Other Long-term Assets

Other long-term assets consist of the following (in thousands):

	June 30,
	2005	2004
Investment at cost	$—	$4,400
Prepaid interest, non-current	2,478	—
Deposits and other assets	1,763	2,886

	$4,241	$7,286

In February 2004, the Company entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired the Company’s silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in the Company’s acquisition of Alcatel Optronics in the first quarter of fiscal 2004. The cost basis of the acquired Gemfire shares was $4.4 million and was recorded in other long-term assets. In the fourth quarter of fiscal 2005, management evaluated the carrying value of its investment in Gemfire shares as zero, and accordingly, recorded an impairment charge of $4.4 million for the full carrying amount in other expense.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the Company’s product warranty accrual for fiscal 2005 and fiscal 2004 are as follows (in thousands):

	Years Ended June 30,
	2005	2004
Balance at beginning of year	$6,125	$2,707
Acquired warranty obligations	—	6,643
Accrual for sales during the year	3,251	2,326
Cost of warranty repair	(1,344)	(3,704)
Adjustment to prior sales (including expirations and changes in estimates)	(2,764)	(1,847)

Balance at end of year	$5,268	$6,125

Note 6. Goodwill

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the enterprise level. The fair value of the enterprise, which was determined based on our current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired at June 30, 2005 and 2004. Goodwill at June 30, 2005 and 2004 was $9.4 million.

Upon adopting SFAS 142 in fiscal 2003, the Company recognized a transitional impairment loss of $37.5 million in the first quarter of fiscal 2003. This loss was recognized as the cumulative effect of an accounting change.

Note 7. Other Intangibles

The following table reflects the carrying amount of intangible assets at June 30, 2005 and June 30, 2004 (in thousands):

	Weighted- average Life, in Quarters	Gross Carrying Amount Upon Acquisition	Less Fiscal 2004 Amortization	Net Carrying Amount, June 30, 2004	Adjustment to Gross Carrying Amount	Less Fiscal 2005 Amortization	Net Carrying Amount, June 30, 2005
Purchased technology	21	$16,165	$(3,742)	$12,423	$(6)	$(4,789)	$7,628
Supply agreement	15	1,838	(562)	1,276	—	(599)	677
Other	15	882	(181)	701	88	(408)	381

		$18,885	$(4,485)	$14,400	$82	$(5,796)	$8,686

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future amortization of other intangible assets is as follows (in thousands):

Fiscal years ending June 30,
2006	$5,217
2007	2,447
2008	1,022

$8,686

Note 8. Related Party Transactions

One of the Company’s directors was a senior vice president of MCI at June 30, 2005. MCI accounted for less than 1% of our net revenue for the years ended June 30, 2005, 2004, and 2003, respectively.

On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. As of June 30, 2005, Alcatel and Corning owned shares of Avanex common stock representing approximately 19.52% and 8.89%, respectively, of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provided certain administrative and other transitional services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	June 30,
	2005	2004
Related party transactions
Sales to related parties	$55,127	$32,181
Direct material purchases from related parties	$10,202	$27,706
Administrative and transitional services purchased from related parties	$5,891	$6,851
Royalty income	483	494

Amounts due from and due to related parties (in thousands):

	June 30,
	2005	2004
Due from related parties
Total receivables	$15,357	$14,599
Receivables originating at date of acquisition of related parties, included in above	$2,976	$12,200
Due to related parties	$1,549	$2,609

Receivables due from related parties originating at the date of acquisition are amounts owed by Alcatel contractually payable to the Company subsequent to the original transaction. Additionally, amounts are due from Corning related to warranty repairs of optical products sold by Corning prior to the acquisition.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Commitments and Contingencies

Operating Leases

In September 1999 and April 2000, the Company entered into operating leases for a corporate headquarters and manufacturing facility. Upon the expiration of each lease in October 2009 and April 2010, the Company has an option to extend the respective lease term for an additional five-year period. In July 2004, the Company assumed certain operating leases in Europe in connection with its acquisitions. The Company also has an operating lease for certain facilities in Newark, California which the Company no longer occupies, the remaining lease obligation of which is included in accrued restructuring costs.

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of June 30, 2005 are as follows (in thousands):

	Total Cash Obligation	Amount Included in Accrued Restructuring Liability	Future Expense
Years ending June 30,
2006	$6,685	$(2,548)	$4,137
2007	5,965	(2,650)	3,315
2008	5,080	(2,753)	2,327
2009	5,143	(2,860)	2,283
2010	4,565	(3,084)	1,481
Remaining years	2,954	(997)	1,957

Total minimum lease payments	$30,392	$(14,892)	$15,500

Amounts shown in the above table are net of sublease income. The Company’s rental expense under operating leases was approximately $7,509,000, $5,456,000 and $2,696,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Contingencies

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the court granted in

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

part and denied in part in an order dated February 19, 2003. The court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the court. On August 31, 2005, the court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

Note 10. Pension and Post-Retirement Benefits Other Than Pension Plans

With the acquisition of the optical components business of Alcatel, Avanex assumed a defined benefit pension plan covering the employees in France. The benefit obligation recorded on acquisition (project benefit obligation) was actuarially determined.

In accordance with the Financial Accounting Standards Board Statement No. 132, the Company has analyzed the change in unfunded status between the end of the prior fiscal year and the end of the current fiscal year.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits 2005	Pension Benefits 2004
Change in benefit obligation:
Benefit obligation at the beginning of year	$4,360	$—
Benefit obligation assumed on acquisition at July 31,2003	—	3,230
Service cost	271	177
Interest cost	195	156
Settlement/curtailments	(2,932)	(397)
Actuarial loss/gain	977	1,194

Benefit obligation at the end of year	$2,871	$4,360

Weighted-average assumptions as of June 30:
Discount rate	3.5%	4.5%
Rate of compensation increase	2.5%	2.5%
Expected residual active life	12	13

Amounts recognized in consolidated balance sheets:
Set forth below is a summary of the amounts reflected in the Company’s consolidated balance sheets at the end of the last two fiscal years:
Accumulated benefit obligation	$2,871	$4,360
Unrecognized actuarial gain (loss)	(522)	(688)

Net amount recognized	$2,350	$3,672

Components of net periodic cost:

The Company has developed the net periodic pension cost to be charged to income for the fiscal year ended June 30, 2005. A comparison with the components of net periodic pension cost for the prior period is also shown.

Service cost	$271	$177
Interest cost component	195	156
Amortization of actuarial net loss	3,121	397
Effect of curtailments	(2,932)	(397)

Net periodic benefit cost	$655	$333

Accumulated benefit obligation	$2,105	$3,326

Cash flows:
Contributions
The Company does not expect to contribute to its pension plan in the fiscal year ended June 30, 2006.

Expected benefit payments:
2006	$—
2007	9
2008	—
2009	19
2010	—
2011-2016	513
After 2016	1,984

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit obligations of $2.9 million and $4.4 million are included in other long-term obligations in the consolidated balance sheet at June 30, 2005 and 2004, respectively. The last actuarial valuation of the plan was as of June 30, 2005.

The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on the first day of the month following their hire date with the Company. Under the plan, employees may contribute up to 15% of their pre-tax salaries per year but not more than the statutory limits. The Company contributes 50% of the employee’s contribution up to the first 3% of compensation.

Note 11. Financing Arrangements

Short-term Borrowings

The Company fully repaid and terminated its revolving line of credit with a financial institution during fiscal 2005. At June 30, 2004 the Company had short-term borrowings of $3.7 million against this line. Additionally, the line of credit secured three letters of credit totaling approximately $3.6 million in aggregate relating to certain facility leases. The line bore interest at prime plus 1.25% and, at June 30, 2004, the effective interest rate was 5.25%.

Other Long-term Obligations

On May 19, 2005 the Company closed a private placement of $35 million of the Company’s 8.0% senior secured convertible notes and warrants to purchase common stock. The notes may be converted into shares of the Company’s common stock at the option of the holder prior to the maturity of the notes on May 19, 2008. The conversion price of the notes is $1.21, which represents a premium of approximately 10% over the closing price of the Company’s common stock on May 16, 2005. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants provide holders with the right to purchase up to 8,677,689 shares of common stock and are exercisable during the three-year period ending May 19, 2008 at an exercise price of $1.5125 per share, which represents a premium of approximately 35% over the closing price of the Company’s common stock on May 16, 2005. The conversion price of the notes and the exercise price of the warrants are each subject to adjustment upon specified events, including a broad-based anti-dilution provision that contains a floor price of $1.1375 (subject to adjustment for stock splits, combinations or similar events). The floor price can be eliminated upon receipt of stockholder approval, which the Company is seeking at the 2005 Annual Meeting of Stockholders. Our obligations under the notes are secured by substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non-U.S. subsidiaries.

The Company applied the guidance from Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” in accounting for the notes, the accompanying warrants and the value of the conversion feature. The Company determined that there was no beneficial conversion.

The Company assigned a relative fair value of $3.6 million and $31.4 million to the warrants and notes, respectively, by using a Black-Scholes model and assuming a historic volatility in the Company’s stock price of 79.5% and a contractual term of three years for the life of the instrument. The relative fair value of the warrants increased additional paid-in-capital on the balance sheet at June 30, 2005. Interest expense of $5.6 million was

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prepaid for two years and has been recorded in other assets. In addition, the Company capitalized $1.9 million related to issuance costs associated with the notes that will be amortized as part of interest expense over the term of the notes. The Company reduced additional paid-in-capital by $260,000 related to issuance costs associated with the warrants.

Prior to registration in June 2005 of the shares of common stock that would be received upon exercise of the warrants, the Company accounted for the value of the warrants as a liability in accordance with the interpretive guidance in EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Upon the registration of the shares, the Company realized a gain of $740,000 and reclassified value of the warrants to equity. The consensus has not been finalized.

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan the Company an aggregate principal amount of $865,000 to finance the purchase of SAP software, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 5.2% and the maturity date for the loan is November 28, 2006. The outstanding balance on the loan was $450,000 and $730,000 as of June 30, 2005 and June 30, 2004, respectively.

In February 2001, the Company entered into a loan agreement with a financial institution to borrow $2,269,000 to be used to finance equipment, which is collateral for the outstanding loan under the agreement. The loan, which bore interest at 9.406% was fully repaid as of March 31, 2005, and had an outstanding balance of $126,000 as of June 30, 2004.

Payments due under financing arrangements as of June 30, 2005 are as follows (in thousands):

Years ending June 30,
2006	$313
2007	390
2008	37,567

Total payments	38,270
Less: Amounts representing interest	(2,820)

Present value of net remaining payments	35,450
Less current portion	(296)

Long-term portion	$35,154

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

In connection with the acquisition of the optical components business of Alcatel, the Company assumed additional capital lease obligations totaling $7.4 million as of June 30, 2004 at interest rates ranging from 3.1% to 7.7% with varying maturity dates through fiscal 2010.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payments due under capital lease agreements for equipment as of June 30, 2005 are as follows (in thousands):

Total Cash Obligation
Years ending June 30,
2006	$2,923
2007	2,170
2008	1,334
2009	1,112
2010	734
Remaining years	—

8,273
Less: Amounts representing interest	(612)

Present value of net minimum lease payments	7,661
Less current portion	(2,614)

Long-term portion	$5,047

At June 30, 2005 and 2004, equipment amounting to approximately $17,845,000 and $15,726,000, respectively, was capitalized under capital leases. Related accumulated amortization at June 30, 2005 and 2004 was approximately $17,540,000 and $15,658,000, respectively. The lease agreements are payable in monthly installments through August 2009, bearing interest at rates between 3.1% and 7.7% per annum, and are fully secured by the related equipment.

Note 12. Stockholders’ Equity

Securities Purchase Agreements

In November 2003, the Company entered into a securities purchase agreement pursuant to which investors purchased 6,815,555 shares of the Company’s common stock at a price of $4.63 per share for gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of common stock, the investors were issued rights, which were exercisable for up to an additional 1,363,116 shares of its common stock at $4.63 per share. During fiscal 2004, 193,584 shares of common stock were issued upon the exercise of certain of such rights. The remainder of the rights expired on March 16, 2004.

In February 2004, the Company entered into a securities purchase agreement pursuant to which investors purchased 7,319,761 shares of the Company’s common stock at a price of $5.49 per share for gross proceeds of approximately $40.2 million. Net proceeds from this transaction amounted to approximately $38.7 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of common stock, the investors were issued rights that were exercisable for up to an additional 1,463,954 shares of the Company’s common stock at $5.49 per share, none of which were exercised. These rights expired on June 9, 2004.

Stock Option and Stock Rights Plans

The Company adopted the 1998 Stock Plan (the “Option Plan”), under which officers, employees, directors, and consultants may be granted options to purchase shares of the Company’s common stock. The Option Plan

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permits options to be granted at an exercise price of not less than the fair value on the date of grant as determined by the Board of Directors. Options are generally granted with ten-year terms and four-year vesting periods.

The authorized shares under the Option Plan automatically increase each July 1 by an amount equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 8,807,483 shares of the Company’s common stock have been reserved for future issuance under the Option Plan as of June 30, 2005.

In January 2000, the Company adopted the 1999 Director Option Plan (the “Director Plan”). Non-employee directors are entitled to participate in the Director Plan. The Director Plan generally provides for an automatic initial grant of an option to purchase 40,000 shares of Avanex common stock to each non-employee director on the date when a person first becomes a non-employee director. After the initial grant, each non-employee director will automatically be granted subsequent options to purchase 20,000 shares of the Company’s common stock each year on the date of the Company’s annual stockholders’ meeting. Grants generally shall have a term of 10 years. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. Each subsequent option grant will fully vest on the anniversary of its date of grant. The exercise price of all options will be the fair market value per share of Avanex common stock on the date of grant.

The Director Plan also provides for automatic annual increases each July 1, by an amount equal to the lesser of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 600,000 shares of the Company’s common stock have been reserved for future issuance under the Director Plan as of June 30, 2005.

Stock option activity under the Option Plans and the Director Plan is as follows:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance at June 30, 2002	12,697,148	$11.38
Options granted	3,892,545	0.92
Options exercised	(748,887)	0.34
Options canceled	(6,920,751)	10.35

Balance at June 30, 2003	8,920,055	8.54
Options granted	10,614,136	3.84
Options exercised	(715,730)	1.81
Options canceled	(1,526,898)	4.12

Balance at June 30, 2004	17,291,563	6.33
Options granted	7,565,950	2.18
Options exercised	(611,517)	0.75
Options canceled	(4,595,079)	5.59

Balance at June 30, 2005	19,650,917	$5.08

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Outstanding		Exercisable
Range of Exercise Prices	Number of Shares As of June 30, 2005	Weighted-Average Remaining Contractural Life (in years)	Weighted- Average Exercise Price	Number of Shares As of June 30, 2005	Weighted- Average Exercise Price
$0.03 – $ 0.78	352,841	7.19	$0.72	253,462	$0.71
$0.80 – $ 2.45	5,467,235	8.85	1.44	1,359,271	1.36
$2.60 – $ 3.34	3,795,201	8.95	2.69	3,795,201	2.69
$3.42 – $ 4.32	3,920,865	8.13	3.70	3,920,865	3.70
$4.39 – $ 4.89	2,388,837	8.21	4.50	2,388,837	4.50
$4.90 – $142.00	3,725,938	6.23	15.09	3,725,938	15.09

	19,650,917			15,443,574

Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions give the Company the right to repurchase the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and 1/48 per month thereafter. There were no share purchase rights issued in the years ended June 30, 2005, 2004 and 2003. As of June 30, 2005 there were no shares subject to repurchase. For the year ended June 30, 2003, the Company repurchased 1,098,784 under the Option Plan. No shares were repurchased for the years ended June 30, 2004 and 2005.

The weighted-average fair value of stock options granted during fiscal 2005, 2004 and 2003 was $1.84, $2.61 and $0.74, respectively.

For the years ended June 30, 2005, 2004, and 2003, the Company recorded deferred stock compensation of $0, $643,000, and $0, respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such stock options were granted. The fair value of stock options granted was based on the actual stock closing price on the day previous to the date of grant. For the years ended June 30, 2005, 2004 and 2003, the Company recorded amortization (recovery) of deferred stock compensation of $243,000, $875,000 and $(385,000), respectively. At June 30, 2005, the Company had $353,000 of remaining unamortized deferred compensation. Such amount is included as a reduction of stockholders’ equity and is being amortized over the vesting period.

On June 28, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.60 per share previously awarded to its employees, including its executive officers, under Avanex’s 1998 Stock Plan. The acceleration of vesting was effective for stock options outstanding as of June 28, 2005. Options to purchase approximately 5.9 million shares of common stock or 38% of Avanex’s outstanding unvested options (of which options to purchase approximately 900,000 shares or 6% of Avanex’s outstanding unvested options were held by executive officers) and were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was $3.56.

1999 Employee Stock Purchase Plan

In January 2000, the Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) for its employees. The Stock Purchase Plan permits participants to purchase the Company’s common stock through payroll deductions of up to 10% of the participant’s compensation. The maximum number of

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares a participant may purchase during each offering period is 3,000 shares. The price of common stock purchases will be 85% of the lower of the fair market value at the beginning of the offering period and the ending of the offering period.

The Stock Purchase Plan provides for automatic annual increases each July 1, to shares reserved for issuance by an amount equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 1,869,058 shares of the Company’s common stock have been reserved for future issuance under the Stock Purchase Plan as of June 30, 2005.

Shares Reserved

Common stock reserved for future issuance is as follows:

June 30, 2005
Stock Options:
Options outstanding	19,650,917
Reserved for future grants	9,734,469
Employee stock purchase plan	1,869,058
Warrants	10,473,227
Conversion of senior secured notes	34,710,744

Total common stock reserved for future issuance	76,438,415

Common stock reserved for future issuance upon the exercise of warrants is calculated as follows:

•	10,413,227 shares reserved in relation to our senior convertible notes agreement, which requires reserves equal to 120% of the 8,677,689 shares issuable upon exercise of the warrants.

•	60,000 shares issuable upon the exercise of warrants that we previously granted to our landlord.

Common stock reserved in relation to conversion of the senior secured notes is per the note agreement, which requires reserves equal to 120% of the number of shares in which the $35 million note is convertible at $1.21 per share.

Note 13. Income Taxes

There has been no provision for U.S. federal, U.S. state or foreign income taxes for any annual period as the Company has incurred operating losses since inception for all jurisdictions.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended June 30,
	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforwards	$148,960	$89,110
Tax credit carryforwards	5,047	4,074
Inventory reserves	8,715	8,251
Restructuring charges	7,080	8,522
Other	6,852	6,351
Goodwill	(445)	(227)

Total deferred tax assets (liabilities)	$176,209	$116,081

Valuation allowance	(176,209)	(116,081)

Net deferred tax assets (liabilities)	$—	$—

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $60 million, $40 million, and $13 million in the years ended June 30, 2005, 2004 and 2003, respectively.

Deferred tax assets related to net operating loss carryforwards at June 30, 2005 include approximately $15.0 million associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders’ equity.

As of June 30, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $236,300,000 which expire beginning in the year 2012 through 2025. The Company also has foreign net operating loss carryforwards of approximately $184,220,000 which expire beginning in the year 2009. The Company also has state net operating loss carryforwards of approximately $162,500,000 which expire beginning in the year 2006. The Company also has federal and state research and development tax credits of $2,689,000 and $2,820,000. The federal research credits will begin to expire in the year 2013 through 2024 and the state research credits have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

We have not provided for US Federal income taxes of non-US subsidiaries undistributed earnings, if any, because such earnings are intended to be indefinitely reinvested in the operations outside of the United States.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Market Sales, Export Sales, Significant Customers, and Concentration of Supply

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

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews the Company’s financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment, to manufacture and market photonic solutions, and accordingly has provided only the required enterprise wide disclosures. The Company has adopted a matrix management organizational structure whereby management of worldwide activities is on a functional basis.

Customers who represented 10% or more of our net revenue or accounts receivable were as follows:

	Percentage of Net Revenue			Percent of Accounts Receivable at June 30,
Customer	2005	2004	2003	2005	2004
Alcatel	34%	30%	*	30%	23%
Cisco Systems	*	20%	57%	*	*
Ciena	*	11%	*	*	*
Sorrento	*	*	12%	*	*

Total	34%	61%	69%	30%	23%

* less than 10%

Revenues by geographical area were as follows (in thousands):

	Years Ended June 30,
Net Revenue	2005	2004	2003
U.S.	$61,973	$51,988	$17,584
Non-U.S.	98,722	54,944	3,832

	$160,695	$106,932	$21,416

Long-lived assets by geographical area were as follows (in thousands):

	Years Ended June 30,
Long-lived Assets	2005	2004
Property, plant and equipment
U.S.	$3,959	$4,459
Non-U.S.	4,653	9,518

	$8,612	$13,977

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Quarterly Financial Data (Unaudited)

	Jun 30, 2005	Mar 31, 2005	Dec 31, 2004	Sep 30, 2004	Jun 30, 2004	Mar 31, 2004	Dec 31, 2003	Sep 30, 2003
			(In thousands except per share data)
				(Unaudited)
Consolidated Statement of Operations Data:
Net revenue	$42,712	$40,317	$41,868	$35,798	$31,869	$30,104	$26,941	$18,018
Cost of revenue	42,826	41,386	44,305	36,741	37,064	36,281	34,141	25,773

Gross loss	(114)	(1,069)	(2,437)	(943)	(5,195)	(6,177)	(7,200)	(7,755)
Operating expenses:
Research and development	8,179	8,663	8,036	8,246	10,594	10,764	12,580	8,169
Sales and marketing	3,747	4,163	4,512	4,381	5,020	5,194	4,560	5,034
General and administrative	4,327	4,386	3,910	4,835	4,880	7,830	6,268	5,268
Amortization of intangibles	2,000	1,242	1,242	1,239	1,271	1,267	1,309	726
Restructuring costs (recovery)	21,229	14	5,441	2,588	(4,792)	9,103	(377)	(155)
(Gain)/loss on disposal of property and equipment	36	(410)	(1,476)	—	—	—	—	—
Merger costs	—	—	136	164	472	—	—	—

Total operating expenses	39,518	18,058	21,801	21,453	17,445	34,158	24,340	19,042

Loss from operations	(39,632)	(19,127)	(24,238)	(22,396)	(22,640)	(40,335)	(31,540)	(26,797)
Interest and other (expense) income, net	(3,180)	241	(113)	74	1,020	569	771	939

Loss from continuing operations before discontinued operations	(42,812)	(18,886)	(24,351)	(22,322)	(21,620)	(39,766)	(30,769)	(25,858)
Loss from discontinued operations	—	—	—	—	—	(1,265)	(2,735)	(2,054)

Net loss	$(42,812)	$(18,886)	$(24,351)	$(22,322)	$(21,620)	$(41,031)	$(33,504)	$(27,912)

Loss per share from continuing operations before discontinued operations	$(0.30)	$(0.13)	$(0.17)	$(0.16)	$(0.15)	$(0.29)	$(0.23)	$(0.24)
Loss per share from discontinued operations	$—	$—	$—	$—	$—	$(0.01)	$(0.02)	$(0.02)

Basic and diluted net loss per share	$(0.30)	$(0.13)	$(0.17)	$(0.16)	$(0.15)	$(0.29)	$(0.25)	$(0.26)

Basic and diluted shares outstanding	144,822	144,468	144,079	143,644	143,276	139,372	131,879	107,716

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005.

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005 because of the material weaknesses discussed below.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment identified the following control deficiencies that constitute material weaknesses, as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1. Inadequate company-level controls. We did not maintain effective company-level controls as defined in the COSO framework. Specifically,

•	We had insufficient technical accounting expertise to record complex transactions in accordance with U.S. GAAP. This resulted in errors in the accounting of our pension plan and the recently issued 8.0% senior secured convertible notes due 2008. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	During fiscal 2005, we had very high employee turnover in the accounting department. This has resulted in a lack of familiarity with historical accounting entries, especially around purchase accounting; and

•	During the fiscal 2005 year-end close process, there were a significant number of late post-close journal entries that cast doubt on the robustness of the internal controls over the accounting close process.

These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

2. Inadequate controls at our subsidiary location in Nozay, France. Specifically, there was:

•	No evidence of management review of the monthly financial statements;

•	No evidence of review of journal entries;

•	No management oversight over the outsourced inventory management system;

•	No evidence of management approval for the return of goods;

•	No evidence of management review of wire transfers;

•	Inadequate restricted system access to the accounting system;

•	No evidence of review and approval of any customer credits;

•	No evidence of management review of certain balance sheet and income statement reconciliations;

•	No evidence of management review of a number of inventory and production activities including standard costs, production/inventory activities, variances and receiving; and

•	No evidence of approval of customer credits or ongoing analysis of credit limits.

These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

We intend to de-emphasize activities at our Nozay, France location in fiscal 2006, which will substantially eliminate most shipping and receiving activities at that location. This, in turn, will change the requirements for our internal control over financial reporting at this location. We intend to remediate our internal control over financial reporting at this location as appropriate for the restructured site during fiscal 2006.

3. Inadequate review procedures over journal entries. Journal entries were not always independently or adequately reviewed. This resulted in errors being recorded in our financial statements that were detected by management very late in the close process or that resulted in audit adjustments. These errors included the incorrect classification of investments and errors in the restructuring accrual.

This deficiency resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

4. Inadequate controls over the disbursement of funds. Specifically, wire transfers from our operating cash and investment accounts were made with inadequate approvals, and a check that had not been signed was mailed to and cashed by the vendor.

These weaknesses increase the likelihood that unauthorized disbursements could occur and not be detected in a timely manner. This deficiency resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

5. Inadequate controls over inventory. Specifically, commitments to purchase inventory were made with inadequate approvals, and the review of purchase orders did not follow established policy.

This weakness increases the likelihood that unauthorized disbursements could occur and not be detected in a timely manner. This deficiency resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

6. Inadequate controls over income tax provision. Specifically, the Company did not effectively review the income tax provision and related disclosures, which resulted in adjustments being made to the tax computation and related disclosures in the notes to the financial statements.

This deficiency increases the likelihood that a material misstatement in the tax computation and related disclosures would not be prevented or detected.

7. Inadequate management review and reconciliation of output from the outsourced stock option administration organization. Specifically, the Company did not systematically review reports from the outsourced stock option administrator regarding stock transactions.

This weakness increases the likelihood that significant transactions could be processed erroneously or incorrectly, that would not be identified in a timely manner. This deficiency resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Because of the material weaknesses described above, management concluded that, as of June 30, 2005, our internal control over financial reporting was not effective based on the COSO criteria.

Deloitte and Touche LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting. Deloitte and Touche LLP issued an audit report thereon, which is included beginning on page 47 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Our management is treating these material weaknesses very seriously and has undertaken or intends to undertake the following actions to remediate them:

•	We have retained experienced consultants to evaluate the accounting close process, to make recommendations to strengthen the design and implementation of our internal controls and to provide the necessary technical and management expertise;

•	We intend to reduce our reliance on temporary consultants by hiring permanent staff with the requisite technical accounting skills, especially in the areas of corporate accounting and external financial reporting. The hiring of permanent staff will provide the necessary stability required for an effective control environment;

•	We intend to de-emphasize our activities at Nozay, France in fiscal 2006. The restructuring of Nozay, France will substantially eliminate most shipping and receiving activities. This, in turn, will change the requirements for many financial controls. We intend to design and implement financial controls appropriate for the restructured site during fiscal 2006;

•	We intend to design and implement more rigorous controls over the preparation and review of our income tax provision and disclosures;

•	We intend to design and implement more rigorous controls over our stock option administration;

•	We intend to design and implement more rigorous review procedures over journal entries;

•	We intend to design and implement more rigorous controls over the disbursement of funds to ensure that we follow our written disbursements policy; and

•	We intend to design and implement more rigorous controls over the purchase of inventory to ensure that we follow our policy.

These changes are part of our overall program which management intends to complete by June 30, 2006.

During the fiscal quarter ended June 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Brian Kinard and Avanex entered into a Separation Agreement and Release dated June 23, 2005, whereby Mr. Kinard, Avanex’s former General Counsel and Vice President, Legal Affairs, received a lump sum payment of $36,000. Linda Reddick and Avanex entered into a Separation Agreement and Release dated July 7, 2005, whereby Ms. Reddick, Avanex’s former Vice President, Corporate Controller, received a lump sum payment of $95,000. David Parker and Avanex entered into a Transition Agreement and Release dated as of August 14, 2005 whereby Mr. Parker, Avanex’s former Vice President, Subsystems Solutions, will resign as an officer and employee of Avanex on September 30, 2005. Pursuant to the agreement, Mr. Parker will receive a lump sum payment of $90,000.

On June 28, 2005, the Board of Directors of Avanex approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.60 per share previously awarded to its employees, including its executive officers, under Avanex’s 1998 Stock Plan. The acceleration of vesting was effective for stock options outstanding as of June 28, 2005. Options to purchase approximately 5.9 million shares of common stock or 38% of Avanex’s outstanding unvested options (of which options to purchase approximately 900,000 shares or 6% of Avanex’s outstanding unvested options were held by executive officers) are subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was $3.56.

On June 28, 2005, the Board of Directors of Avanex also adopted a severance policy, effective July 1, 2005, whereby (i) each senior vice president who is terminated without cause shall be entitled to receive the equivalent of his or her base salary, less applicable withholding, for a period of twelve (12) months from the date of his or her termination, and (ii) each vice president who is terminated without cause shall be entitled to receive the equivalent of his or her base salary, less applicable withholding, for a period of six (6) months from the date of his or her termination.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal One—Election of Directors—Corporate Governance Matters—Code of Conduct” in our Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Proposal One—Election of Directors—Director Compensation” and “Executive Compensation” in the Proxy Statement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Proposal Four—Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) Index to Financial Statements

The Financial Statements required by this item are submitted in Part II, Item 8 of this Annual Report.

(2) Financial Statements Schedules

The following financial statement schedule of Avanex Corporation for each of the past three years in the period ended June 30, 2005 should be read in conjunction with the Consolidated Financial Statements of Avanex Corporation.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Recoveries) Write-Offs (1)	Balance at End of Period
Year ended June 30, 2003	$920,000	82,000	524,000	$478,000
Year ended June 30, 2004	$478,000	1,005,000	—	$1,483,000
Year ended June 30, 2005	$1,483,000	573,000	64,000	$1,992,000

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

(c) Financial Statement Schedule

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/S/ JO S. MAJOR, JR.
Jo S. Major, Jr.
President, Chief Executive Officer and Chairman of the Board of Directors
(Duly Authorized Officer and Principal Executive Officer)
Date:	September 28, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jo S. Major, Jr. and Tony Riley, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JO S. MAJOR, JR. Jo S. Major, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 28, 2005

/S/ TONY RILEY Tony Riley	Acting Chief Financial Officer (principal financial and accounting officer)	September 28, 2005

/S/ VINTON CERF Vinton Cerf	Director	September 28, 2005

/S/ GREG DOUGHERTY Greg Dougherty	Director	September 28, 2005

/S/ JOSEPH A. MILLER, JR. Joseph A. Miller, Jr.	Director	September 28, 2005

/S/ TODD BROOKS Todd Brooks	Director	September 28, 2005

/S/ JOEL A. SMITH III Joel A. Smith III	Director	September 28, 2005

/S/ SUSAN WANG Susan Wang	Director	September 28, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Acquisition and Asset Purchase Agreement, dated as of May 12, 2003, by and between Avanex Corporation, Alcatel and Corning Incorporated (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2003).

3.1	Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Avanex Corporation (which is incorporated herein by reference to Exhibit 3.4 of the Registrant’s Form 8-A filed on August 24, 2001).

3.3	Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

4.3	Preferred Stock Rights Agreement, dated as of July 26, 2001, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form 8-A filed on August 24, 2001).

4.4	First Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/A filed on March 28, 2002).

4.5	Second Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/A filed on May 30, 2003).

4.6	Third Amendment to the Preferred Stock Rights Agreement dated as of May 16, 2005, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.7	Form of Senior Secured Convertible Note, dated as of May 19, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

4.8	Form of Warrant, dated as of May 19, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.1*	Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.2*	1998 Stock Plan, as amended July 26, 2005 (filed herewith).

10.3*	Forms of agreement under 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

10.4*	1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.5*	1999 Director Option Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

Exhibit Number	Description
10.6*	Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.7*

Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form

10-K filed on September 20, 2002).

10.8*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form
10-K filed on September 26, 2003).

10.9*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.10*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.11*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

10.12*	Employment Agreement between Jo. S. Major Jr. and the Registrant dated as of August 18, 2004 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.13*	Amendment No. 1 to Employment Agreement between Jo. S. Major Jr. and the Registrant dated as of November 1, 2004 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.14*	Consulting Agreement between Walter Alessandrini and the Registrant effective as of November 22, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

10.15*	Offer of Employment between Giovanni Barbarossa and the Registrant dated November 20, 2002 (which is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed on September 13, 2004).

10.16††*	Settlement Agreement between Philippe Bregi and the Registrant dated August 24, 2004 (filed herewith).

10.17*	Separation Agreement and Release between Brian Kinard and the Registrant dated June 23, 2005 (filed herewith).

10.18*	Offer of Employment between Paul Negus and the Registrant dated October 8, 2002 (filed herewith).

10.19*	Offer of Employment between Jaime Reloj and the Registrant dated October 25, 2002 (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on September 13, 2004).

10.20*	Offer of Employment between Yves LeMaitre and the Registrant dated May 25, 2005 (filed herewith).

10.21*	Offer of Employment between Tony Riley and the Registrant dated September 20, 2005 (filed herewith).

10.22*	Description of Executive Cash Bonus Plan (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

Exhibit Number	Description
10.23*	Description of Performance Recognition Reward Program (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

10.24*	Description of Fiscal 2006 Incentive Bonus Plan (filed herewith).

10.25*	Description of Sales Compensation Plan (filed herewith).

10.26*	Description of Non-Employee Director Restricted Stock Awards (filed herewith).

10.27*	Description of Severance Policy (filed herewith).

10.28	Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.29	Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

10.30	Lease Agreement between GAL-LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form
10-Q filed on November 15, 2000).

10.31†	Agreement of Sublease between Corning Property Management Corporation and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.32	Consent and Assignment and Assumption of Lease Agreement between Pirelli S.p.A, Corning Incorporated, Corning O.T.I. S.r.L., and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.33	Lease Agreement between Pirelli S.p.A, and Avanex Corporation as successor in interest to Corning O.T.I. S.r.L. effective as of January 1, 2003 (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.34	Commercial Lease between Société Immobiliére Villarceaux-Nozay and Avanex France dated as of August 1, 2003 (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.35	Stockholders’ Agreement between Avanex Corporation, Alcatel and Corning Incorporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.36†	Intellectual Property Rights Agreement between Corning Incorporated and Avanex Corporation Relating to Photonics dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.37	Intellectual Property License Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.38†	Supply Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

Exhibit Number	Description
10.39†	Frame Purchase Agreement for Opto Electronic Components between Avanex Corporation and Alcatel dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.40	Securities Purchase Agreement dated as of May 16, 2005 between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report filed on May 17, 2005).

10.41	Registration Rights Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.42	Form of Pledge Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.43	Form of Security Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.44	Form of Guaranty, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of September 23, 2004 (which is incorporated herein by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed September 23, 2004).

16.2	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of November 15, 2004 (which is incorporated herein by reference to Exhibit 16.2 of the Registrant’s Current Report on Form 8-K/A filed November 15, 2004).

21.1	List of subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
*	Indicates management contract or compensatory plan or arrangement.