Form 10-Q
period 2005-09-30
AVANEX CORP
filed 2005-11-14
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 145,469,013 shares of the Company’s Common Stock, par value $.001 per share, outstanding on November 9, 2005.

AVANEX CORPORATION

FORM 10-Q

2 of 48

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,104	$26,811
Restricted cash and investments	8,165	8,165
Short-term investments	30,891	38,929
Accounts receivable (net of allowance for doubtful accounts of $2,235 and $1,992 at September 30, 2005 and June 30, 2005, respectively)	20,871	22,788
Inventories	32,785	36,014
Due from related parties	13,029	15,357
Other current assets	20,860	20,645

Total current assets	141,705	168,709
Property and equipment, net	7,576	8,612
Intangibles, net	6,920	8,686
Goodwill	9,408	9,408
Other assets	4,118	4,241

Total assets	$169,727	$199,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,662	$28,251
Accrued compensation and related expenses	8,857	10,741
Accrued warranty	5,243	5,268
Due to related parties	1,910	1,549
Other accrued expenses and deferred revenue	9,039	12,230
Current portion of long-term obligations	3,249	2,910
Current portion of accrued restructuring	22,548	32,040

Total current liabilities	80,508	92,989

Long-term liabilities:
Accrued restructuring	13,268	14,137
Long-term convertible note	30,052	29,408
Other long-term obligations	8,346	9,374

Total liabilities	132,174	145,908

Commitments and contingencies	—	—

Stockholders’ equity:

Common stock, $0.001 par value, 300,000,000 shares authorized; 145,468,388 and 144,939,807 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	145	145
Additional paid-in capital	668,385	667,923
Deferred compensation	—	(353)
Accumulated other comprehensive income	5,391	5,478
Accumulated deficit	(636,368)	(619,445)

Total stockholders’ equity	37,553	53,748

Total liabilities and stockholders’ equity	$169,727	$199,656

See accompanying notes.

3 of 48

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net revenue:
Third parties	$27,911	$23,117
Related parties	13,322	12,681

Total net revenue	41,233	35,798
Cost of revenue:
Cost of sales except for direct material purchases from related parties*	37,619	33,242
Direct material purchases from related parties	1,488	3,499

Total cost of revenue	39,107	36,741

Gross profit (loss)	2,126	(943)

Operating expenses:
Research and development*	7,127	8,246
Sales and marketing*	3,788	4,381
General and administrative:
Third parties*	3,736	3,909
Related parties	1,545	1,090
Amortization of intangibles	1,765	1,239
Restructuring*	40	2,588

Total operating expenses	18,001	21,453

Loss from operations	(15,875)	(22,396)
Interest and other income	551	744
Interest and other expense	(1,599)	(670)

Net loss	$(16,923)	$(22,322)

Basic and diluted net loss per common share	$(0.12)	$(0.16)

Weighted-average number of shares used in computing basic and diluted net loss per common share	145,182	143,644

*	Effective July 1, 2005, Avanex adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) (SFAS 123R), “Share-based Payments,” using the modified prospective method to value its share-based payments. Accordingly, for the three months ended September 30, 2005, stock compensation was accounted under SFAS 123R while for the three months ended September 30, 2004, stock compensation was accounted under Accounting Principles Board (APB), opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” See Note 2 – Share-based Payments. The amounts in the Condensed Consolidated Statements of Operations above include stock compensation as follows:

	Three Months Ended September 30,
	2005	2004
Research and development	$115	$68
Sales and marketing	34	15
General and administrative	282	—
Restructuring	11	—

Total stock-based compensation	$442	$83

Comprehensive loss for the three months ended September 30, 2005 and 2004 was as follows, in thousands:

	Three Months Ended September 30,
	2005	2004
Net loss	$(16,923)	$(22,322)
Foreign currency (loss) gain	(145)	49
Unrealized gain on short-term investments	58	—

	$(17,010)	$(22,273)

See accompanying notes.

4 of 48

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(16,923)	$(22,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	7	—
Depreciation	2,178	2,519
Amortization of intangibles	1,765	1,239
Share-based payments expense	442	83
Provision for doubtful accounts and sales returns	251	6
Write-down of excess and obsolete inventory	2,009	123
Changes in operating assets and liabilities:
Accounts receivable	1,622	(1,771)
Inventories	1,202	(496)
Other current assets	434	(6,197)
Other assets	120	836
Due to/from related parties	2,690	(3,227)
Accounts payable	1,439	3,085
Accrued compensation	(1,997)	1,315
Accrued restructuring	(10,358)	(4,424)
Warranty	(17)	(243)
Other accrued expenses and deferred revenue	(2,992)	360

Net cash used in operating activities	(18,128)	(29,114)

INVESTING ACTIVITIES:
Purchases of investments	(50)	(15,910)
Maturities of investments	8,088	41,514
Purchases of property and equipment	(1,172)	(1,814)
Proceeds from sale of property and equipment	28	—

Net cash provided by investing activities	6,894	23,790

FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(718)	(1,023)
Proceeds from short-term borrowings	—	23,768
Payments on short-term borrowings	—	(23,700)
Proceeds from issuance of common stock, net of repurchases	373	564

Net cash used in financing activities	(345)	(391)

Effect of exchange rate changes on cash	(128)	326

Net decrease in cash and cash equivalents	(11,707)	(5,389)
Cash and cash equivalents at beginning of period	26,811	21,637

Cash and cash equivalents at end of period	$15,104	$16,248

Supplemental Information:
Cash paid during the period for interest expense	$41	$246

See accompanying notes.

5 of 48

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005, and for the three months ended September 30, 2005 and 2004 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2005, the consolidated operating results for the three months ended September 30, 2005 and 2004, and the consolidated cash flows for the three months ended September 30, 2005 and 2004. The consolidated results of operations for the three months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2005 contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2005.

During the three months ended September 30, 2005 and 2004, the Company incurred net losses of $16.9 million and $22.3 million, respectively, and its balance of cash, cash equivalents and unrestricted short and long-term investments declined from $65.7 million at June 30, 2005 to $46.0 million at September 30, 2005. These factors cast substantial uncertainty on the Company’s ability to continue as an ongoing enterprise for a reasonable period of time. The Company’s ability to continue as an ongoing enterprise in its current configuration is dependent on its improving operational cash flow and securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as an ongoing enterprise.

Management believes that it will be able to improve the Company’s operating performance in fiscal 2006 as we begin to realize savings resulting from our restructuring efforts, which have significantly reduced our workforce. Furthermore, the continued transfer and centralization of our manufacturing operations to lower-cost geographic regions such as Bangkok, Thailand, should reduce our overall costs and the portion of costs that are fixed.

2. Stock Compensation

Stock-Based Benefit Plans

1998 Stock Plan – The Company adopted the 1998 Stock Plan (the “Option Plan”), under which officers, employees, directors, and consultants may be granted options to purchase shares of the Company’s common stock. The Option Plan permits options to be granted at an exercise price of not less than the fair value on the date of grant as determined by the Board of Directors. Options are generally granted with ten-year terms and four-year vesting periods. The authorized shares under the Option Plan automatically increase each July 1 by an amount equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors. During the three months ended September 30, 2005, options to purchase 666,000 common shares were granted under this plan. The authorized shares under the Option Plan automatically increase each July 1 by an amount equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 15,534,756 shares of the Company’s common stock were available for future issuance under the Option Plan as of September 30, 2005.

1999 Director Option Plan – In January 2000, the Company adopted the 1999 Director Option Plan (the “Director Plan”). Non-employee directors are entitled to participate in the Director Plan. The Director Plan generally provides for an automatic initial grant of an option to purchase 40,000 shares of Avanex common stock to each non-employee director on the date when a person first becomes a non-employee director. After the initial grant, each non-employee director will automatically be granted subsequent options to purchase 20,000 shares of the Company’s common stock each year on the date of the Company’s annual stockholders’ meeting. Grants generally shall have a term of 10 years. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. Each subsequent option grant will fully vest on the anniversary of its date of grant. The exercise price of all options will be the fair market value per share of Avanex common stock on the date of grant. The Director Plan also provides for automatic annual increases each July 1, by an amount equal to the lesser of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. During the three months ended September 30, 2005, no options to purchase common shares were granted under this share option plan. A total of 760,000 shares of the Company’s common stock were available for future issuance under the Director Plan as of September 30, 2005.

1999 Employee Stock Purchase Plan – In January 2000, the Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) for its employees. The Stock Purchase Plan permits participants to purchase the Company’s common stock through payroll deductions of up to 10% of the participant’s compensation. The maximum number of shares a participant may purchase during each offering period is 3,000 shares. The price of common stock purchases will be 85% of the lower of the fair market value at the beginning of the offering period and the ending of the offering period. The ESPP has a two-year offering period with four six-month purchase periods. The Stock Purchase Plan provides for automatic annual increases each July 1, to shares reserved for issuance by an amount equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 2,237,226 shares of the Company’s common stock were available for future issuance under the Stock Purchase Plan as of September 30, 2005.

Adoption of SFAS 123R

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to July 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Our deferred stock compensation balance of $353,000 as of June 30, 2005, which was accounted for under APB 25, was reclassified as a reduction of our additional paid-in-capital upon the adoption of SFAS 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R was not material, because amortization of options granted prior to adoption was based on the single-option approach.

6 of 48

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the Staff Accounting Bulletin 107 simplified method.

Expected Volatility—The fair value of stock based payments made prior to July 1, 2005 were based on the Black-Scholes valuation method with a volatility factor based on the Company’s stock price history. Commencing in the three months ended September 30, 2005, the Company’s volatility factor was estimated using its own stock price history and management’s forecast.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

Fair Value—The fair value of the Company’s stock options granted to employees for the three months ended September 30, 2005 and September 30, 2004 was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,
	2005	2004
Option Plan Shares
Expected term (in years)	7	3.9
Volatility	0.70	1.21
Expected dividend	0%	0%
Risk-free interest rate	4.2%	3.1%
Estimated forfeitures	20%	—
Weighted-average fair value	$0.66	$1.90

ESPP Shares
Expected term (in years)	—	0.5
Volatility	—	0.82
Expected dividend	—	0%
Risk-free interest rate	—	1.2%
Estimated forfeitures	—	—
Weighted-average fair value	—	$2.05

Stock Compensation Expense

Under the provisions of SFAS 123R, we recorded $442,000 of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended September 30, 2005. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R.

At September 30, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $178,000, net of estimated forfeitures of $254,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.9 years and will be adjusted for subsequent changes in estimated forfeitures.

7 of 48

The amortization of stock compensation under SFAS 123R for the period after our July 1, 2005 adoption is based on the single-option approach.

Stock Option Activity

The company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Avanex’s stock option plans:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2005	19,650,917	$5.08
Granted	666,000	0.95
Exercised	(146,749)	0.75
Forfeitures and cancellations	(1,403,273)	3.22

Outstanding at September 30, 2005	18,766,895	$5.10	7.9	$207

Vested and expected to vest at September 30, 2005	15,095,179	$6.02		$128

Exercisable at September 30, 2005	15,095,179	$6.02		$128

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1.7 million options that were in-the-money at September 30, 2005. During the three months ended September 30, 2005 and October 1, 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $21,000 and $304,000, respectively, determined as of the date of option exercise.

ESPP Information

In connection with the ESPP, on August 16, 2005, 381,832 shares were issued at a weighted-average purchase price per share of $0.80. During the three months ended September 30, 2005 and September 30, 2004, the aggregate intrinsic value of options exercised under the Company’s ESPP was $54,000 and $385,000, respectively.

Pro-forma Disclosures

FAS 123R requires us to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per-share data):

Three Months Ended September 30, 2004
Net loss, as reported	$(22,322)
Stock-based employee compensation expense included in reported net loss	83
Total stock-based employee compensation expense determined under fair value based methods for all awards	(6,299)

Pro forma net loss	$(28,538)

Basic and diluted net loss per common share:
As reported	$(0.16)

Pro forma	$(0.20)

3. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Inventories consisted of the following (in thousands):

	September 30, 2005	June 30, 2005
Raw materials	$18,017	$20,199
Work-in-process	4,003	5,208
Finished goods	10,765	10,607

	$32,785	$36,014

In the first three months of fiscal 2006 and 2005, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $2.0 million and $123,000, respectively. In the first three months of fiscal 2006, the write-down was primarily due to lower than expected demand for certain products and excess inventory that is no longer manufactured internally and that is not required by the contract manufacturer. Management does not believe it could sell or use this inventory in the future. Actual results may differ from such forecasts.

4. Goodwill and Other Intangible Assets

The following table reflects other intangible assets subject to amortization as of the date indicated (in thousands) :

	September 30, 2005	June 30, 2005
Purchased technology	$16,165	$16,165
Supply agreement	1,838	1,838
Other	882	882

	18,885	18,885
Less accumulated amortization	(11,965)	(10,199)

	$6,920	$8,686

8 of 48

The estimated future amortization expense as of September 30, 2005 is as follows (in thousands):

Fiscal Year	Amount
2006 (remaining nine months)	$3,685
2007	2,681
2008	553

$6,920

Goodwill represents amounts arising from acquisitions that closed in fiscal 2004 and amounted to $9.4 million at September 30, 2005 and June 30, 2005.

5. Warranties

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Balance at beginning of period	$5,268	$6,125
Accrual for sales during the period	742	612
Cost of warranty repair	(353)	(644)
Adjustment to prior sales (including expirations and changes in estimates)	(414)	(211)

Balance at end of period	$5,243	$5,882

6. Financing Arrangements

Senior Convertible Notes

On May 19, 2005 the Company closed a private placement of $35 million of the Company’s 8.0% senior secured convertible notes and warrants to purchase common stock. The notes may be converted into shares of the Company’s common stock at the option of the holder prior to the maturity of the notes on May 19, 2008. The conversion price of the notes is $1.21, which represents a premium of approximately 10% over the closing price of the Company’s common stock on May 16, 2005. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants provide holders with the right to purchase up to 8,677,689 shares of common stock and are exercisable during the three-year period ending May 19, 2008 at an exercise price of $1.5125 per share, which represents a premium of approximately 35% over the closing price of the Company’s common stock on May 16, 2005. The conversion price of the notes and the exercise price of the warrants are each subject to adjustment upon specified events, including a broad-based anti-dilution provision that until October 27, 2005 contained a floor price of $1.1375 (subject to adjustment for stock splits, combinations or similar events). The floor price was eliminated upon stockholder approval at the 2005 Annual Meeting of Stockholders. Our obligations under the notes are secured by substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non-U.S. subsidiaries. On November 8, 2005, certain terms of our May 2005 convertible note financing were amended pursuant to Amendment Agreements entered into between Avanex and each holder of such notes. See Note 14 of Notes to Condensed Consolidated Financial Statements.

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

9 of 48

The Company assigned a relative fair value of $3.6 million and $31.4 million to the warrants and notes, respectively, by using a Black-Scholes model and assuming a historic volatility in the Company’s stock price of 79.5% and a contractual term of three years for the life of the instrument. The relative fair value of the warrants increased additional paid-in-capital on the balance sheet at June 30, 2005 and is being amortized to interest expense over the life of the notes. Interest expense of $5.6 million was prepaid for two years and has been recorded in other assets. In addition, the Company capitalized $1.9 million related to issuance costs associated with the notes that are being amortized as part of interest expense over the term of the notes. The Company reduced additional paid-in-capital by $260,000 related to issuance costs associated with the warrants. During the three months ended September 30, 2005, amortization of prepaid interest was $700,000. Unamortized prepaid interest was $4.6 million at September 30, 2005.

Other Long-term Obligations

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $865,000 to finance the acquisition of SAP software, which is collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 5.2% and the maturity date for the loan is November 28, 2006. The outstanding balance on the loan was $377,000 and $450,000 as of September 30, 2005 and June 30, 2005, respectively.

The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. The capital lease obligations amounted to $7.5 million as of September 30, 2005 and $8.3 million at June 30, 2005 at interest rates ranging from 3.1% to 7.7% with varying maturity dates through fiscal 2010.

7. Restructuring

A summary of the Company’s restructuring expense and accrued restructuring liability is as follows (in thousands):

		ACCRUED LIABILITY
	Expense during Quarter Ended September 30, 2005	Balance June 30, 2005	Accrued	Paid	Recovery	Balance September 30, 2005
Non-acquisition Related
Severance benefits
Fiscal 2004 workforce reduction	$—	$758	$—	$(60)	$—	$698
Fiscal 2005 workforce reduction	(666)	25,723	—	(8,006)	(666)	17,051
Fiscal 2006 workforce reduction	681	—	670	(72)	—	598

Total severance benefits	15	26,481	670	(8,138)	(666)	18,347
Abandonment of excess facilities	25	14,892	25	(726)	—	14,191

Total non-acquisition related	40	41,373	695	(8,864)	(666)	32,538

Acquisition-related
Severance benefits	—	4,804	—	(1,526)	—	3,278

Total restructuring	$40	$46,177	$695	$(10,390)	$(666)	$35,816

The accrued restructuring liability is classified as follows (in thousands):

	Current	Non-current	TOTAL
Accrued severance	$17,160	$4,465	$21,625
Abandonment of excess facilities	5,388	8,803	14,191

	$22,548	$13,268	$35,816

10 of 48

Accrued severance will be paid out through January 2013. The liability related to abandoned facilities will be paid out through 2010.

Non-acquisition Related Restructuring

Over the past several years, the Company has implemented numerous restructuring programs to reduce spending in response to industry changes and customer demand, and the Company continues to assess its current and future operating requirements accordingly.

During the three months ended September 30, 2005, the Company implemented two workforce reduction plans which will result in eliminating 33 employees at a cost of $670,000. This amount was offset by recoveries of $666,000 from previous workforce restructuring plans in our U.S. operations after it was determined that certain estimated payments were no longer required.

Acquisition-related Restructuring

The acquisition-related restructuring liability is in connection with the Company’s fiscal 2004 acquisitions of the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company recorded acquisition-related liabilities at July 31, 2003 with a fair value of $64.1 million relating to future workforce reductions, which were included in the purchase price of the optical components businesses of Alcatel and Corning.

8. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30, 2005
	2005	2004
Net loss	$(16,923)	$(22,322)
Basic and diluted weighted-average number of shares of common stock outstanding	145,182	143,644

Basic and diluted net loss per common share	$(0.12)	$(0.16)

During all periods presented, the Company had options and warrants to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 18,766,895 shares of common stock were outstanding at September 30, 2005 and options to purchase 20,681,067 shares of common stock were outstanding at September 30, 2004. Warrants to purchase 8,737,689 shares of common stock were outstanding at September 30, 2005, and warrants to purchase 60,000 shares of common stock were outstanding at September 30, 2004. Senior convertible notes convertible into 28,925,620 shares of common stock were outstanding at September 30, 2005.

9. Related Party Transactions

Alcatel and Corning own shares of Avanex common stock representing 19.5% and 7.4%, respectively, of the outstanding shares of Avanex common stock as of November 9, 2005. The Company sells products to and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provide certain administrative and other transitional services to the Company.

11 of 48

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Related party transactions
Sales to related parties	$13,322	$12,681
Direct material purchases from related parties	1,488	3,499
Administrative and transitional services purchased from related parties	1,545	1,090
Royalty income	190	69

Amounts due from and due to related parties (in thousands):

	September 30, 2005	June 30, 2005
Due from related parties
Total receivables	$13,029	$15,357
Receivables originating at date of acquisition of related parties, included in above	1,145	1,710

Due to related parties	1,910	1,549

Receivables due from related parties originating at the date of acquisition are amounts owed by Alcatel contractually payable to the Company subsequent to the original transaction. Additionally, amounts are due from Corning related to warranty repairs of optical products sold by Corning prior to the acquisition.

10. Disclosures about Segments of an Enterprise

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

Revenue by geographical area (in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Total	Amount	% of Total
North America	$20,591	50%	$13,017	36%
Europe and Asia	20,642	50%	22,781	64%

	$41,233	100%	$35,798	100%

Long-lived assets by geographical area (in thousands):

Property, plant and equipment	September 30, 2005	June 30, 2005
U.S.	$4,245	$3,959
Non-U.S.	3,331	4,653

	$7,576	$8,612

12 of 48

For the three months ended September 30, 2005 and 2004, sales to customers that comprised 10% or more of revenue were as follows:

	Three Months Ended September 30,
	2005	2004
Alcatel	32%	35%
Nortel*	14%	—
Tellabs*	—	11%

	46%	46%

*	Including sales to each customer’s contract manufacturer.

11. Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2005 and 2004 was as follows, in thousands:

	Three Months Ended September 30,
	2005	2004
Net loss	$(16,923)	$(22,322)
Foreign currency (loss) gain	(145)	49
Unrealized gain on short-term investments	58	—

	$(17,010)	$(22,273)

12. Litigation

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the court granted in part and denied in part in an order dated February 19, 2003. The court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the court. On August 31, 2005, the court granted preliminary approval of the settlement. The settlement is subject to a number of conditions, including final approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows. Management does not believe that the outcome will have a material impact on the Company’s financial condition, results of operations or cash flows.

13. Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (SFAS 151), which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Our adoption of SFAS 151 on July 1, 2005 did not have a material effect on our financial position, results of operations or cash flows.

13 of 48

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Our adoption of SFAS 153 on July 1, 2005 did not have a material effect on our consolidated financial position or results of operations for the three months ended September 30, 2005.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or FAS 154. FAS 154 changes the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

14. Subsequent Events

Addendums to Agreements with Alcatel

On October 28, 2005, the Company and Alcatel and certain of its subsidiaries (collectively, “Alcatel”) entered into a First Addendum to the Transitional Service Agreement, which is an addendum to the Transitional Service Agreement between Alcatel and the Company dated as of July 31, 2003. Pursuant to this addendum, the Company has agreed to consolidate its operations in Nozay, France from four buildings, each of which is currently leased from Alcatel, into one building to be leased from Alcatel (and in certain circumstances, into one other building to be leased from Alcatel in Marcoussis, France). Alcatel has agreed to pay all costs associated with the relocation. In connection with the relocation, the Company and Alcatel have agreed to amend their currently existing lease agreement for the Nozay, France facilities (and in certain circumstances, to enter into a lease agreement for the Marcoussis, France facility). In addition, Alcatel has agreed to apply a credit to the Company of approximately $5.8 million against rent and associated facilities costs for a period of 12 months from August 1, 2005, and to apply a credit to the Company of approximately $960,000 against rent for an additional 12 months from August 1, 2006.

14 of 48

The rent waived by Alcatel starts August 1, 2005. However, because the agreement was negotiated in October 2005, the effects of the agreement will begin in the three months ending December 31, 2005.

On October 28, 2005, the Company and Alcatel entered into a First Addendum to the Supply Agreement, which is an addendum to the Supply Agreement between Alcatel and the Company dated as of July 31, 2003. Pursuant to this addendum, the Company and Alcatel have agreed to enter into a two-year supply agreement from October 5, 2005 to October 5, 2007. In connection with the addendum, Alcatel has agreed to advance Avanex France S.A., the Company’s French subsidiary, an aggregate of approximately $6.0 million, to be offset against future products ordered from Avanex or Avanex France, of which approximately $2.4 million will be paid within seven days of entering into the addendum and approximately $3.6 million will be paid upon the later of (i) the date that certain products that Alcatel has ordered are delivered or (ii) December 15, 2005. The Company will not begin to credit the approximately $2.4 million and approximately $3.6 million amounts against future products ordered by Alcatel until one year from the respective dates that such amounts are paid by Alcatel to Avanex France.

In connection with these transactions, Alcatel has agreed with the Company to certain restrictions on Alcatel’s ability to sell shares of common stock of the Company held by Alcatel. Specifically, Alcatel has agreed that it will not sell any of the approximately 28.3 million shares of common stock of the Company that it currently holds until December 31, 2005. From January 1, 2006 through June 30, 2006, Alcatel would be permitted to sell one-third of such 28.3 million shares, and from July 1, 2006 through December 31, 2006, Alcatel would be permitted to sell another one-third of such 28.3 million shares. After January 1, 2007, Alcatel would no longer be subject to such selling restrictions. Notwithstanding such selling restrictions, Alcatel would be free to sell any of its shares if the sales price was at least $2.00.

Claim by Senior Convertible Notes Investors

On October 25, 2005 and November 2, 2005, the Company filed Current Reports on Form 8-K announcing the receipt of letters from certain holders of the Company’s 8.0% senior secured convertible notes and warrants to purchase common stock asserting the existence of an event of default under the notes. The notes have been classified in the consolidated balance sheet as of September 30, 2005 according to the original stated payment terms, as these notices are not believed to represent an event of default. On November 8, 2005, the Company and each note holder entered into a separate Amendment Agreement (each an “Amendment Agreement” and collectively the “Amendment Agreements”). Pursuant to each Amendment Agreement, each holder agreed to withdraw the purported default notice, if any, delivered by such holder. In addition, the Company and each holder entered into a mutual release. The Company also agreed to pay to each holder a release amount which, in the aggregate, totals $3,500,000.

In addition, pursuant to the Amendment Agreement, the Company and each holder agreed to amend and restate such holder’s notes (the “Amended and Restated Notes”), primarily to amend the conversion price to $0.90. The Amended and Restated Notes are each subject to broad-based anti-dilution provisions that contain a floor price equal to $0.7279 (which floor price may be removed upon the approval of the stockholders of the Company, which approval the Company has agreed to seek), and provide for adjustments for stock splits and similar events.

Pursuant to each Amendment Agreement, the Company and each holder also agreed to amend and restate such holder’s Warrants (the “Amended and Restated Warrants”), primarily to amend the exercise price to $1.13. The Amended and Restated Warrants are subject to broad-based anti-dilution provisions similar to the provisions set forth in the Amended and Restated Notes, including a floor price equal to $0.7279 (which floor price may be removed upon the approval of the stockholders of the Company, which approval the Company has agreed to seek), and provide for adjustments for stock splits and similar events. The Amended and Restated Warrants are exercisable for an aggregate of 8,677,689 shares of the Company’s common stock and are exercisable until May 19, 2008.

Pursuant to each Amendment Agreement, the Company and each holder amended certain portions of the Registration Rights Agreement dated as of May 16, 2005 among the Company and the holders, as set forth in each Amendment Agreement. Pursuant to the Registration Rights Agreement, as amended by each Amendment Agreement, the Company will file a registration statement on Form S-3 to cover the resale of the shares issued upon conversion of the Amended and Restated Notes and the Amended and Restated Warrants.

15 of 48

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our anticipated operating expenses, anticipated savings from our restructuring and cost reduction plans, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases, forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Factors That May Affect Future Results.” The forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2005, included in our Annual Report on Form 10-K filed with the SEC on September 28, 2005.

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

Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization through the downsizing of our workforce and the abandonment of excess facilities. As of September 30, 2005 our accrued restructing liability was $35.8 million. Of that amount, $22.5 million is expected to be paid within the next 12 months.

The restructurings have resulted and will result in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we had opened an operations center in Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region. Upon execution of the announced restructuring plans and the related transition to an operations center in Thailand, we believe that our current integration plans will be near completion. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expectations.

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

To date, our revenues have been principally derived from the sales of our products.

16 of 48

Cost of Revenue. Our cost of revenue consists of costs of components and raw materials, direct labor, warranty, manufacturing overhead, payments to our contract manufacturers and inventory write-offs for obsolete and excess inventory. We rely on a single or limited number of suppliers to manufacture some key components and raw materials used in our products.

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

Interest and Other Income. Interest and other income consists primarily of interest earned from the investment of our cash and cash equivalents and short-term investments.

Interest and Other Expense. Interest and other expense consists primarily of interest expense associated with borrowings under our senior secured convertible notes, capital lease obligations, equipment loans and foreign currency exchange rate loss. Interest expense includes the amortization of debt issuance costs, which includes the value of warrants issued in connection with the senior secured convertible notes.

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

Liquidity. During the three months ended September 30, 2005 and 2004, we incurred net losses of $16.9 million and $22.3 million, respectively, and our balance of cash, cash equivalents and unrestricted short-term investments declined from $65.7 million at June 30, 2005 to $46.0 million at September 30, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in our current configuration is dependent on our improving operational cash flow and securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as an ongoing enterprise.

17 of 48

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

Share-based Payments. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation.

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

We use a six- to twelve-month demand forecast period for estimating excess inventory. We also consider: 1) parts and subassemblies that can be used in alternative finished products, 2) parts and subassemblies that are unlikely to be engineered out of our products, and 3) known design changes which would reduce our ability to use the inventory as planned. If our forecasted demand or estimates of future use of inventory are inaccurate, we may need to make additional write-offs of inventory in future periods or record additional benefits if we utilize previously written-off inventory in those future periods.

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

18 of 48

SFAS 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the enterprise level. The fair value of the enterprise, which was determined based on our current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired.

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

Restructuring. We have recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities and potential costs. Actual costs may differ from these estimates or our estimates may change. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, costs associated with restructuring activities have been recognized when they are incurred. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring programs, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Should real estate market conditions deteriorate and result in increased vacancy rates, our estimate of restructuring expenses may have to be increased.

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

Results of Operations

The following table sets forth, for the periods indicated, a summary of our results of our operations. Our historical operating results are not necessarily indicative of our results for any future period.

19 of 48

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$41,233	100.0%	$35,798	100.0%
Cost of revenue	39,107	94.8%	36,741	102.6%

Gross margin (loss)	2,126	5.2%	(943)	-2.6%
Research and development	7,127	17.3%	8,246	23.0%
Sales and marketing	3,788	9.2%	4,381	12.2%
General and administrative	5,281	12.8%	4,999	14.0%
Amortization of intangibles	1,765	4.3%	1,239	3.5%
Restructuring	40	0.1%	2,588	7.2%

Total operating expenses	18,001	43.7%	21,453	59.9%
Interest and other income	551	1.3%	744	2.1%
Interest and other expense	(1,599)	-3.9%	(670)	-1.9%

Net loss	$(16,923)	-41.0%	$(22,322)	-62.4%

Net Revenue

Net revenue for the quarter ended September 30, 2005 was $41.2 million, which represents an increase of $5.4 million, or 15%, from net revenue of $35.8 million for the quarter ended September 30, 2004. This increase in net revenue was primarily due to increased shipments to existing customers, coupled with an increased customer base. The increase was also partially offset by a modest decrease in average selling prices primarily due to product pricing negotiations and competition from low cost providers. If price declines continue, our net revenue will be adversely impacted.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. For the three months ended September 30, 2005 and 2004, sales to customers that each comprised 10% or more of sales were as follows:

	Three Months Ended September 30,
	2005	2004
Alcatel	32%	35%
Nortel*	14%	—
Tellabs*	—	11%

	46%	46%

*	Including sales to each customer’s contract manufacturer.

While we have substantially diversified our customer base, primarily as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from quarter to quarter, which makes it difficult to predict the amount of sales to these customers.

Net revenue from sales to customers outside North America accounted for $20.6 million, or 50%, and $22.8 million, or 64%, for the quarters ended September 30, 2005 and 2004, respectively.

Cost of Revenue

Cost of revenue for the quarter ended September 30, 2005 was $39.1 million, compared to $36.7 million for the quarter ended September 30, 2004, an increase of $2.4 million. The increase was primarily due to increased costs associated with the higher level of revenue, a $2.0 million write-down for excess inventory and increased costs associated with the mix of products sold, offset by manufacturing overhead cost reductions in connection with our restructuring efforts.

20 of 48

We sold inventory previously written-off with original cost totaling $248,000 and $537,000 in the quarters ended September 30, 2005 and 2004, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates. Cost of revenue in the quarters ended September 30, 2005 and 2004 was also offset by $414,000 and $211,000, respectively, for reductions of the pre-existing warranty accrual.

Our gross margin percentage improved to 5% for the quarter ended September 30, 2005 from negative 3% for the quarter ended September 30, 2004. The improvement was primarily due to cost reductions in our manufacturing overhead in connection with our restructuring efforts, as well as an increase in sales volume. These improvements were partially offset by an increase in write-downs of excess inventory and increased costs associated with the mix of product sold.

We continue to experience low gross margins primarily due to underutilized manufacturing capacity at our facilities. We have in the past incurred and may in the future incur additional costs as we transition to offshore and third-party manufacturing. Our gross margins are and will be primarily affected by changes in mix of products sold including inventory items with low product costs, manufacturing volume, changes in market prices, product demand, inventory write-offs, consumption of previously written-off inventory, warranty costs, and product yield. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses were $7.1 million for the quarter ended September 30, 2005, which is a decrease of $1.1 million from expenses of $8.2 million for the quarter ended September 30, 2004. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our research and development expenses through cost reduction programs, including reducing headcount and reducing project expenses by integrating our sites. As a percentage of revenue, research and development expenses decreased to 17% for the quarter ended September 30, 2005 from 23% in the quarter ended September 30, 2004. We expect our quarterly research and development expenses in the second quarter of fiscal 2006 to decrease from the first quarter of fiscal 2006 as a percentage of revenue. We are in the process of moving certain research and development activities to a new facility in Shanghai, China, to reduce overall research and development costs. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expense will not increase in future quarters.

Sales and Marketing

Sales and marketing expenses were $3.8 million for the quarter ended September 30, 2005, which is a decrease of $593,000 from expenses of $4.4 million for the quarter ended September 30, 2004. As a percentage of revenue, sales and marketing expenses decreased to 9% in the quarter ended September 30, 2005 from 12% in the quarter ended September 30, 2004. The decrease in sales and marketing expense during this period was primarily due to decreased product marketing expenses. We expect our quarterly sales and marketing expenses in the second quarter of fiscal 2006 to be approximately the same as our sales and marketing expenses for the first quarter of fiscal 2006 as a percentage of revenue. Despite our continued efforts to reduce expenses, there can be no assurance that our sales and marketing expense will not increase in future quarters.

General and Administrative

General and administrative expenses were $5.3 million for the quarter ended September 30, 2005, an increase of $439,000 from expense of $4.8 million for the quarter ended September 30, 2004. As a percentage of revenue, general and administrative expenses decreased to 13% in the quarter ended September 30, 2005 from 14% in the quarter ended September 30, 2004. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our general and administrative expenses through cost reduction programs, primarily by reducing headcount and by reducing our dependency on shared services with Corning and Alcatel by integrating the newly acquired businesses with our own. In addition, our transitional expenses related to the acquisitions and our legal expenses for the three months ended September 30, 2005 are less than such costs compared to the three months ended September 30, 2004. During the quarter ended September 30, 2005, however, we increased spending on accounting staffing to strengthen our internal controls and experienced an increase in audit-related expenses as compared to the prior year period. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expense will not increase in future quarters.

21 of 48

Amortization of Intangibles

The balance of intangibles on our consolidated balance sheet as of September 30, 2005 was $6.9 million arising from the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. Amortization of these intangible assets was $1.8 million and $1.2 million for the quarters ended September 30, 2005 and 2004, respectively. The increase was due to revised estimates that shortened the remaining useful lives of our intangible assets. Of the increase, approximately $400,000 was related to intangible assets developed by the business units of Alcatel and Corning that we acquired in 2003, and the remainder was related to our acquired intangible assets.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

Total restructuring expense was $40,000 during the quarter ended September 30, 2005, as follows:

Severance expense for employees included in new restructuring plans	$670
Abandoned facilities	25
Share-based payments expense for employees included in restructuring plans	11
Recovery of amounts previously accrued for employee severance	(666)

$40

During the quarter ended September 30, 2005, we approved work force reduction plans that will result in the termination of an additional 33 employees in order to reduce operating expenses and improve our cost structure. The costs associated with this restructuring consist of severance costs, which we estimate to be $670,000. The terminations are expected to be completed by the end of December 2005, with final payments in December 2006. In addition, other previously announced workforce reduction plans are in progress, including plans in connection with our fiscal 2004 acquisitions of the optical components businesses of Alcatel and Corning. Total accrued liabilities in connection with our restructuring plans were $35.8 million at September 30, 2005, of which $21.6 million was for accrued severance, and $14.2 million was for two abandoned facilities with contractual lease obligations. The severance liabilities are expected to be paid through January 2013, and the facilities liability is expected to be fully paid in 2010, when the leases expire.

Interest and Other Income

Interest and other income decreased by $193,000 to $551,000 in the quarter ended September 30, 2005 from $744,000 in the quarter ended September 30, 2004. This decrease was primarily due to decreased cash and investment balances.

Interest and Other Expense

Interest and other expense increased by $929,000 to $1.6 million in the quarter ended September 30, 2005 from $670,000 in the quarter ended September 30, 2004. This increase was primarily due to higher interest expense resulting from the issuance of $35 million of convertible notes in May 2005.

22 of 48

Liquidity and Capital Resources

Subsequent to our initial public offering, we have financed our operations through the sale of equity securities, issuance of convertible notes and warrants, bank borrowings, equipment lease financings, acquisitions and other strategic transactions.

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

On May 19, 2005, we issued an aggregate of $35 million principal amount of 8.0% senior secured convertible notes due 2008 in a private placement to institutional investors. Net proceeds, after $2.1 million in issuance costs and two years of prepaid interest in the amount of $5.6 million, were $27.3 million. The notes are convertible into shares of common stock at a price of $1.21 per share, subject to adjustment upon specified events, including a broad-based anti-dilution provision that until October 27, 2005 contained a floor price of $1.1375 (subject to adjustment for stock splits, combinations or similar events). The floor price was eliminated upon receipt of stockholder approval of the issuance of the common stock underlying the notes at the 2005 Annual Meeting of Stockholders. Avanex’s obligations under the notes are secured by substantially all of the assets of Avanex, substantially all of the assets of the domestic subsidiaries of Avanex, a pledge of all capital stock of the domestic subsidiaries of Avanex, and a pledge of 65% of the capital stock of the non-U.S. subsidiaries of Avanex. In addition, Avanex’s obligations under the notes are guaranteed by its domestic subsidiaries. On November 8, 2005, certain terms of our May 2005 convertible note financing were amended pursuant to amendment agreements entered into between Avanex and each holder of such notes. See Note 14 of Notes to Condensed Consolidated Financial Statements.

As of September 30, 2005 we had $15.1 million of cash and cash equivalents and $30.9 million of short-term investments, for a total of $46.0 million.

Net cash used in operating activities was $18.1 million and consisted primarily of a net loss of $16.9 million and restructuring-related payments of $10.4 million, partially offset by non-cash charges of $6.7 million and a reduction in accounts receivable of $1.6 million.

Net cash provided by investing activities provided $6.9 million, consisting primarily of maturities of short-term investment of $8.1 million, partially offset by property and equipment purchases of $1.2 million.

Net cash used in financing activities was $345,000, primarily the result of debt and capital lease payments of $718,000, partially offset by proceeds from the issuance of stock to employees under stock option and stock purchase plans of $373,000.

From time to time, we may consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. An acquisition or investment may require additional capital. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

During the three months ended September 30, 2005 and 2004, we incurred net losses of $16.9 million and $22.3 million, respectively, and our balance of cash, cash equivalents and unrestricted short and long-term investments declined from $65.7 million at June 30, 2005 to $46.0 million at September 30, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in our current configuration is dependent on our improving operational cash flow and securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as an ongoing enterprise.

23 of 48

We believe that we will be able to improve our operating performance in fiscal 2006 as we begin to realize savings resulting from our restructuring efforts, which have significantly reduced our workforce. Furthermore, the continued transfer and centralization of our manufacturing operations to lower-cost geographic regions such as Bangkok, Thailand, should reduce our overall costs and the portion of costs that are fixed.

On October 25, 2005 and November 2, 2005, the Company filed Current Reports on Form 8-K announcing the receipt of letters from certain holders of the Company’s 8.0% senior secured convertible notes and warrants to purchase common stock asserting the existence of an event of default under the notes. On November 8, 2005, the Company and each note holder settled the matter which involved, among other things, payments of $3.5 million in the aggregate to such note holders. See Note 14 of Notes to Condensed Consolidated Financial Statements.

On October 28, 2005, Avanex and Alcatel entered into two agreements that will materially benefit the Company’s liquidity and capital resources. See Note 14 of Notes to Condensed Consolidated Financial Statements.

Our contractual obligations and commitments at September 30, 2005 have been summarized in the tables below (in thousands):

	Contractual Obligations Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$313	$78	$—	$—	$391
Capital lease obligations	2,895	3,360	1,274	—	7,529
Operating leases	4,613	9,508	7,837	636	22,592
Severance	17,160	3,011	1,085	369	21,625
Senior secured convertible notes	—	37,800	—	—	37,800
Unconditional purchase obligations	27,997	—	—	—	27,997

	$52,978	$53,757	$10,196	$1,005	$117,935

We have unconditional purchase obligations to certain of our suppliers and contract manufacturers that support our ability to manufacture our products. As of September 30, 2005, we had approximately $28 million of purchase obligations, of which $288,000 was to related parties, none of which is included on our balance sheet in accounts payable.

Under operating and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $5.4 million and $8.8 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of September 30, 2005.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (SFAS 151), which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of SFAS 151 on July 1, 2005 did not have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS 153 on July 1, 2005 did not have a material effect on our consolidated financial position or results of operations for the three months ended September 30, 2005.

24 of 48

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or FAS 154. FAS 154 changes the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

I. Financial and Revenue Risks.

We have a history of negative cash flow and losses, which is likely to continue if we are unable to increase our revenues and further reduce our costs.

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of September 30, 2005, we had an accumulated deficit of $636.4 million. Also, for the first quarter of fiscal 2006, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. In addition, our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse Semiconductor have increased our operating losses. These factors may impair our ability to continue as a going concern.

25 of 48

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

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the first quarters of fiscal 2006 and 2005, our gross margin as a percent of revenue was positive 5% and negative 3%, respectively. During fiscal 2005 and 2004, our gross margin percentage was negative 3% and negative 25%, respectively. Because a significant portion of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales could negatively impact our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

The central theme of our manufacturing strategy is the reduction of fixed costs. We are working to minimize fixed costs through the extensive use of contract manufacturing and the relocation of most of our manufacturing operations to a central facility in Bangkok, Thailand. While this is an accepted model of manufacturing in many electronic industries, the use of this model is relatively untested within the optical industry. As such, we may face execution issues during the implementation period including difficulties managing our supply chain and deliveries to our customers. From a financial viewpoint, should these difficulties occur, we could see negative impacts to revenue, gross margin and inventory levels.

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

The optical components sector of the telecommunications industry, in which we operate, has been severely affected by the recent downturn in the global economy. As a result, companies in this sector have experienced difficulty in raising capital, whether through equity or debt financing transactions. During the first quarters of fiscal 2006 and 2005, we incurred net losses of $16.9 million and $22.3 million, respectively, and our balance of unrestricted cash, cash equivalents and short-term investments decreased from $65.7 million at June 30, 2004 to $46.0 million at September 30, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to

26 of 48

continue as an ongoing enterprise in our current configuration is dependent on us securing additional funding. We do not believe that the proceeds from the recent private placement in May 2005 and our existing cash balances will be sufficient to fund our operations for the next twelve months, and as a result, we expect to need to secure additional funding to finance our operations. It may be difficult for us to raise additional capital if and when it is required. In addition, the holders of the notes issued in the recent private placement have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments, which could make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	the mix of our products sold, including inventory items with low product costs;

•	our ability to control expenses;

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity, and particularly to limit excess capacity commensurate with the volatile demand levels for our products;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processing solutions and products, including competitors with substantially greater resources than we have;

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

•	new product introductions that may result in increased research and development expenses and sales and marketing expenses that are incurred in one quarter, with revenues, if any, that are not recognized until a subsequent or later quarter;

27 of 48

•	the unpredictability of customer demand and difficulties in meeting such demand;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party; and

•	customer perception of our financial condition and resulting effects on our orders and revenue.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of June 30, 2005, management identified several control deficiencies that constitute material weaknesses. As more fully described below and in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005, as of June 30, 2005, our management concluded that we did not maintain effective controls over the following:

•	Company-level controls;

•	Controls at our subsidiary location in Nozay, France;

•	Review procedures over general ledger journal entries;

•	Controls over the disbursement of funds;

•	Controls over inventory procurement;

•	Controls over income tax provision; and

•	Controls over stock option administration.

Our management determined that these control deficiencies could result in the misstatement of any reported line item in our balance sheet or in our statement of operations, which could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of June 30, 2005. See Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005. During the first quarter of fiscal 2006, we began remediating the material weaknesses described in our 2005 Form 10-K; however, as of September 30, 2005, we have not completed the remediation of these material weaknesses. See Part I, Item 4 below. In addition, we recently commenced operations in China and Thailand and are currently in the process of documenting internal controls over financial reporting in such locations; however, we have not yet begun the process of testing and evaluating such controls.

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

28 of 48

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, since July 1, 2004, our common stock has closed as low as $0.69 and as high as $3.73 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel and Corning own shares of Avanex common stock representing 19.5% and 7.4%, respectively, of the outstanding shares of Avanex common stock as of November 9, 2005. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. While certain restrictions on transfer have applied for a period of two years following the completion of our acquisitions of the optical components businesses of Alcatel and Corning, these restrictions on transfer recently expired with respect to Corning. Alcatel has agreed to extend certain restrictions on transfer applicable to it such that Alcatel will not sell any shares that it currently holds until December 31, 2005. From January 1, 2006 through June 30, 2006, Alcatel would be permitted to sell one-third of its shares, and from July 1, 2006 through December 31, 2006, Alcatel would be permitted to sell another one-third of its shares. After January 1, 2007, Alcatel would no longer be subject to such selling restrictions. Notwithstanding such selling restrictions, Alcatel would be free to sell any of its shares if the sales price was at least $2.00. Nevertheless, Corning may now sell its entire holding of our common stock in the public market, which could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock. If Alcatel, Corning or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

29 of 48

If the investors in our May 2005 financing convert their notes or exercise their warrants, it will have a dilutive effect upon our stockholders.

In May 2005 we issued notes and warrants to certain institutional investors and in November 2005 certain terms of such convertible note financing were amended. Pursuant to the terms of the amended and restated notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at a conversion price of $0.90, subject to broad-based anti-dilution provisions. The anti-dilution provisions also provide for an adjustment for stock splits and certain other situations specified in the notes. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants are exercisable for a term of 3 years at an exercise price of $1.13 per share, subject to broad-based anti-dilution provisions similar to the provisions set forth in the notes. If the institutional investors convert the notes or exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. For example, if the institutional investors were to convert the notes in full at the current conversion price and exercise the warrants in full at the current exercise price, the shares of our common stock held by such investors would represent 24.6% of the outstanding shares of Avanex common stock (assuming such conversion and exercise) as of November 9, 2005. Because the conversion price of the notes and the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

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

30 of 48

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

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission, which interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on our results of operations. For example, prior to July 1, 2005 we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we have in the past provided in Notes to Consolidated Financial Statements, disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). On December 16, 2004, FASB issued FASB Statement No. 123R, “Share-Based Payment.” Under SFAS 123R, all shared-based payments to employees, including grants of employee stock options, are to be expensed in the financial statements based on their fair value determined by applying a fair value measurement method. We adopted SFAS 123R on July 1, 2005, which had an unfavorable impact of $442,000 to our results of operations for the quarter ended September 30, 2005 and may have a material impact on our results of operations in future quarters.

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

We sell our products primarily to a few large customers in the telecommunications industry. Two customers (including sales to their contract manufacturers) accounted for an aggregate of 32% and 14%, respectively, of our net revenue for the first quarter of fiscal 2006. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

Except for Alcatel, our customers are under no obligation to buy significant quantities of our products, and may cancel or delay purchases with minimal advance notice to us.

Our customers typically purchase our products pursuant to individual purchase orders. While we have executed long-term contracts with some of our customers, and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate our customers to buy significant quantities of our products, except for our supply agreement and frame purchase agreement with Alcatel, which will expire on October 5, 2007. Our customers may cancel, defer or decrease purchases without significant penalty and with little or no advance notice. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. Cancellation or delays of such orders may cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders, or deferrals of purchases may significantly harm our business, particularly if they are not anticipated.

31 of 48

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

32 of 48

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

As of September 30, 2005 we employed 702 employees, located in the United States, Canada, China, France, Germany, Italy, Thailand and the United Kingdom. As a result, we face challenges inherent in efficiently managing a large number of employees over large geographic distances, including the need to implement and manage appropriate systems, policies, benefits and compliance programs. The inability to successfully manage the substantially larger and geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

We have incurred and expect to continue to incur significant costs and commit significant management time integrating and restructuring the operations, technology, development programs, products, information systems, customers

33 of 48

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

34 of 48

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

35 of 48

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

We use a rolling three-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. In addition, due to increased outsourcing, our procurement lead times have lengthened, which can result in higher inventory levels and greater risk of excess and obsolete inventory. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2005, and June 30, 2004, were primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. We have recorded $58.1 million of excess and obsolete inventory write-offs from our inception through September 30, 2005. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

36 of 48

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

37 of 48

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

38 of 48

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

39 of 48

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

40 of 48

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

In addition, Alcatel and Corning own shares of Avanex common stock representing 19.5% and 7.4%, respectively, of the outstanding shares of Avanex common stock as of November 9, 2005. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel and Corning are generally required to vote on all matters as recommended by the board of directors of Avanex, except, in the case of Alcatel, for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

We place our investments with high quality credit issuers in short-term and long-term securities and maturities can range from overnight to 36 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

The following table summarizes average interest rate and fair market value of the short-term securities held by Avanex (in thousands), which were classified as available-for-sale at September 30, 2005 and June 30, 2005:

	September 30, 2005	June 30, 2005
Amortized cost	$39,342	$47,527
Fair market value	$39,019	$47,044
Average interest rate	2.5%	2.4%

The interest rate on our $35 million principal amount convertible notes due 2008 is fixed at 8.0%. Accordingly, we believe that we have an insignificant interest rate risk exposure on this security.

We have one equipment loan with a fixed rate of interest of 5.2%, with aggregate remaining principal and interest payments of $391,000 as of September 30, 2005.

41 of 48

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 30, 2005 would have led to an additional profit of approximately $520,000 (dollar strengthening), or an additional loss of approximately $520,000 (dollar weakening) on our net dollar position in outstanding trade payables and receivables. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005.

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005 because we have not completed the remediation of the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005 (“2005 Form 10-K”).

As discussed in more detail in our 2005 Form 10-K, as of June 30, 2005, our management concluded that we did not maintain effective controls over the following:

•	Company-level controls;

•	Controls at our subsidiary location in Nozay, France;

•	Review procedures over general ledger journal entries;

•	Controls over the disbursement of funds;

•	Controls over inventory procurement;

•	Controls over income tax provision; and

•	Controls over stock option administration.

During the first quarter of fiscal 2006, we began remediating the material weaknesses described in our 2005 Form 10-K, as discussed below. However, as of September 30, 2005 we have not completed the remediation of these material weaknesses.

Changes in internal controls over financial reporting.

Our management is treating the material weaknesses identified above very seriously and has undertaken the following actions to remediate them:

•	Implemented enhanced procedures for the preparation and review of financial statements and the review of account reconciliations, analyses and journal entries;

•	Prepared and reviewed in depth analyses concerning non-standard accounting transactions;

•	Converted certain individuals from consultants to full-time employees; and

•	Implemented and followed certain checklists to help monitor steps performed and completed

42 of 48

In addition, we intend to undertake the following additional actions:

•	We intend to reduce our reliance on temporary consultants by hiring permanent staff with the requisite technical accounting skills, especially in the areas of corporate accounting and external financial reporting. The hiring of permanent staff will provide the necessary stability required for an effective control environment;

•	We intend to de-emphasize our activities at Nozay, France in fiscal 2006. The restructuring of Nozay, France will substantially eliminate most shipping and receiving activities. This, in turn, will change the requirements for many financial controls. We intend to design and implement financial controls appropriate for the restructured site during fiscal 2006;

•	We intend to design and implement more rigorous controls over the preparation and review of our income tax provision and disclosures;

•	We intend to design and implement more rigorous controls over our stock option administration;

•	We intend to design and implement more rigorous controls over the disbursement of funds to ensure that we follow our written disbursements policy; and

•	We intend to design and implement more rigorous controls over the purchase of inventory to ensure that we follow our policy.

These changes are part of our overall program which management intends to complete by June 30, 2006.

Except as described above, during the fiscal quarter ended September 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

43 of 48

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Bylaws of the Registrant.

10.1	Form of restricted stock agreement between the Registrant and certain of its directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

44 of 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/S/ TONY RILEY
Tony Riley
Acting Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date:	November 14, 2005

45 of 48