Form 10-Q
period 2005-12-31
AVANEX CORP
filed 2006-02-14
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 148,692,021 shares of the Company’s Common Stock, par value $.001 per share, outstanding on February 10, 2006.

AVANEX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,795	$26,811
Restricted cash and investments	6,896	8,165
Short-term investments	27,352	38,929
Accounts receivable (net of allowance for doubtful accounts of $2,071 and $1,992 at December 31, 2005 and June 30, 2005, respectively)	20,104	22,788
Inventories	30,378	36,014
Due from related parties	9,238	15,357
Other current assets	19,538	20,645

Total current assets	127,301	168,709
Property and equipment, net	6,746	8,612
Intangibles, net	5,527	8,686
Goodwill	9,408	9,408
Other assets	2,167	4,241

Total assets	$151,149	$199,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,827	$28,251
Accrued compensation	8,678	10,741
Accrued warranty	4,636	5,268
Due to related parties	1,550	1,549
Other accrued expenses and deferred revenue	12,558	12,230
Current portion of long-term obligations and convertible note	1,617	2,910
Current portion of accrued restructuring	16,947	32,040

Total current liabilities	80,813	92,989

Long-term liabilities:
Accrued restructuring	13,509	14,137
Long-term convertible note	26,658	29,408
Other long-term obligations and other	9,258	9,374

Total liabilities	130,238	145,908

Stockholders’ equity:

Common stock, $0.001 par value, 300,000,000 shares authorized; 145,636,912 and 144,939,807 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	146	145
Additional paid-in capital	669,816	667,923
Deferred compensation	—	(353)
Accumulated other comprehensive income	5,860	5,478
Accumulated deficit	(654,911)	(619,445)

Total stockholders’ equity	20,911	53,748

Total liabilities and stockholders’ equity	$151,149	$199,656

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net revenue:
Third parties	$25,475	$24,560	$53,386	$47,677
Related parties	10,650	17,308	23,972	29,989

Total net revenue	36,125	41,868	77,358	77,666

Cost of revenue:
Cost of sales except for direct material purchases from related parties*	32,287	41,649	69,906	74,891
Direct material purchases from related parties	920	2,656	2,408	6,155

Total cost of revenue	33,207	44,305	72,314	81,046

Gross profit (loss)	2,918	(2,437)	5,044	(3,380)

Operating expenses:
Research and development*	5,452	8,036	12,579	16,282
Sales and marketing*	2,783	4,512	6,571	8,893
General and administrative:
Third parties*	3,694	2,458	7,423	6,367
Related parties	147	1,588	1,692	2,678
Amortization of intangibles	1,385	1,242	3,150	2,481
Restructuring*	2,942	5,441	2,982	8,029
(Gain) loss on disposal of property and equipment	(775)	(1,476)	(768)	(1,476)

Total operating expenses	15,628	21,801	33,629	43,254

Loss from operations	(12,710)	(24,238)	(28,585)	(46,634)
Interest and other income	379	427	930	1,171
Interest and other expense	(6,212)	(540)	(7,811)	(1,210)

Net loss	$(18,543)	$(24,351)	$(35,466)	$(46,673)

Basic and diluted net loss per common share	$(0.13)	$(0.17)	$(0.24)	$(0.32)

Weighted-average number of shares used in computing basic and diluted net loss per common share	145,215	144,079	145,199	143,862

*	Effective July 1, 2005, Avanex adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) (SFAS 123R), “Share-based Payments,” using the modified prospective method to value its share-based payments. Accordingly, for the three and six months ended December 31, 2005, stock compensation was accounted under SFAS 123(R) while for the three and six months ended December 31, 2004, stock compensation was accounted under Accounting Principles Board (APB), opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” See Note 2 – Stock-based Compensation. The amounts in the Condensed Consolidated Statements of Operations above include stock compensation as follows:

*Share-based Payments included in the above amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Cost of revenue	$29	$—	$29	$—
Research and development	178	51	293	119
Sales and marketing	55	16	89	31
General and administrative	340	90	622	90
Restructuring	16	—	27	—

Total stock-based compensation	$618	$157	$1,060	$240

Comprehensive loss for the three and six months ended December 31, 2005 and 2004 was as follows, (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net loss	$(18,543)	$(24,351)	$(35,466)	$(46,673)
Foreign currency (loss) gain	350	598	205	647
Unrealized gain on short-term investments	119	—	177	—

	$(18,074)	$(23,753)	$(35,084)	$(46,026)

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(35,466)	$(46,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,295	4,793
Amortization of intangibles	3,150	2,481
Accretion of discount on convertible notes	893	—
Share-based compensation	1,060	240
Provision for doubtful accounts and sales returns	387	146
Loss on convertible notes modification	4,761	—
Write-down of excess and obsolete inventory	3,994	4,093
Gain on disposal of property and equipment	(775)	(1,476)
Reduction in fair value of investment	177	—
Changes in operating assets and liabilities:
Accounts receivable	1,948	365
Inventories	1,499	(727)
Other current assets	(190)	(10,082)
Other assets	(29)	1,148
Due to/from related parties	6,121	(3,862)
Accounts payable	6,803	5,428
Accrued compensation	(2,881)	1,104
Accrued restructuring	(15,391)	(5,294)
Accrued warranty	(583)	(305)
Other accrued expenses and deferred revenue	(342)	(728)

Net cash used in operating activities	(21,569)	(49,349)

INVESTING ACTIVITIES:
Purchases of investments	(50)	(22,824)
Maturities of investments	11,627	71,610
Decrease in restricted cash	1,269	—
Purchases of property and equipment	(1,590)	(2,251)
Proceeds from sale of property and equipment	2,285	2,402

Net cash provided by investing activities	13,541	48,937

FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(1,274)	(3,042)
Payments in connection with convertible notes modification	(4,075)	—
Proceeds from short-term borrowings	—	27,342
Payments on short-term borrowings	—	(27,511)
Proceeds from issuance of common stock, net of repurchases	501	628

Net cash used in financing activities	(4,848)	(2,583)

Effect of exchange rate changes on cash	(140)	923

Net decrease in cash and cash equivalents	(13,016)	(2,072)
Cash and cash equivalents at beginning of period	26,811	21,637

Cash and cash equivalents at end of period	$13,795	$19,565

Supplemental Information:
Cash paid during the period for interest expense	$83	$297
Non-cash investing and financing activities:
Warrants-related charges	$686	$—

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

The accompanying unaudited condensed consolidated financial statements as of December 31, 2005, and for the three and six months ended December 31, 2005 and 2004 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2005, the consolidated operating results for the three and six months ended December 31, 2005 and 2004, and the consolidated cash flows for the six months ended December 31, 2005 and 2004. The consolidated results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

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

During the quarter ended September 30, 2005, the Company determined that certain items as reported in the June 30, 2005 balance sheet were improperly classified. The Company reclassified $2,706,000 from accounts receivable to other current assets, and reclassified $1,990,000 from long-term convertible note to other long-term obligations.

During the six months ended December 31, 2005 and 2004, the Company incurred net losses of $35.5 million and $46.7 million, respectively, and its balance of cash, cash equivalents and unrestricted short and long-term investments declined from $65.7 million at June 30, 2005 to $41.1 million at December 31, 2005. These factors cast substantial uncertainty on the Company’s ability to continue as an ongoing enterprise for a reasonable period of time. The Company’s ability to continue as an ongoing enterprise in its current configuration is dependent on its improving operational cash flow and securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as an ongoing enterprise.

Management has begun to take steps to improve the Company’s operating performance through restructuring programs and the transfer and centralization of our manufacturing operations to lower-cost geographic regions such as Bangkok, Thailand. We expect that these steps will enable us to reduce our overall costs and the portion of our costs that are fixed.

2. Stock-based Compensation

Adoption of SFAS 123R

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. Our deferred stock compensation balance of $353,000 as of June 30, 2005, which was accounted for under APB 25, was reclassified as a reduction of our additional paid-in-capital upon the adoption of SFAS 123(R). In addition, the unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) was not material, because amortization of options granted prior to adoption was based on the single-option approach.

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

Expected Volatility—The fair value of stock based payments made prior to July 1, 2005 were based on the Black-Scholes valuation method with a volatility factor based on the Company’s stock price history. Commencing in periods ending after June 30, 2005, the Company’s volatility factor is estimated using the Company’s stock price history and management’s forecast.

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

Fair Value—The fair value of the Company’s stock options granted to employees for the three and six months ended December 31, 2005 and 2004 was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Option Plan Shares
Expected term (in years)	7.0	5.8	7.0	5.9
Volatility	0.70	1.18	0.70	1.20
Expected dividend	0%	0%	0.0%	0.0%
Risk-free interest rate	4.3%	3.4%	4.3%	3.2%
Estimated forfeitures	20%	0%	20%	0%
Weighted-average fair value	$6.75	$2.37	$1.69	$2.21

ESPP Shares
Expected term (in years)	0.5	—	0.5	0.5
Volatility	0.7	—	0.7	0.82
Expected dividend	0%	—	0%	0%
Risk-free interest rate	2.5%	—	2.5%	1.2%
Estimated forfeitures	20%	—	20%	0%
Weighted-average fair value	$1.12	—	$1.12	$2.05

Stock Compensation Expense

Under the provisions of SFAS 123(R), we recorded $618,000 and 1.1 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2005. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At December 31, 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $3.6 million, net of estimated forfeitures of $263,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

The amortization of stock compensation under SFAS 123(R) for the period after our July 1, 2005 adoption is based on the single-option approach.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Avanex’s stock option plans:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2005	19,650,917	$5.08
Granted	666,000	$0.95
Exercised	(146,749)	$0.75
Forfeitures and cancellations	(1,403,273)	$3.22

Outstanding at September 30, 2005	18,766,895	$5.10	7.9	$207

Vested and expected to vest at September 30, 2005	15,095,179	$6.02		$128

Exercisable at September 30, 2005	15,095,179	$6.02		$128

Outstanding at October 1, 2005	18,766,895	$5.10	7.9	$207
Granted	236,500	$0.84
Exercised	(171,174)	$0.86
Forfeitures and cancellations	(2,504,055)	$4.61

Outstanding at December 31, 2005	16,328,166	$5.16	7.7	$1,438

Vested and expected to vest at December 31, 2005	12,927,752	$6.18		$477

Exercisable at December 31, 2005	12,927,752	$6.18		$477

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3.5 million options that were in-the-money at December 31, 2005. During the three and six months ended December 31, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $35,000 and $56,000, respectively, determined as of the date of option exercise. During the three and six months ended December 31, 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $430,000 and $734,000, respectively, determined as of the date of option exercise.

ESPP Information

In connection with the ESPP, on August 16, 2005, 381,832 shares were issued at a weighted-average purchase price per share of $0.80. During the three and six months ended December 31, 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP was $0 and $54,000, respectively. During the three and six months ended December 31, 2004, the aggregate intrinsic value of options exercised under the Company’s ESPP was $0 and $385,000, respectively.

Pro-forma Disclosures

FAS 123(R) requires us to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per-share data):

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net loss, as reported	$(24,351)	$(46,673)
Stock-based employee compensation expense included in reported net loss	157	240
Total stock-based employee compensation expense determined under fair value based methods for all awards	(5,197)	(11,496)

Pro forma net loss	$(29,391)	$(57,929)

Basic and diluted net loss per common share:
As reported	$(0.17)	$(0.32)

Pro forma	$(0.20)	$(0.40)

3. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Inventories consisted of the following (in thousands):

	December 31, 2005	June 30, 2005
Raw materials	$21,096	$20,199
Work-in-process	720	5,208
Finished goods	8,562	10,607

	$30,378	$36,014

In the first six months of fiscal 2006 and 2005, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $4.0 million for both periods. In the first six months of fiscal 2006, the write-down was primarily due to lower than expected demand for certain products, and inventory related to products that we no longer manufacture. Management does not believe it could sell or use this inventory in the future. However, actual product demand may differ from our expectations.

4. Goodwill and Other Intangible Assets

The following table reflects other intangible assets subject to amortization as of the date indicated (in thousands):

	December 31, 2005	June 30, 2005
Purchased technology	$16,165	$16,165
Supply agreement	1,838	1,838
Other	882	882

	18,885	18,885

Less accumulated amortization	(13,358)	(10,199)

	$5,527	$8,686

The estimated future amortization expense as of December 31, 2005 is as follows (in thousands):

Fiscal Year	Amount
2006 (remaining six months)	$2,296
2007	2,676
2008	555

$5,527

Goodwill represents amounts arising from acquisitions that closed in fiscal 2004 and amounted to $9.4 million at December 31, 2005 and June 30, 2005.

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended December 30,		Six Months Ended December 30,
	2005	2004	2005	2004
Balance at beginning of period	$5,243	$5,882	$5,268	$6,125
Accrual for sales during the period	321	895	1,063	1,507
Cost of warranty repair	(116)	(596)	(469)	(1,240)
Adjustment to prior sales (including expirations and changes in estimates)	(812)	(190)	(1,226)	(401)

Balance at end of period	$4,636	$5,991	$4,636	$5,991

6. Financing Arrangements

Senior Convertible Notes

On May 19, 2005 the Company closed a private placement of $35 million of the Company’s 8.0% senior secured convertible notes and warrants to purchase common stock. As described below, on November 8, 2005, certain terms of the May 2005 convertible note financing were amended pursuant to Amendment Agreements entered into between Avanex and each holder of such notes, and the Company issued amended and restated notes and amended and restated warrants. The original notes could be converted into shares of the Company’s common stock at the option of the holder prior to the maturity of the notes on May 19, 2008. The conversion price of the original notes was $1.21, which represented a premium of approximately 10% over the closing price of the Company’s common stock on May 16, 2005. Subject to certain conditions, at any time after May 19, 2007, we could automatically convert all of the outstanding original notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The original warrants provided holders with the right to purchase up to 8,677,689 shares of common stock and were exercisable during the three-year period ending May 19, 2008 at an exercise price of $1.5125 per share, which represented a premium of approximately 35% over the closing price of the Company’s common stock on May 16, 2005. The conversion price of the original notes and the exercise price of the original warrants were each subject to adjustment upon specified events, including a broad-based anti-dilution provision that until October 27, 2005 contained a floor price of $1.1375 (subject to adjustment for stock splits, combinations or similar events). The floor price relating to the original notes and warrants was eliminated upon stockholder approval at the 2005 Annual Meeting of Stockholders on October 27, 2005. Our obligations under the original notes were secured by substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non-U.S. subsidiaries.

The Company assigned a relative fair value of $3.6 million and $31.4 million to the original warrants and original notes, respectively, by using a Black-Scholes model and assuming a historic volatility in the Company’s stock price of 79.5% and a contractual term of three years for the life of the instrument. The relative fair value of the original warrants increased additional paid-in-capital on the balance sheet at June 30, 2005. Interest expense of $5.6 million was prepaid for two years and was recorded in other current assets and other assets. In addition, the Company capitalized $1.9 million related to issuance costs associated with the original notes to be amortized as interest expense over the term of the original notes. The Company reduced additional paid-in-capital by $260,000 related to issuance costs associated with the original warrants.

On November 8, 2005, the Company and each note holder entered into a separate Amendment Agreement (each an “Amendment Agreement” and collectively the

“Amendment Agreements”). Pursuant to each Amendment Agreement, each holder agreed to withdraw the purported default notice, if any, delivered by such holder. In addition, the Company and each holder entered into a mutual release. The Company also agreed to pay to each holder a release amount which, in the aggregate, totaled $3.5 million.

In addition, pursuant to the Amendment Agreement, the Company and each holder agreed to amend and restate such holder’s notes (the “Amended and Restated Notes”), primarily to amend the conversion price to $0.90. The Amended and Restated Notes provide for adjustments for stock splits and similar events.

Pursuant to each Amendment Agreement, the Company and each holder also agreed to amend and restate such holder’s Warrants (the “Amended and Restated Warrants”), primarily to amend the exercise price to $1.13. The Amended and Restated Warrants provide for adjustments for stock splits and similar events. The Amended and Restated Warrants are exercisable for an aggregate of 8,677,689 shares of the Company’s common stock and are exercisable until May 19, 2008.

Pursuant to each Amendment Agreement, the Company and each holder amended certain portions of the Registration Rights Agreement dated as of May 16, 2005 among the Company and the holders. Pursuant to the Registration Rights Agreement, as amended by each Amendment Agreement, the Company on December 2, 2005 filed a registration statement on Form S-3 to cover the resale of the shares issued upon conversion of the Amended and Restated Notes and the Amended and Restated Warrants.

The modification of the convertible notes and attached warrants, as described in the Amendment Agreement and the Amended and Restated Warrants Amended and Restated Warrants, has been accounted for as a debt extinguishment and the issuance of a new debt instrument, in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4.5 million loss, which is comprised of $3.5 million paid to settle the note holders’ default claim, $575,000 of issuance costs and $450,000 of increase in fair value of the warrants, resulting from a reduction in the exercise price.

The modified notes were assigned fair value at November 8, 2005, as follows:

Note principal	$35,000,000
Less:
Unaccreted discount related to fair value of original notes, and original issuance costs	(4,376,000)
Unamortized prepaid interest reclassified as discount	(4,286,000)
Embedded interest rate derivative	(248,000)

Fair value of modified convertible notes	$26,090,000

The Company assigned an increase in fair value of $450,000 to the Amended and Restated Warrants by using a Black-Scholes model and assuming a historic volatility in the Company’s stock price of 79.5% and a contractual term of 2.5 years for the remaining life of the instrument. The fair value of the Amended and Restated Warrants increased additional paid-in-capital on the balance sheet at December 31, 2005 and was included in the $4.5 million loss incurred in the convertible notes modification during the three months ended December 31, 2005.

During the three and six months ended December 31, 2005, amortization of prepaid interest, accretion of notes discount and the increase in the valuation of the warrants prior to their registration totaled $1.4 million and $3.2 million, respectively. Unaccreted discount was $8.3 million at December 31, 2005.

In January and February 2006, $4.3 million of the outstanding Amended and Restated Notes were converted to common stock at the request of convertible note holders. See Note 14 of Notes to Condensed Consolidated Financial Statements.

Other Long-term Obligations and Other

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $865,000 to finance the acquisition of SAP software, which is collateral for the outstanding loan under the agreement. The outstanding balance on the loan of $303,000 was paid off in January 2006.

The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. The capital lease obligations amounted to $1.4 million as of December 31, 2005 and $8.3 million at June 30, 2005 at an interest rate of 7.7% with maturity in fiscal 2007.

The Company’s facilities in Nozay, France are leased from Alcatel. When the Company acquired the business of Alcatel Optronics in August 2003, certain of the Nozay facilities leases were accounted for as capital leases. In October 2005, the Company and Alcatel agreed to revised lease terms, which will provide the following benefits to Avanex: approximately $6.6 million of rent credits to be received in a combination of cash and free rent; allowance for Avanex to exit unneeded space and obtain early termination of leases; and funding by Alcatel of Avanex’s relocation and environmental remediation costs. Due to the related party relationship with Alcatel, and the Company’s obligation to continue to lease facilities from Alcatel through 2012, the $5.3 million remaining capital lease liability will be recognized as a reduction of rent over the remaining lease period, which expires in 2012. Accordingly, we reclassified the remaining capital lease liability to other long-term liabilities at December 31, 2005.

7. Restructuring

A summary of the Company’s restructuring expense and accrued restructuring liability is as follows (in thousands):

Three months ended December 31, 2005

		ACCRUED LIABILITY
	Expense during Quarter Ended December 31, 2005	Balance September 30, 2005	Accrued	Paid	Recovery	Balance December 31, 2005
Non-acquisition Related
Severance benefits
Fiscal 2004 workforce reduction	$—	$698	$—	$(376)	$—	$322
Fiscal 2005 workforce reduction	(796)	17,051	(20)	(6,481)	(992)	9,558
Fiscal 2006 workforce reduction	1,179	598	1,383	(540)	(38)	1,403

Total severance benefits	383	18,347	1,363	(7,397)	(1,030)	11,283
Abandonment of excess facilities	1,657	14,191	1,657	(788)	—	15,060

Total non-acquisition related	2,040	32,538	3,020	(8,185)	(1,030)	26,343

Acquisition-related
Severance benefits	902	3,278	906	(71)	—	4,113

Total restructuring	$2,942	$35,816	$3,926	$(8,256)	$(1,030)	$30,456

Six months ended December 31, 2005

		ACCRUED LIABILITY
	Expense during six months Ended December 31, 2005	Balance June 30, 2005	Accrued	Paid	Recovery	Balance December 31, 2005
Non-acquisition Related
Severance benefits
Fiscal 2004 workforce reduction	$—	$758	$—	$(436)	$—	$322
Fiscal 2005 workforce reduction	(1,462)	25,723	(20)	(14,487)	(1,658)	9,558
Fiscal 2006 workforce reduction	1,860	—	2,053	(612)	(38)	1,403

Total severance benefits	398	26,481	2,033	(15,535)	(1,696)	11,283
Abandonment of excess facilities	1,682	14,892	1,682	(1,514)	—	15,060

Total non-acquisition related	2,080	41,373	3,715	(17,049)	(1,696)	26,343

Acquisition-related
Severance benefits	902	4,804	906	(1,597)	—	4,113

Total restructuring	$2,982	$46,177	$4,621	$(18,646)	$(1,696)	$30,456

The accrued restructuring liability is classified as follows (in thousands):

	Current	Non-current	TOTAL
Accrued severance	$11,510	$3,886	$15,396
Abandonment of excess facilities	5,437	9,623	15,060

	$16,947	$13,509	$30,456

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

During the three months ended December 31, 2005, the Company implemented a workforce reduction plan which will result in eliminating 7 employees at a cost of $1.2 million. This amount was offset by recoveries of $1.0 million from previous workforce restructuring plans in our U.S. operations after it was determined that certain estimated payments were no longer required.

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

8. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31, 2005		Six Months Ended December 31, 2005
	2005	2004	2005	2004
Net loss	$(18,543)	$(24,351)	$(35,466)	$(46,673)
Basic and diluted weighted-average number of shares of common stock outstanding	145,215	144,079	145,199	143,862

Basic and diluted net loss per common share	$(0.13)	$(0.17)	$(0.24)	$(0.32)

During all periods presented, the Company had options and warrants to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 16,328,166 shares of common stock were outstanding at December 31, 2005 and options to purchase 20,420,389 shares of common stock were outstanding at December 31, 2004. Warrants to purchase 8,737,689 shares of common stock were outstanding at December 31, 2005, and warrants to purchase 60,000 shares of common stock were outstanding at December 31, 2004. Senior convertible notes convertible into 38,888,889 shares of common stock were outstanding at December 31, 2005.

9. Related Party Transactions

Alcatel owned shares of Avanex common stock representing 19% of the outstanding shares of Avanex common stock as of February 10, 2006, and as of that date, Corning did not own any shares of Avanex common stock. The Company sells products to and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provide certain administrative and other transitional services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005*	2004	2005	2004
Related party transactions
Sales to related parties	$10,650	$17,308	$23,972	$29,989
Direct material purchases from related parties	920	2,656	2,408	6,155
Administrative and transitional services purchased from related parties	147	1,588	1,692	2,678
Royalty income	—	117	190	186

Amounts due from and due to related parties (in thousands):

	December 31, 2005	June 30, 2005
Due from related parties
Total receivables	$9,238	$15,357
Receivables originating at date of acquisition of related parties, included in above	—	1,710
Due to related parties	1,550	1,549

At December 31, 2005, Corning no longer owned shares in Avanex. As a result, we have not included transactions with Corning in the related party disclosure for the three months ended December 31, 2005.

At June 30, 2005, the receivables due from related parties originating at the date of acquisition were amounts owed by Alcatel contractually payable to the Company subsequent to the original transaction. Additionally, amounts were due from Corning related to warranty repairs of optical products sold by Corning prior to the acquisition.

Addendums to Agreements with Alcatel

On October 28, 2005, the Company and Alcatel and certain of its subsidiaries entered into a First Addendum to the Transitional Service Agreement, which is an addendum to the Transitional Service Agreement between Alcatel and the Company dated as of July 31, 2003. Pursuant to this addendum, the Company has agreed to consolidate its operations in Nozay, France, into fewer buildings leased from Alcatel. Alcatel has agreed to pay all costs associated with the relocation. In connection with the relocation, the Company and Alcatel have agreed to amend their currently existing lease agreement for the Nozay, France facilities (and in certain circumstances, to enter into a lease agreement for the Marcoussis, France facility) expiring in 2012. In addition, Alcatel has agreed to apply a credit to the Company of approximately $5.7 million against rent and associated facilities costs for a period of 12 months from August 1, 2005, and to apply a credit to the Company of approximately $950,000 against rent for an additional six months from August 1, 2006. The rent credits granted by Alcatel began August 1, 2005. However, because the agreement was negotiated in October 2005, the effects of the agreement began in the three months ending December 31, 2005. Prior to the Nozay facilities lease modification, the lease had been accounted for as a capital lease in accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”). Subsequent to the lease modification, the Company reassessed the lease in accordance with SFAS 13, and due to changes in the terms, the lease is now classified as an operating lease. Due to the related party relationship with Alcatel, and the Company’s obligation to continue to lease facilities from Alcatel through 2012, the $5.3 million remaining capital lease liability will be recognized as a reduction of rent over the remaining lease period, which expires in 2012. Accordingly, we reclassified the remaining capital lease liability to other long-term liabilities at December 31, 2005.

On October 28, 2005, the Company and Alcatel entered into a First Addendum to the Supply Agreement, which is an addendum to the Supply Agreement between Alcatel and the Company dated as of July 31, 2003. Pursuant to this addendum, the Company and Alcatel have agreed to enter into a two-year supply agreement from October 5, 2005 to

October 5, 2007. In connection with the addendum, Alcatel agreed to advance Avanex France S.A., the Company’s French subsidiary, an aggregate of approximately $6.0 million, to be offset against future products ordered from Avanex or Avanex France, of which approximately $2.4 million was paid in November 2005 and approximately $3.6 million was paid in January 2006. In accordance with a modification to the First Addendum that Avanex and Alcatel entered into in December 2005, the Company credited the $1.2 million against accounts receivable from Alcatel as of December 31, 2005. Of the remaining $4.8 million, $1.2 million was received in November 2005 and $3.6 million was received in January 2006. The unapplied amounts will be creditable at various dates in the third quarter of fiscal 2006 and fiscal 2007.

In connection with these transactions, Alcatel has also agreed with the Company to certain restrictions on Alcatel’s ability to sell shares of common stock of the Company held by Alcatel. Specifically, Alcatel agreed that it would not sell any of the approximately 28.3 million shares of common stock of the Company that it held as of October 31, 2005 until December 31, 2005. From January 1, 2006 through June 30, 2006, Alcatel will be permitted to sell one-third of such 28.3 million shares, and from July 1, 2006 through December 31, 2006, Alcatel will be permitted to sell another one-third of such 28.3 million shares. After January 1, 2007, Alcatel will no longer be subject to such selling restrictions. Notwithstanding such selling restrictions, Alcatel is free to sell any of its shares if the sales price was at least $2.00 per share.

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

Revenue by geographical area (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
North America	$15,277	42%	$17,546	42%	$35,868	46%	$30,563	39%
Rest of the World	20,848	58%	24,322	58%	41,490	54%	47,103	61%

	$36,125	100%	$41,868	100%	$77,358	100%	$77,666	100%

Long-lived assets by geographical area (in thousands):

	December 31, 2005	June 30, 2005
Property, plant and equipment
U.S.	$4,258	$3,959
Non-U.S.	2,488	4,653

	$6,746	$8,612

For the three and six months ended December 31, 2005 and 2004, sales to customers that comprised 10% or more of revenue were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Company A*	29%	41%	31%	38%
Company B*		—	11%	—

	29%	41%	42%	38%

*	Including sales to each customer’s contract manufacturer.

11. Litigation

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

12. Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Our adoption of SFAS 153 on July 1, 2005 did not have a material effect on our consolidated financial position or results of operations for the three or six months ended December 31, 2005.

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

13. Subsequent Events

In January and February 2006, $4.3 million of the outstanding Amended and Restated Notes were converted to common stock at the request of convertible note holders.

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

Like many of our competitors, restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization through the downsizing of our workforce and the abandonment of excess facilities. As of December 31, 2005 our accrued restructuring liability was $30.5 million. Of that amount, $16.9 million is expected to be paid within the next 12 months.

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

Interest and Other Income. Interest and other income consists primarily of interest earned from the investment of our cash and cash equivalents and short-term investments. In the three months ended December 31, 2005, other income also included a gain on the extinguishment of a capital lease.

Interest and Other Expense. Interest and other expense consists of interest expense associated with borrowings under our senior secured convertible notes, capital lease obligations, equipment loans and foreign currency exchange rate loss, and the loss incurred in the three months ended December 31, 2005 on the modification of our 8% senior secured convertible notes due 2008. Interest expense includes the amortization of debt issuance costs, which includes the value of warrants issued in connection with the senior secured convertible notes.

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

Liquidity. During the six months ended December 31, 2005 and 2004, we incurred net losses of $35.5 million and $46.7 million, respectively, and our balance of cash, cash equivalents and unrestricted short-term investments declined from $65.7 million at June 30, 2005 to $41.1 million at December 31, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in our current configuration is dependent on our improving operational cash flow and securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as an ongoing enterprise.

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

Stock-based Compensation. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation.

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

SFAS 142, “Goodwill and Other Intangible Assets,” prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the enterprise level. As of June 30, 2005 the fair value of the enterprise, which was determined based on our current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$36,125	100.0%	$41,868	100.0%	$77,358	100.0%	$77,666	100.0%
Cost of revenue	33,207	91.9%	44,305	105.8%	72,314	93.5%	81,046	104.4%

Gross margin (loss)	2,918	8.1%	(2,437)	-5.8%	5,044	6.5%	(3,380)	-4.4%

Research and development	5,452	15.1%	8,036	19.2%	12,579	16.3%	16,282	21.0%
Sales and marketing	2,783	7.7%	4,512	10.8%	6,571	8.5%	8,893	11.5%
General and administrative	3,841	10.6%	4,046	9.7%	9,115	11.8%	9,045	11.6%
Amortization of intangibles	1,385	3.8%	1,242	3.0%	3,150	4.1%	2,481	3.2%
Restructuring	2,942	8.1%	5,441	13.0%	2,982	3.9%	8,029	10.3%
(Gain) loss on disposal of property and equipment	(775)	-2.1%	(1,476)	-3.5%	(768)	-1.0%	(1,476)	-1.9%

Total operating expenses	15,628	43.3%	21,801	52.1%	33,629	43.5%	43,254	55.7%
Interest and other income	379	1.0%	427	1.0%	930	1.2%	1,171	1.5%
Interest and other expense	(6,212)	-17.2%	(540)	-1.3%	(7,811)	-10.1%	(1,210)	-1.6%

Net loss	$(18,543)	-51.3%	$(24,351)	-58.2%	$(35,466)	-45.8%	$(46,673)	-60.1%

Net Revenue

Net revenue for the quarter ended December 31, 2005 was $36.1 million, which represents a decrease of $5.7 million, or 14%, from net revenue of $41.9 million for the quarter ended December 31, 2004. The decrease in net revenue was primarily due to operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

Net revenue for the six months ended December 31, 2005 was $77.4 million, which represents a decrease of $308,000, or 0.4%, from net revenue of $77.7 million for the six months ended December 31, 2004. The decrease in net revenue was due to the factors described in the previous paragraph.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. For the three and six months ended December 31, 2005 and 2004, sales to customers that each comprised 10% or more of sales were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Company A*	29%	41%	31%	38%
Company B*		—	11%	—

	29%	41%	42%	38%

*	Including sales to each customer’s contract manufacturer.

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

Net revenue from sales to customers outside North America accounted for $20.8 million, or 58%, and $24.3 million, or 58%, for the quarters ended December 31, 2005 and 2004, respectively.

Net revenue from sales to customers outside North America accounted for $41.5 million, or 54%, and $47.1 million, or 61%, for the six months ended December 31, 2005 and 2004, respectively.

Cost of Revenue

Cost of revenue for the quarter ended December 31, 2005 was $33.2 million, compared to $44.3 million for the quarter ended December 31, 2004, a decrease of $11.1 million. The decrease was due to lower shipments and the result of outsourcing most of our manufacturing to contract manufacturers, which reduced our direct labor and manufacturing overhead costs.

Cost of revenue for the six months ended December 31, 2005 was $72.3 million, compared to $81.0 million for the six months ended December 31, 2004, a decrease of $8.7 million. The decrease was primarily due to our outsourcing most of our manufacturing to contract manufacturers, which reduced our direct labor and manufacturing overhead costs.

In the quarter ended December 31, 2005, we sold $22,000 of inventory previously written-off. In the quarter ended December 31, 2004, we sold inventory previously written-off with original cost totaling $148,000 due to unforeseen demand for such inventory. For the six months ended December 31, 2005 and December 31, 2004, we sold inventory previously written-off with original cost totaling $270,000 and $562,000, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates. Cost of revenue in the quarters ended December 31, 2005 and 2004 was also offset by $812,000 and $190,000, respectively, for reductions of the pre-existing warranty accrual. Cost of revenue in the six months ended December 31, 2005 and 2004 was also offset by $1.2 million and $401,000, respectively, for reductions of our pre-existing warranty accrual.

Our gross margin percentage improved to 8% for the quarter ended December 31, 2005 from negative 6% for the quarter ended December 31, 2004. Our gross margin percentage improved to 7% for the six months ended December 31, 2005 from negative 4% for the six months ended December 31, 2004. These improvements were primarily due to outsourcing most of our manufacturing to contract manufacturers. For the three months ended December 31, 2005 and December 31, 2004, respectively, we recorded write-downs of $2.0 million and $3.9 million for excess and obsolete inventory. For the six months ended December 31, 2005 and December 31, 2004, respectively, we recorded write-downs of $4.0 million for excess and obsolete inventory in each period.

We continue to experience low gross margins primarily due to a combination of intense price competition and the underutilization of our manufacturing facilities in France and Italy. We have in the past incurred and may in the future incur additional costs as we continue to transition to lower-cost contract manufacturers. Our gross margins are and will be primarily affected by changes in mix of products sold including inventory items with low product costs, manufacturing volume, changes in market prices, product demand, inventory write-offs, consumption of previously written-off inventory, warranty costs and product yield. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margin percentage as a result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses were $5.5 million for the quarter ended December 31, 2005, which is a decrease of $2.6 million from expenses of $8.0 million for the quarter ended December 31, 2004. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our research and development expenses through cost reduction programs, including reducing headcount and reducing product development program costs by integrating our sites. As a percentage of revenue, research and development expenses decreased to 15% for the quarter ended December 31, 2005 from 19% in the quarter ended December 31, 2004. Research and development expenses were $12.6 million for the six months ended December 31, 2005, which is a decrease of $3.7 million from expenses of $16.3 million for the six months ended December 31, 2004. As a percentage of revenue, research and development expenses decreased to 16% for the six months ended December 31, 2005 from 21% in the six months ended December 31, 2004. We expect our research and development expenses in the third quarter of fiscal 2006 to be approximately the same as our research and development expenses for the second quarter of fiscal 2006 as a percentage of revenue. We are in the process of moving certain research and development activities to a new facility in Shanghai, China, to reduce overall research and development costs. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expense will not increase in future quarters.

Sales and Marketing

Sales and marketing expenses were $2.8 million for the quarter ended December 31, 2005, which is a decrease of $1.7 million from expenses of $4.5 million for the quarter ended December 31, 2004. As a percentage of revenue, sales and marketing expenses decreased to 8% in the quarter ended December 31, 2005 from 11% in the quarter ended December 31, 2004. Sales and marketing expenses were $6.6 million for the six months ended December 31, 2005, which is a decrease of $2.3 million from expenses of $8.9 million for the six months ended December 31, 2004. As a percentage of revenue, sales and marketing expenses decreased to 8% in the six months ended December 31, 2005 from 11% in the six months ended December 31, 2004. The decrease in sales and marketing expense during these periods was due to reduced headcount, lower travel expenses and reduced sales promotion expenses. We expect our quarterly sales and marketing expenses in the third quarter of fiscal 2006 to be approximately the same as our sales and marketing expenses for the second quarter of fiscal 2006 as a percentage of revenue. Despite our continued efforts to reduce expenses, there can be no assurance that our sales and marketing expense will not increase in future quarters.

General and Administrative

General and administrative expenses were $3.8 million for the quarter ended December 31, 2005, a decrease of $205,000 from expenses of $4.0 million for the quarter ended December 31, 2004. As a percentage of revenue, general and administrative expenses increased to 11% in the quarter ended December 31, 2005 from 10% in the quarter ended December 31, 2004. General and administrative expenses were $9.1 million for the six months ended December 31, 2005, an increase of $70,000 from expense of $9.0 million for the six months ended December 31, 2004. As a percentage of revenue, general and administrative expenses were 12% in the six months ended December 31, 2005 and December 31, 2004. During the six months ended December 31, 2005, we increased spending on accounting staffing to strengthen our internal controls and experienced an increase in audit-related expenses as compared to the prior year period. We expect our general and administrative expenses in the third quarter of fiscal 2006 to be approximately the same as our research and development expenses for the second quarter of fiscal 2006 as a percentage of revenue. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expense will not increase in future quarters.

Amortization of Intangibles

The balance of intangibles on our consolidated balance sheet as of December 31, 2005 was $5.5 million arising from the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. Amortization of these intangible assets was $1.4 million and $1.2 million for the quarters ended December 31, 2005 and 2004, respectively. Amortization of these intangible assets was $3.2 million for the six months ended December 31, 2005, which is an increase of $669,000 from $2.5 million for the six months ended December 31, 2004. The increases were due to revised estimates that shortened the remaining useful lives of our intangible assets. Of the increase for the six month period, approximately $481,000 was related to intangible assets developed by the business units of Alcatel and Corning that we acquired in 2003, and the remainder was related to our acquired intangible assets.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

Total restructuring expense for the three and six months ended December 31, 2005 was as follows, (in thousands):

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Severance expense for employees included in new restructuring plans	$2,301	$2,971
Abandoned facilities	1,657	1,682
Share-based payments expense for employees included in restructuring plans	16	27
Recovery of amounts previously accrued for employee severance	(1,032)	(1,698)

	$2,942	$2,982

During the first six months of fiscal 2006, we approved work force reduction plans that will result in the termination of an additional 38 employees in order to reduce operating expenses and improve our cost structure. The costs associated with this restructuring consist of severance costs, which we estimate to be $1.8 million. The latest terminations are expected to be completed by May 2006, with final payments in December 2006. In addition, other previously announced workforce reduction plans are in progress, including plans in connection with our fiscal 2004 acquisitions of the optical components businesses of Alcatel and Corning. Total accrued liabilities in connection with our restructuring plans were $30.5 million at December 31, 2005, of which $15.4 million was for accrued severance, and $15.1 million was for two abandoned facilities with contractual lease obligations. The severance liabilities are expected to be paid through January 2013, and the facilities liability is expected to be fully paid in 2010, when the leases expire.

Stock-based Compensation

Stock-based compensation expense was $618,000 in the quarter ended December 31, 2005, compared to $157,000 in the year earlier period. Such expense was $1.1 million in the six months ended December 31, 2005, compared to $240,000 in the year earlier period. The increases were due to our adoption of SFAS 123R on July 1, 2005. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Gain on disposal of property and equipment

Gain on disposal of property and equipment was $775,000 in the quarter ended December 31, 2005, which was a reduction of $701,000 from $1.5 million in the quarter ended December 31, 2004. Gain on disposal of property and equipment was $768,000 for the six months ended December 31, 2005, which was a reduction of $708,000 from $1.5 million in the six months ended December 31, 2004.

Interest and Other Income

Interest and other income decreased by $48,000 to $379,000 in the quarter ended December 31, 2005 from $427,000 in the quarter ended December 31, 2004. Interest and other income decreased by $241,000 to $930,000 in the six months ended December 31, 2005 from $1.2 million in the six months ended December 31, 2004. This decrease was primarily due to lower balances of invested funds.

Interest and Other Expense

Interest and other expense increased by $5.7 million to $6.2 million in the quarter ended December 31, 2005 from $540,000 in the quarter ended December 31, 2004. Interest and other expense increased by $6.6 million to $7.8 million in the six months ended December 31, 2005 from $1.2 million in the six months ended December 31, 2004. The increases were primarily due to a $4.5 million loss in connection with modifications to our 8% senior convertible notes in November 2005, and higher interest expense resulting from the original issuance of the 8% senior convertible notes in May 2005.

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

On May 19, 2005, we issued an aggregate of $35 million principal amount of 8.0% senior secured convertible notes due 2008 in a private placement to institutional investors. Net proceeds, after $2.1 million in issuance costs and two years of prepaid interest in the amount of $5.6 million, were $27.3 million. On November 8, 2005, certain terms of the May 2005 convertible note financing were amended pursuant to amendment agreements entered into between Avanex and each holder of such notes, and we issued amended and restated notes and amended and restated warrants to such holders. The amended and restated notes are convertible into shares of common stock at a price of $0.90 per share, subject to adjustment upon specified events, including a broad-based anti-dilution provision that until January 27, 2006 contained a floor price of $0.7279 (subject to adjustment for stock splits, combinations or similar events). The floor price was eliminated upon receipt of stockholder approval of the issuance of the common stock underlying the amended and restated notes at the Special Meeting of Stockholders held on January 27, 2006. Avanex’s obligations under the amended and restated notes are secured by substantially all of the assets of Avanex, substantially all of the assets of the domestic subsidiaries of Avanex, a pledge of all capital stock of the domestic subsidiaries of Avanex, and a pledge of 65% of the capital stock of the non-U.S. subsidiaries of Avanex. In addition, Avanex’s obligations under the amended and restated notes are guaranteed by its domestic subsidiaries. Pursuant to each Amendment Agreement, the Company and each holder also agreed to amend and restate such holder’s warrants, primarily to amend the exercise price to $1.13. For more information regarding the convertible note financing, see Note 6 of Notes to Condensed Consolidated Financial Statements.

As of December 31, 2005 we had $13.8 million of cash and cash equivalents and $27.4 million of short-term investments, for a total of $41.1 million.

Net cash used in operating activities was $25.6 million in the six months ended December 31, 2005 and consisted primarily of a net loss of $35.5 million and restructuring-related payments of $15.4 million, partially offset by an increase in accounts payable of $6.8 million and a decrease in receivables from related parties of $6.1 million.

Net cash provided by investing activities was $13.5 million in the six months ended December 31, 2005, consisting primarily of maturities of short-term investments of $11.6 million and proceeds from sales of property and equipment of $2.3 million.

Net cash used in financing activities was $773,000 in the six months ended December 31, 2005, consisting of debt and capital lease payments of $1.3 million, partially offset by proceeds from the issuance of stock to employees under stock option and stock purchase plans of $501,000.

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

During the six months ended December 31, 2005 and 2004, we incurred net losses of $35.5 million and $46.7 million, respectively, and our balance of cash, cash equivalents and unrestricted short-term investments declined from $65.7 million at June 30, 2005 to $41.1 million at December 31, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in our current configuration is dependent on our improving operational cash flow and securing additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as an ongoing enterprise.

We believe that we will be able to improve our operating performance during the remainder of fiscal 2006 as we continue to realize savings resulting from our restructuring efforts, which have significantly reduced our workforce. Furthermore, the continued transfer and centralization of our manufacturing operations to lower-cost geographic regions such as Bangkok, Thailand, should reduce our overall costs and the portion of costs that are fixed.

On October 25, 2005 and November 2, 2005, the Company filed Current Reports on Form 8-K announcing the receipt of letters from certain holders of the Company’s 8.0% senior secured convertible notes and warrants to purchase common stock asserting the existence of an event of default under the notes. On November 8, 2005, the Company and each note holder settled the matter that involved, among other things, payments of $3.5 million in the aggregate to such note holders. See Note 6 of Notes to Condensed Consolidated Financial Statements.

On October 28, 2005, Avanex and Alcatel entered into two agreements that will materially benefit the Company’s liquidity and capital resources. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Our contractual obligations and commitments at December 31, 2005 have been summarized in the tables below (in thousands):

	Contractual Obligations Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Short-term debt	$313	$—	$—	$—	$313
Capital lease obligations	1,369	—	—	—	1,369
Operating leases	5,375	12,260	11,201	2,277	31,113
Accrued severance	11,510	2,747	850	289	15,396
Senior secured convertible notes	—	37,800	—	—	37,800
Unconditional purchase obligations	37,199	—	—	—	37,199

	$55,766	$52,807	$12,051	$2,566	$123,190

We have unconditional purchase obligations to certain of our suppliers and contract manufacturers that support our ability to manufacture our products. As of December 31, 2005, we had approximately $37.2 million of purchase obligations, of which $130,000 was to related parties, none of which is included on our balance sheet in accounts payable.

Under operating and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $5.5 million and $9.6 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of December 31, 2005.

The outstanding balance on the short-term debt was paid off in January 2006.

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

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS 153 on July 1, 2005 did not have a material effect on our consolidated financial position or results of operations for the three or six months ended December 31, 2005.

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

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of $654.9 million. Also, for the quarter and the six months ended December 31, 2005, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. In addition, our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse Semiconductor have increased our operating losses. These factors may impair our ability to continue as a going concern.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, debt securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. Although we have implemented cost reduction programs during the past several years, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel, Corning and Vitesse have substantially increased the rate at which Avanex uses its cash resources. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability. This may impair our ability to continue as a going concern.

If we do not reduce costs and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the quarter ended December 31, 2005, the six months ended December 31, 2005, and the fiscal year ended June 30, 2005, our gross margin as a percent of revenue was positive 8%, positive 7% and negative 3%, respectively. During fiscal 2005 and 2004, our gross margin percentage was negative 3% and negative 25%, respectively. Because a significant portion of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales could negatively impact our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

We are working to minimize fixed costs through the extensive use of contract manufacturing and the relocation of most of our manufacturing operations to a central facility in Bangkok, Thailand. While this is an accepted model of manufacturing in many electronic industries, the use of this model is relatively untested within the optical industry. As such, we may face execution issues during the implementation period including difficulties managing our supply chain and deliveries to our customers. From a financial viewpoint, should these difficulties occur, we could see negative impacts to revenue, gross margin and inventory levels. For example, we experienced a shortfall in revenue during the quarter ended December 31, 2005, partly as the result of operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

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

We may have difficulty obtaining additional capital.

During the six months ended December 31, 2005 and 2004, we incurred net losses of $35.5 million and $46.7 million, respectively, and our balance of cash, cash equivalents and unrestricted short-term investments declined from $65.7 million at June 30, 2005 to $41.1 million at December 31, 2005. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise in our current configuration is dependent on us securing additional funding. We have serious concerns that the proceeds from the recent private placement in May 2005 and our existing cash balances will not be sufficient to fund our operations for the next twelve months, and as a result, we expect to need to secure additional funding to finance our operations. It may be difficult for us to raise additional capital if and when it is required. In addition, the holders of the notes issued in the recent private placement have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments, which could make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

Compliance with new rules and regulations concerning hazardous materials may be costly and time-consuming, and may result in increased costs and a reduction in, or changes in the timing of, our expected revenues.

We are in the process of implementing programs to comply with newly enacted Restrictions on Hazardous Substances, or RoHS, regulations that require certain manufacturers, such as Avanex, to eliminate hazardous substances (e.g., lead, cadmium, mercury, etc.) from the commercial products that are sold to customers in the European Union and Japan. These new rules become effective in 2006. Transitioning our products from non-compliant to RoHS-compliant is a complex, costly, and time-consuming process. During the transition, we face several risks, including, but not limited to, risks that we will be unable to successfully develop RoHS compliant alternatives for our existing non-RoHS compliant products, that we will be unable to complete the transition in a timely manner, and that the costs associated with this development effort will be higher than originally anticipated. In addition, we face the risk that, in order to minimize any exposure to excess non-RoHS compliant inventories, our customers, may reduce their inventory levels from historical levels. While we expect that, once the transition is complete, our customers would restore their inventories back to historical levels, such action by our customers and/or distributors could result in a reduction in expected revenue in the third and fourth quarter of fiscal 2006 due to the timing of these inventory level adjustments. Lastly, we also face the risk that, in transitioning our products to comply with these new regulations, we could ourselves be left with excess quantities of non-RoHS compliant inventory for which an excess and obsolete inventory reserve would be required. If any of these risks materialize, our revenues, results of operations, and financial position could be harmed.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	the mix of our products sold, including inventory items with low product costs;

•	our ability to control expenses;

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity through our contract manufacturers;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processing solutions and products, including competitors with substantially greater resources than we have;

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

•	new product introductions that may result in increased research and development expenses and sales and marketing expenses that are incurred in one quarter, with revenues, if any, that are not recognized until a subsequent or later quarter;

•	the unpredictability of customer demand and difficulties in meeting such demand;

•	costs associated with, and the outcome of, any litigation to which we are a party; and

•	customer perception of our financial condition and resulting effects on our orders and revenue.

For example, we experienced a shortfall in revenue during the quarter ended December 31, 2005, partly as the result of operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of June 30, 2005, management identified several control deficiencies that constitute material weaknesses. As more fully described below and in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005, as of June 30, 2005, our management concluded that we did not maintain effective controls over the following:

•	Company-level controls, including insufficient technical accounting expertise, very high employee turnover, and a significant number of late post-close journal entries;

•	Controls at our subsidiary location in Nozay, France;

•	Review procedures over general ledger journal entries;

•	Controls over the disbursement of funds;

•	Controls over inventory procurement;

•	Controls over income tax provision; and

•	Controls over stock option administration.

Our management determined that these control deficiencies could result in the misstatement of any reported line item in our balance sheet or in our statement of operations, which could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of June 30, 2005. See Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005. During the first six months of fiscal 2006, we began rectifying the material weaknesses described in our 2005 Form 10-K; however, as of December 31, 2005, we have not completed the remediation of any of these material weaknesses. See Part I, Item 4 below. In addition, we recently commenced operations in China and Thailand and are currently in the process of documenting internal controls over financial reporting in such locations; however, we have not yet begun the process of testing and evaluating such controls.

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

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, since October 1, 2004, our common stock has closed as low as $0.62 and as high as $3.55 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel owned shares of Avanex common stock representing 19% of the outstanding shares of Avanex common stock as of February 10, 2006, and as of that date, Corning no longer held shares of Avanex common stock. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. Certain restrictions on transfer continue to apply to Alcatel. From January 1, 2006 through June 30, 2006, Alcatel is permitted to sell one-third of its remaining shares, and from July 1, 2006 through December 31, 2006, Alcatel is permitted to sell another one-third of its remaining shares. After January 1, 2007, Alcatel will no longer be subject to such selling restrictions. Notwithstanding such selling restrictions, Alcatel is free to sell any of its shares if the sales price was at least $2.00. If Alcatel or our other stockholders, including our convertible note holders, sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

If the investors in our May 2005 financing (certain terms of which were amended in November 2005) convert their notes or exercise their warrants, it will have a dilutive effect upon our stockholders.

In May 2005 we issued notes and warrants to certain institutional investors and in November 2005 certain terms of such convertible note financing were amended. Pursuant to the terms of the amended and restated notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at a conversion price of $0.90, subject to broad-based anti-dilution provisions. The anti-dilution provisions also provide for an adjustment for stock splits and certain other situations specified in the notes. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants are exercisable for a term of 3 years at an exercise price of $1.13 per share, subject to broad-based anti-dilution provisions similar to the provisions set forth in the notes. If the institutional investors convert the notes or exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. For example, in January and February 2006, we issued 4,777,781 shares of common stock upon conversion of $4.3 million principal amount of notes. If the institutional investors were to convert the remaining unconverted notes in full at the current conversion price we would be obligated to issue an additional 34,111,108 shares of common stock, and if such investors were to exercise the warrants in full at the current exercise price we would be obligated to issue 8,677,689 shares of common stock, for an aggregate of 42,788,797 shares of common stock. Such shares represent 22% of the outstanding shares of Avanex common stock (assuming such conversion and exercise) as of February 10, 2006. Because the conversion price of the notes and the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

We substantially increased our outstanding indebtedness with the issuance of senior convertible notes and we may not be able to pay our debt and other obligations.

In May 2005 we issued notes in the aggregate principal amount of $35 million in a private placement to certain institutional investors. As of February 10, 2006 $23.4 million remained outstanding under the notes, net of prepaid interest that is carried as note discount. The notes accrue interest at a rate of 8% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash, and with interest for the first two years pre-paid to such investors on the closing of the transaction. By issuing the notes we increased our indebtedness substantially. In addition, the holders of the notes have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments. Upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights. An event of default would occur under the notes for a number of reasons, including our failure to pay when due any principal, interest or late charges on the notes, certain defaults on our indebtedness, certain events of bankruptcy and our breach or failure to perform certain representations and obligations under the notes. Upon the occurrence of an event of default, our obligations under the notes may become due and payable in accordance with the terms thereof, and the investors will have the right to proceed against the security interest granted in the collateral described below. Our obligations under the notes are secured by substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non-U.S. subsidiaries, or collateral. In addition, the Registrant’s obligations under the notes are guaranteed by its domestic subsidiaries.

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

We sell our products primarily to a few large customers in the telecommunications industry. One customer (including sales to its contract manufacturers) accounted for an aggregate of 29% of our net revenue for the quarter ended December 31, 2005. Two customers (including sales to their contract manufacturers) accounted for an aggregate of 31% and 11%, respectively, of our net revenue for the six months ended December 31, 2005. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

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

The period of time between our initial contact with certain of our customers and the receipt of an actual purchase order from such customers often spans a time period of six to nine months, and sometimes longer. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products. While our customers are evaluating our products before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. For example, one of our largest customers has required us to perform extensive and lengthy evaluation and testing of a proposed product. After such extensive work, we failed to be designed-in for that product. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry and write off excess inventory. Even if we receive an order, if we are required to add additional manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline.

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

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments have resulted in, and in the future could result in, a number of financial consequences, including without limitation:

•	potentially dilutive issuances of equity securities;

•	reduced cash balances and related interest income;

•	higher fixed expenses which require a higher level of revenues to maintain gross margins;

•	the incurrence of debt and contingent liabilities;

•	restructuring actions, which could result in charges that have a material effect on our results of operations and our financial position;

•	loss of customers, suppliers, distributors, licensors or employees of the acquired company;

•	amortization expenses related to intangible assets; and

•	large, one-time write-offs.

Acquisitions may involve numerous other risks, such as integration and operational risks.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue because of our revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margins and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected manufacturing yields could delay product shipments and further impair our gross margins. We experienced a shortfall in revenue during the quarter ended December 31, 2005, partly as the result of operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

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

We use a rolling three-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. In addition, due to increased outsourcing, our procurement lead times have lengthened, which can result in higher inventory levels and greater risk of excess and obsolete inventory. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2005, and June 30, 2004, were primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. We have recorded $60.1 million of excess and obsolete inventory write-offs from our inception through December 31, 2005. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

We rely on a limited number of outsourced manufacturers to manufacture a substantial majority of our components, subassemblies and finished products. In particular, one contract manufacturer, Fabrinet, currently manufactures products the sale of which constitutes a significant majority of our net revenue. We intend to develop further our relationships with these manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies, and possibly a substantial portion of our finished products, in the future. The qualification of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents, and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may lose existing or potential customers. In fact, we experienced a shortfall in revenue during the quarter ended December 31, 2005, partly as the result of operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

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

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. In August 2004, we hired a new President and Chief Executive Officer, who also recently was named as Chairman of the Board, and in September 2005 we hired a new Chief Financial Officer. In addition, we have recently made other significant changes in our executive and management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, several of our executive officers left Avanex in fiscal 2005 and fiscal 2006, including two chief financial officers and our chief operating officer. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

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

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, results of operations and cash flows. For example, in the three months ended December 31, 2005, we received letters from certain holders of our convertible notes asserting the existence of an event of default under the notes. On November 8, 2005, we entered into a separate Amendment Agreement with each holder whereby each holder agreed to withdraw the purported default notice, if any, delivered by such holder. We also agreed to pay to each holder a release amount which, in the aggregate, totaled $3.5 million.

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

In addition, Alcatel owned shares of Avanex common stock representing 19% of the outstanding shares of Avanex common stock as of February 10, 2006, and as of that date, Corning did not own any shares of Avanex common stock. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel is generally required to vote on all matters as recommended by the board of directors of Avanex, except for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

The following table summarizes average interest rate and fair market value of the short-term securities held by Avanex (in thousands), which were classified as available-for-sale at December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Amortized cost	$34,406	$47,527
Fair market value	34,217	47,044
Average interest rate	2.5%	2.4%

The interest rate on our $35 million principal amount convertible notes due 2008 is fixed at 8.0%. Accordingly, we believe that we have an insignificant interest rate risk exposure on this security.

We have one equipment loan with a fixed rate of interest of 5.2%, with aggregate remaining principal and interest payments of $313,000 as of December 31, 2005. The outstanding balance on the loan was paid off in January 2006.

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at December 31, 2005 would have led to an additional profit of approximately $820,000 (dollar strengthening), or an additional loss of approximately $820,000 (dollar weakening) on our net dollar position in outstanding trade payables and receivables. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005.

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because we have not completed the remediation of the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005 (“2005 Form 10-K”).

As discussed in more detail in our 2005 Form 10-K, as of June 30, 2005, our management concluded that we did not maintain effective controls over the following:

•	Company-level controls, including insufficient technical accounting expertise, very high employee turnover, and a significant number of late post-close journal entries;

•	Controls at our subsidiary location in Nozay, France;

•	Review procedures over general ledger journal entries;

•	Controls over the disbursement of funds;

•	Controls over inventory procurement;

•	Controls over income tax provision; and

•	Controls over stock option administration.

During the first quarter of fiscal 2006, we began remediating the material weaknesses described in our 2005 Form 10-K, as discussed below. However, as of December 31, 2005 we have not completed the remediation of any of these material weaknesses.

Changes in internal controls over financial reporting

Our management is treating the material weaknesses identified above very seriously and has undertaken the following actions to remediate them:

•	Implemented enhanced procedures for the preparation and review of financial statements and the review of account reconciliations, analyses and journal entries;

•	Prepared and reviewed in depth analyses concerning non-standard accounting transactions;

•	Implemented and followed certain checklists to help monitor steps performed and completed; and

•	We have begun to reduce our reliance on temporary consultants by hiring permanent staff with the requisite technical accounting skills, especially in the areas of corporate accounting and external financial reporting. The hiring of full time staff will provide the necessary stability required for an effective control environment.

In addition, we intend to undertake the following additional actions:

•	We intend to de-emphasize our activities at Nozay, France in fiscal 2006. The restructuring of Nozay, France will substantially eliminate most shipping and receiving activities. This, in turn, will change the requirements for many financial controls. We intend to design and implement financial controls appropriate for the restructured site during fiscal 2006;

•	We intend to design and implement more rigorous controls over the preparation and review of our income tax provision and disclosures;

•	We intend to design and implement more rigorous controls over our stock option administration;

•	We intend to design and implement more rigorous controls over the disbursement of funds to ensure that we follow our written disbursements policy; and

•	We intend to design and implement more rigorous controls over the purchase of inventory to ensure that we follow our policy.

These changes are part of our overall program which management intends to complete by June 30, 2006.

During the second quarter ended December 31, 2005, management concluded that there was a material weakness resulting from design deficiencies in controls over cut-off procedures for revenue recognition resulting in a more than remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. The design deficiency of controls was due to changes in operations relating to our transfer of manufacturing to a contract manufacturer. Management has implemented changes in operational procedures as well as, additional management review procedures to strengthen the internal controls over revenue cut-off.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on October 27, 2005. All matters voted on were approved. The results are as follows:

PROPOSAL I

The following individuals were elected to the Board of Directors to serve a three-year term as Class II directors:

	For	Authority Withheld
Joel A. Smith III	128,957,264	819,530
Susan Wang	128,987,849	788,945

In addition, the terms of office of the following directors continued after the meeting: Greg Dougherty, Jo S. Major, Jr., Todd Brooks (subsequently retired from the Board of Directors in January 2006), and Vinton Cerf.

PROPOSAL II

The proposal to approve the elimination of the floor price limitations from the anti-dilution provisions of each of the Company’s Senior Secured Convertible Notes and related Warrants to purchase Common Stock:

For	Against	Abstained	Non Votes
46,307,252	10,163,001	183,959	73,122,582

PROPOSAL III

The proposal to approve Avanex’s amended 1998 Stock Plan so that awards granted thereunder can continue to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code:

For	Against	Abstained	Non Votes
54,164,162	2,069,630	420,420	73,122,582

PROPOSAL IV

The proposal to ratify the appointment of Deloitte & Touche LLP as Avanex’s independent registered public accounting firm for the fiscal year ending June 30, 2006:

For	Against	Abstained	Non Votes
128,929,327	742,323	105,144	0

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	First Addendum to the Transitional Service Agreement between the Registrant and Alcatel.

10.2	First Addendum to the Supply Agreement between the Registrant and Alcatel.

10.3*	Avanex Corporation 1998 Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 2, 2005).

10.4	Form of Amendment Agreement, dated as of November 8, 2005, between Avanex and each investor named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

10.5	Form of Amended and Restated Notes (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K file November 9, 2005).

10.6	Form of Amended and Restated Warrants (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

10.7	Acknowledgment and Ratification (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

10.8	Description of Restrictions on Alcatel’s Sale of Common Stock of the Company (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed November 10, 2005).

10.9*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.10*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.11	Amendment to the First Addendum to the Supply Agreement between the Registrant and Alcatel.

10.12†	Volume Supply Agreement between the Registrant and Fabrinet.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/S/ TONY RILEY
Tony Riley
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date:	February 14, 2006