Form 10-Q
period 2006-03-31
AVANEX CORP
filed 2006-05-10
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

There were 203,970,337 shares of the Company’s Common Stock, par value $.001 per share, outstanding on May 5, 2006.

AVANEX CORPORATION

FORM 10-Q

2 of 50

PART I — FINANCIAL INFORMATION

ITEM 1 —	Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$18,019	$26,811
Restricted cash and investments	6,570	8,165
Short-term investments	57,475	38,929
Accounts receivable (net of allowance for doubtful accounts of $2,040 and $1,992 at March 31, 2006 and June 30, 2005, respectively)	22,979	22,788
Inventories, net	30,059	36,014
Due from related parties	10,285	15,357
Other current assets	15,100	20,645

Total current assets	160,487	168,709
Property and equipment, net	6,143	8,612
Intangibles, net	4,147	8,686
Goodwill	9,408	9,408
Other assets	1,826	4,241

Total assets	$182,011	$199,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,944	$28,251
Accrued compensation	7,557	10,741
Accrued warranty	4,413	5,268
Due to related parties	4,589	1,549
Other accrued expenses and deferred revenue	8,311	12,230
Current portion of long-term obligations and convertible note	1,074	2,910
Current portion of accrued restructuring	11,335	32,040

Total current liabilities	72,223	92,989
Long-term liabilities:
Accrued restructuring	12,549	14,137
Long-term convertible note	6,124	29,408
Other long-term obligations and other	11,610	9,374

Total liabilities	102,506	145,908

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized; 201,044,225 and 144,939,807 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	201	145
Additional paid-in capital	738,584	667,923
Deferred compensation	—	(353)
Accumulated other comprehensive income	5,799	5,478
Accumulated deficit	(665,079)	(619,445)

Total stockholders’ equity	79,505	53,748

Total liabilities and stockholders’ equity	$182,011	$199,656

See accompanying notes.

3 of 50

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenue:
Third parties	$30,652	$27,480	$84,038	$75,157
Related parties	9,476	12,837	33,448	42,826

Total net revenue	40,128	40,317	117,486	117,983
Cost of revenue:
Cost of revenue except for direct material purchases from related parties*	38,392	39,172	108,298	114,063
Direct material purchases from related parties	93	2,214	2,501	8,369

Total cost of revenue	38,485	41,386	110,799	122,432

Gross profit (loss)	1,643	(1,069)	6,687	(4,449)

Operating expenses:
Research and development*	5,189	8,663	17,768	24,945
Sales and marketing*	2,988	4,163	9,559	13,056
General and administrative:
Third parties*	4,321	2,788	12,035	9,155
Related parties	(130)	1,598	1,271	4,276
Amortization of intangibles	1,386	1,242	4,536	3,723
Restructuring*	155	14	3,137	8,043
Gain on disposal of property and equipment	(2,486)	(410)	(3,254)	(1,886)

Total operating expenses	11,423	18,058	45,052	61,312

Loss from operations	(9,780)	(19,127)	(38,365)	(65,761)
Interest and other income	1,213	498	2,143	1,669
Interest and other expense	(1,600)	(257)	(9,411)	(1,467)

Net loss	$(10,167)	$(18,886)	$(45,633)	$(65,559)

Basic and diluted net loss per common share	$(0.06)	$(0.13)	$(0.30)	$(0.46)

Weighted-average number of shares used in computing basic and diluted net loss per common share	158,246	144,468	149,643	144,064

*	Share-based payments expense included in the above amounts:

4 of 50

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Cost of revenue	$110	$—	$139	$—
Research and development	416	38	709	157
Sales and marketing	130	15	219	46
General and administrative	571	—	1,193	90
Restructuring	15	—	42	—

Total stock-based compensation	$1,242	$53	$2,302	$293

Comprehensive loss for the three and nine months ended March 31, 2006 and 2005 was as follows, (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(10,167)	$(18,886)	$(45,633)	$(65,559)
Foreign currency translation (loss) gain	(287)	(102)	(82)	546
Unrealized gain on short-term investments	226	—	403	—

	$(10,228)	$(18,988)	$(45,312)	$(65,013)

See accompanying notes.

5 of 50

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(45,633)	$(65,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(3,091)	(1,886)
Depreciation and amortization	4,471	7,058
Amortization of intangibles	4,538	3,723
Stock-based compensation	2,302	293
Provision for doubtful accounts and sales returns	322	649
Loss and interest expense in connection with convertible notes modification	4,761	—
Non cash interest expense	1,744	—
Write-down of excess and obsolete inventory	5,929	4,780
Reduction in fair value of investment	403	—
Changes in operating assets and liabilities:
Accounts receivable	(382)	(3,736)
Inventories	530	(4,488)
Other current assets	6,858	450
Other assets	(62)	1,417
Due to/from related parties	10,596	(2,184)
Accounts payable	5,309	1,158
Accrued compensation	(3,025)	(262)
Accrued restructuring	(22,160)	(13,073)
Accrued warranty	(853)	(290)
Other accrued expenses and deferred revenue	(6,117)	693

Net cash used in operating activities	(33,560)	(71,257)

INVESTING ACTIVITIES:
Purchases of investments	(48,130)	(41,805)
Maturities of investments	29,584	100,957
Decrease in restricted cash	1,595	—
Purchases of property and equipment	(2,311)	(2,895)
Proceeds from sale of property and equipment	3,112	2,924

Net cash provided by (used in) investing activities	(16,150)	59,181

FINANCING ACTIVITIES:
Payments on long-term debt and capital lease obligations	(1,817)	(3,784)
Payments in connection with convertible notes modification	(4,075)	—
Proceeds from short-term borrowings	—	31,219
Payments on short-term borrowings	—	(31,065)
Proceeds from issuance of common stock, net of repurchases	46,695	1,276

Net cash provided by (used in) financing activities	40,803	(2,354)

6 of 50

	Nine Months Ended March 31,
	2006	2005
Effect of exchange rate changes on cash	115	759
Net increase (decrease) in cash and cash equivalents	(8,792)	(13,671)
Cash and cash equivalents at beginning of period	26,811	21,637

Cash and cash equivalents at end of period	$18,019	$7,966

Supplemental Information:
Cash paid during the period for interest expense	$105	$404

Non-cash investing and financing activities:
Property and equipment acquired under capital lease	—	2,271

Warrants-related charges	686	—

See accompanying notes.

7 of 50

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006, and for the three and nine months ended March 31, 2006 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2006, the consolidated operating results for the three and nine months ended March 31, 2006 and 2005, and the consolidated cash flows for the nine months ended March 31, 2006 and 2005. The consolidated results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2006.

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

The Company’s balance of cash, cash equivalents and unrestricted short-term investments increased from $65.7 million at June 30, 2005 to $75.5 million at March 31, 2006, due primarily to the sale in March 2006 of 24,075,000 shares of its common stock for net proceeds of $44.7 million. During the nine months ended March 31, 2006 and 2005, the Company incurred net losses of $45.6 million and $65.6 million, respectively. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

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

8 of 50

In addition, the unrecognized expense of awards not yet vested at the July 1, 2005 date of adoption is recognized in net loss in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) was not material, because amortization of options granted prior to adoption was based on the single-option approach.

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

Expected Volatility—The fair value of stock-based payments made prior to July 1, 2005 was based on the Black-Scholes valuation method with a volatility factor based on the Company’s stock price history. Commencing in periods ending after June 30, 2005, the Company’s volatility factor is estimated using the Company’s stock price history and management’s forecast.

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

Fair Value—The fair value of the Company’s stock options granted to employees for the three and nine months ended March 31, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Option Plan Shares
Expected term (in years)	7.00	6.68	7.00	5.89
Volatility	85.0%	80.0%	78.4%	119.1%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.86%	3.00%	4.59%	3.15%
Weighted-average fair value	$1.66	$0.98	$1.21	$2.17

ESPP Shares
Expected term (in years)	2.00	0.50	2.00	0.50
Volatility	85.0%	79.0%	77.5%	80.4%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.69%	2.60%	4.36%	2.30%
Weighted-average fair value	$2.59	$0.68	$1.37	$0.73

9 of 50

Stock Compensation Expense

Under the provisions of SFAS 123(R), we recorded $1.2 million and $2.3 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $7.8 million, net of estimated forfeitures of $2.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.

The amortization of stock compensation under SFAS 123(R) for the period after our July 1, 2005 adoption is based on the single-option approach.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Avanex’s stock option plans:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2005	19,650,917	$5.08
Granted	666,000	$0.95
Exercised	(146,749)	$0.75
Forfeitures and cancellations	(1,403,273)	$3.22

Outstanding at September 30, 2005	18,766,895	$5.10	7.9	$207

Vested and expected to vest at September 30, 2005	18,032,551	$6.02		$153

Exercisable at September 30, 2005	15,095,179	$6.02		$128

Outstanding at October 1, 2005	18,766,895	$5.10	7.9	$207
Granted	236,500	$0.84
Exercised	(171,174)	$0.86
Forfeitures and cancellations	(2,504,055)	$4.61

Outstanding at December 31, 2005	16,328,166	$5.16	7.7	$1,438

Vested and expected to vest at December 31, 2005	15,648,083	$6.18		$577

Exercisable at December 31, 2005	12,927,752	$6.18		$477

Outstanding at January 1, 2006	16,328,166	$5.16	7.7	$1,438
Granted	1,132,450	$2.13
Exercised	(795,347)	$1.72
Forfeitures and cancellations	(2,660,827)	$5.61

Outstanding at March 31, 2006	14,004,442	$5.02	7.7	$10,497

Vested and expected to vest at March 31, 2006	13,401,747			$4,845

Exercisable at March 31, 2006	9,986,476			$3,610

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3.3 million options that were in-the-money at March 31, 2006. During the three and nine months ended March 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $333,000 and $390,000, respectively, determined as of the date of option exercise. During the three and nine months ended March 31, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $116,000 and $850,000, respectively, determined as of the date of option exercise.

10 of 50

During the three and nine months ended March 31, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $116,000 and $850,000, respectively, determined as of the date of option exercise.

ESPP Information

In connection with the ESPP, on February 15, 2006, 206,599 shares were issued at a weighted-average purchase price per share of $0.80. During the three and nine months ended March 31, 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP was $89,000 and $143,000, respectively. During the three and nine months ended March 31, 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP was $303,000 and $688,000, respectively.

Pro-forma Disclosures

SFAS 123(R) requires us to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per-share data):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
Net loss, as reported	$(18,886)	$(65,559)
Stock-based employee compensation expense included in reported net loss	53	293
Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,505)	(14,001)

Pro forma net loss	$(21,338)	$(79,267)

Basic and diluted net loss per common share:
As reported	$(0.13)	$(0.46)

Pro forma	$(0.15)	$(0.55)

Weighted-average number of shares used in computing basic and diluted net loss per common share	144,468	144,064

3. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis). Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2006	2005
Raw materials	$19,249	$20,199
Work-in-process	1,205	5,208
Finished goods	9,605	10,607

	$30,059	$36,014

In the first nine months of fiscal 2006 and 2005, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $5.7 million and $4.8 million, respectively. In the first nine months of fiscal 2006, the write-down was primarily due to lower than expected demand for certain products, and inventory related to products that

11 of 50

we no longer manufacture. Included in the $5.7 million write-down during the first nine months of fiscal 2006 is a write-down of $951,000 for inventory we have estimated that we will not be able to use due to new European Union RoHS regulations. Management does not believe it could sell or use this inventory in the future. However, actual product demand may differ from our expectations.

4. Goodwill and Other Intangible Assets

The following table reflects other intangible assets subject to amortization as of the date indicated (in thousands):

	March 31, 2006	June 30, 2005
Purchased technology	$16,165	$16,165
Supply agreement	1,838	1,838
Other	882	882

	18,885	18,885
Less accumulated amortization	(14,738)	(10,199)

	$4,147	$8,686

The estimated future amortization expense as of March 31, 2006 is as follows (in thousands):

Fiscal Year	Amount
2006 (remaining three months)	$911
2007	2,681
2008	555

$4,147

Goodwill represents amounts arising from acquisitions that closed in fiscal 2004 and amounted to $9.4 million at March 31, 2006 and June 30, 2005.

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$4,636	$5,991	$5,268	$6,125
Accrual for sales during the period	412	548	1,475	2,055
Cost of warranty repair	(110)	(240)	(579)	(1,480)
Adjustment to prior sales for changes in estimates	(525)	(380)	(1,751)	(781)

Balance at end of period	$4,413	$5,919	$4,413	$5,919

12 of 50

6. Financing Arrangements

Securities Purchase Agreement

On March 6, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain buyers who were parties to the Purchase Agreement (the “Investors”) for the sale of 24,075,000 registered shares of common stock at a price per share of $2.00 for an aggregate purchase price of approximately $48,150,000. The Investors also received warrants to purchase up to an aggregate of 7,222,500 shares of common stock at an exercise price of $2.73 per share, subject to adjustment for antidilution, exercisable on and after September 9, 2006 and on or before March 9, 2010.

The number of shares deliverable upon exercise of the warrants and the exercise price of the warrants are each subject to adjustment whenever we issue or sell certain of our equity securities for a consideration per share less than a price equal to the applicable exercise price of the warrants, provided, however, that unless we receive shareholder approval as provided in the Purchase Agreement, the exercise price for the warrants shall not be lower than $2.47 per share.

The net proceeds from the sale of the shares of common stock were $44.7 million, after deducting a placement fee and the Company’s offering expenses. In addition, if the warrants issued to the Investors are exercised in full for cash, the Company will receive an additional $18.5 million in net proceeds. The Company intends to use the net proceeds from the sale of securities in connection with the offering for general corporate purposes and working capital requirements. Pending their ultimate use, the Company has invested the net proceeds in money market funds, commercial paper and governmental and non-governmental debt securities with maturities of up to five years.

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

13 of 50

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

Pursuant to each Amendment Agreement, the Company and each holder amended certain portions of the Registration Rights Agreement dated as of May 16, 2005. The Company on December 2, 2005 filed a registration statement on Form S-3 to cover the resale of the shares issued upon conversion of the Amended and Restated Notes and the Amended and Restated Warrants.

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

The modified notes were assigned fair value at November 8, 2005, as follows:

Note principal	$35,000,000
Less:
Unaccreted discount, issuance costs and prepaid interest	(8,662,000)
Embedded interest rate derivative	(248,000)

Fair value of modified convertible notes	$26,090,000

The Company assigned an increase in fair value of $450,000 to the Amended and Restated Warrants by using a Black-Scholes model and assuming a historic volatility in the Company’s stock price of 79.5% and a contractual term of 2.5 years for the remaining life of the instrument. The fair value of the Amended and Restated Warrants increased additional paid-in-capital on the balance sheet at December 31, 2005 and was included in the $4.5 million loss incurred in the convertible notes modification during the quarter ended December 31, 2005.

During the three and nine months ended March 31, 2006, amortization of prepaid interest, accretion of notes discount and the increase in the valuation of the warrants prior to their registration totaled $851,000 and $3.6 million, respectively. Unaccreted discount was $1.6 million at March 31, 2006.

During the quarter ended March 31, 2006, holders of $27.3 million of the outstanding Amended and Restated Notes converted to common stock. At March 31, 2006, the notes balance was $7.7 million at face value, and $6.1 million net of unaccreted discount. Subsequent to March 31, 2006, certain notes holders converted additional notes into common shares; see Note 13 of Notes to Condensed Consolidated Financial Statements.

14 of 50

Other Long-term Obligations and Other

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $865,000 to finance the acquisition of SAP software, which is collateral for the outstanding loan under the agreement. The outstanding balance on the loan was fully repaid in January 2006.

The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. The capital lease obligations amounted to $1.1 million as of March 31, 2006 and $8.3 million at June 30, 2005 at an interest rate of 7.7% with maturity in fiscal 2007.

The Company’s facilities in Nozay, France are leased from Alcatel. When the Company acquired the business of Alcatel Optronics in August 2003, certain of the Nozay facilities leases were accounted for as capital leases. In October 2005, the Company and Alcatel agreed to revised lease terms, which will provide the following benefits to Avanex: approximately $6.6 million of rent credits to be received in a combination of cash and free rent; allowance for Avanex to exit unneeded space and obtain early termination of leases; and funding by Alcatel of Avanex’s relocation and environmental remediation costs. Due to the related party relationship with Alcatel, and the Company’s obligation to continue to lease facilities from Alcatel through 2012, the $5.3 million Nozay facilities capital lease liability at October 1, 2005 is being recognized as a reduction of rent over the remaining lease period, which will end in 2012. Accordingly, we reclassified the remaining capital lease liability to other long-term liabilities at December 31, 2005.

7. Restructuring

A summary of the Company’s restructuring expense and accrued restructuring liability is as follows (in thousands):

Three months ended March 31, 2006

	Expense during Quarter Ended March 31, 2006	ACCRUED LIABILITY
		Balance December 31, 2005	Accrued	Paid	Recovery	Balance March 31, 2006
Non-acquisition Related
Severance benefits
Fiscal 2004 workforce reduction	$239	$322	$247	$—	$—	$569
Fiscal 2005 workforce reduction	53	9,558	53	(5,228)	—	4,383
Fiscal 2006 workforce reduction	175	1,403	171	(481)	(10)	1,083

Total severance benefits	467	11,283	471	(5,709)	(10)	6,035
Abandonment of excess facilities	—	15,060	—	(803)	—	14,257

Total non-acquisition related	467	26,343	471	(6,512)	(10)	20,292

Acquisition-related
Severance benefits	(312)	4,113	—	(209)	(312)	3,592

Total restructuring	$155	$30,456	$471	$(6,721)	$(322)	$23,884

15 of 50

Nine months ended March 31, 2006

	Expense during nine months Ended March 31, 2006	ACCRUED LIABILITY
		Balance June 30, 2005	Accrued	Paid	Recovery	Balance March 31, 2006
Non-acquisition Related
Severance benefits
Fiscal 2004 workforce reduction	$239	$758	$247	$(436)	$—	$569
Fiscal 2005 workforce reduction	(1,409)	25,723	33	(19,715)	(1,658)	4,383
Fiscal 2006 workforce reduction	2,035	—	2,224	(1,093)	(48)	1,083

Total severance benefits	865	26,481	2,504	(21,244)	(1,706)	6,035
Abandonment of excess facilities	1,682	14,892	1,682	(2,317)	—	14,257

Total non-acquisition related	2,547	41,373	4,186	(23,561)	(1,706)	20,292

Acquisition-related
Severance benefits	590	4,804	906	(1,806)	(312)	3,592

Total restructuring	$3,137	$46,177	$5,092	$(25,367)	$(2,018)	$23,884

The accrued restructuring liability is classified as follows (in thousands):

	Current	Non-current	TOTAL
Accrued severance	$5,839	$3,788	$9,627
Abandonment of excess facilities	5,496	8,761	14,257

	$11,335	$12,549	$23,884

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

During the quarter ended March 31, 2006, the Company implemented a workforce reduction plan which resulted in eliminating 4 employees at a cost of $171,000. This amount was offset by recoveries of $322,000 from previous workforce restructuring plans due to changes in estimates.

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

8. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(10,167)	$(18,886)	$(45,633)	$(65,559)

Basic and diluted weighted-average number of shares of common stock outstanding	158,246	144,468	149,643	144,064

Basic and diluted net loss per common share	$(0.06)	$(0.13)	$(0.30)	$(0.46)

16 of 50

During all periods presented, the Company had options and warrants to purchase common stock outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Options to purchase 14.0 million shares of common stock were outstanding at March 31, 2006 and options to purchase 19.3 million shares of common stock were outstanding at March 31, 2005. Warrants to purchase 16.0 million shares of common stock were outstanding at March 31, 2006, and warrants to purchase 60,000 shares of common stock were outstanding at March 31, 2005. Senior convertible notes convertible into 8.6 million shares of common stock were outstanding at March 31, 2006.

9. Related Party Transactions

Alcatel owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock as of May 5, 2006. The Company sells products to and purchases raw materials and components from Alcatel in the regular course of business. Additionally, Alcatel provides certain administrative and other transitional services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Related party transactions
Sales to related parties	$9,476	$12,837	$33,448	$42,826
Direct material purchases from related parties	93	2,214	2,501	8,369
Administrative and transitional services purchased from related parties; fiscal 2006 amounts include facilities rent credits	(130)	1,598	1,271	4,276
Royalty income	—	160	190	346

Amounts due from and due to related parties (in thousands):

	March 31, 2006	June 30, 2005
Due from related parties
Total receivables	$10,285	$15,357
Receivables originating at date of acquisition of related parties, included in above	—	1,710
Due to related parties	4,589	1,549

Prior to Corning’s sales of its Avanex shares in November and December 2005, Corning held 7.4% of Avanex’s outstanding shares. As of December 31, 2005, Corning no longer owned shares in Avanex. As a result, we have not included transactions with Corning in the related party disclosure for the second and third quarters of fiscal year 2006.

At June 30, 2005, the receivables due from related parties originating at the date of acquisition were amounts owed by Alcatel contractually payable to the Company subsequent to the original transaction. Additionally, amounts were due from Corning related to warranty repairs of optical products sold by Corning prior to the acquisition.

Addendums to Agreements with Alcatel

On October 28, 2005, the Company and Alcatel and certain of its subsidiaries entered into a First Addendum to the Transitional Service Agreement, between Alcatel and the Company dated as of July 31, 2003. Pursuant to this addendum, the Company has agreed to consolidate its operations in Nozay, France, into fewer buildings leased from Alcatel. Alcatel has agreed to pay all costs associated with the relocation. In connection with the relocation, the Company and Alcatel have agreed to amend their currently existing lease agreement for the Nozay, France facilities (and in certain circumstances, to enter into a lease agreement for the Marcoussis, France facility) expiring in 2012. In addition, Alcatel agreed to apply a credit to the Company of approximately $5.7 million

17 of 50

against rent and associated facilities costs for a period of 12 months from August 1, 2005, and to apply a credit to the Company of approximately $950,000 against rent for an additional six months from August 1, 2006. The rent credits granted by Alcatel began August 1, 2005. However, because the agreement was negotiated in October 2005, the effects of the agreement began in the second quarter of fiscal 2006. Prior to the Nozay facilities lease modification, the lease had been accounted for as a capital lease in accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”). Subsequent to the lease modification, the Company reassessed the lease in accordance with SFAS 13, and due to changes in the terms, the lease is now classified as an operating lease. Due to the related party relationship with Alcatel, and the Company’s obligation to continue to lease facilities from Alcatel through 2012, both the rent credits and the $5.3 million remaining capital lease liability will be recognized as a reduction of rent over the remaining lease period, which expires in 2012. The benefit of the rent credits during the quarter ended March 31, 2006 was approximately $490,000. Amortization of the reclassified capital lease liability during the quarter ended March 31, 2006 was approximately $390,000. This rent credit offsetting rent payments equals $130,000 for the three months ended March 31. 2006. Accordingly, we reclassified the remaining capital lease liability pro-rata to other long-term liabilities at December 31, 2005.

On October 28, 2005, the Company and Alcatel entered into a First Addendum to the Supply Agreement, between Alcatel and the Company dated as of July 31, 2003. The Company and Alcatel have agreed to enter into a two-year supply agreement from October 5, 2005 to October 5, 2007. In addition, Alcatel agreed to advance Avanex France S.A., the Company’s French subsidiary, an aggregate of approximately $6.0 million, to be offset against future products ordered from Avanex or Avanex France, of which approximately $2.4 million was paid in November 2005 and approximately $3.6 million was paid in January 2006. In accordance with a modification to the First Addendum that Avanex and Alcatel entered into in December 2005, the Company credited the $1.8 million against accounts receivable from Alcatel as of March 31, 2006. The unapplied amounts of $4.2 million will be creditable at various dates in the fourth quarter of fiscal 2006 and during fiscal 2007.

In connection with these transactions, Alcatel has also agreed with the Company to certain restrictions on Alcatel’s ability to sell shares of common stock of the Company held by Alcatel. As of May 5, 2006, Alcatel owned 28,295,868 shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock.

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

Revenue by geographical area (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
North America	$18,499	46%	$16,010	40%	$54,367	46%	$46,573	39%
Rest of the World	21,629	54%	24,307	60%	63,119	54%	71,410	61%

	$40,128	100%	$40,317	100%	$117,486	100%	$117,983	100%

18 of 50

Long-lived assets by geographical area (in thousands):

Property, plant and equipment	March 31, 2006	June 30, 2005
U.S.	$4,057	$3,959
Non-U.S.	2,086	4,653

	$6,143	$8,612

For the three and nine months ended March 31, 2006 and 2005, sales to customers (including sales to each customer’s contract manufacturer) that comprised 10% or more of revenue were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Company A	24%	32%	28%	36%
Company B	13%		12%
Company C	10%	10%
Company D		13%

	47%	55%	40%	36%

11. Litigation

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the court granted in part and denied in part in an order dated February 19, 2003. The court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the court. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows. Management does not believe that the outcome will have a material impact on the Company’s financial condition, results of operations or cash flows.

19 of 50

12. Recent Accounting Pronouncements

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or SFAS 154. SFAS 154 changes the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

13. Subsequent Events

During the period from April 1, 2006 through May 5, 2006, $2.2 million at face value and $1.7 million net of unaccreted discount of the outstanding Amended and Restated Notes were converted to 2.4 million shares of common stock at the request of convertible note holders.

20 of 50

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

Like many of our competitors, restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization through the downsizing of our workforce and the abandonment of excess facilities. As of March 31, 2006 our accrued restructuring liability was $23.9 million. Of that amount, $11.3 million is expected to be paid within the next 12 months.

The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we had opened an operations center in Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region. Although we have relocated most of our manufacturing operations to reduce our production costs, we expect to undertake additional actions to further reduce those costs and improve our gross margins. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expectations.

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

Cost of Revenue. Our cost of revenue consists of costs of components and raw materials, direct labor, warranty, manufacturing overhead, payments to our contract manufacturers, and inventory write-offs for obsolete and excess

21 of 50

inventory. We rely on a single or limited number of suppliers to manufacture some key components and raw materials used in our products.

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

Interest and Other Expense. Interest and other expense consists of interest expense associated with borrowings under our 8% senior secured convertible notes, capital lease obligations, equipment loans and foreign currency exchange rate loss, and the loss incurred in the three months ended December 31, 2005 on the modification of our 8% senior secured convertible notes.

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

22 of 50

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

Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets. We review long-lived assets other than goodwill and indefinite lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in our market value or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets other than goodwill we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If circumstances arise that cause these estimates or their related assumptions to change in the future we may be required to record additional impairment charges for these assets.

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

23 of 50

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

Restructuring. We have recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to employee separation costs and abandonment of excess equipment and facilities and potential costs. Actual costs may differ from these estimates or our estimates may change. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, costs associated with restructuring activities have been recognized when they are incurred. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring programs, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions. Should real estate market conditions deteriorate and result in increased vacancy rates, our estimate of restructuring expenses may have to be increased.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$40,128	100%	$40,317	100%	$117,486	100%	$117,983	100%
Cost of revenue	38,485	96%	41,386	103%	110,799	94%	122,432	104%

Gross margin (loss)	1,643	4%	(1,069)	-3%	6,687	6%	(4,449)	-4%
Research and development	5,189	13%	8,663	21%	17,768	15%	24,945	21%
Sales and marketing	2,988	7%	4,163	10%	9,559	8%	13,056	11%
General and administrative	4,191	10%	4,386	11%	13,306	11%	13,431	11%
Amortization of intangibles	1,386	3%	1,242	3%	4,536	4%	3,723	3%
Restructuring	155	0%	14	0%	3,137	3%	8,043	7%
Gain on disposal of property and equipment	(2,486)	-6%	(410)	-1%	(3,254)	-3%	(1,886)	-2%

Total operating expenses	11,423	28%	18,058	45%	45,052	38%	61,312	52%
Interest and other income	1,213	3%	498	1%	2,143	2%	1,669	1%
Interest and other expense	(1,600)	-4%	(257)	-1%	(9,411)	-8%	(1,467)	-1%

Net loss	$(10,167)	-25%	$(18,886)	-47%	$(45,633)	-39%	$(65,559)	-56%

24 of 50

Net Revenue

Net revenue for the quarter ended March 31, 2006 was $40.1 million, which represents a decrease of $189,000, from net revenue of $40.3 million for the quarter ended March 31, 2005.

Net revenue for the nine months ended March 31, 2006 was $117.5 million, which represents a decrease of $497,000, from net revenue of $118.0 million for the nine months ended March 31, 2005.

To date, a substantial portion of our sales has been concentrated with a limited number of customers. For the three and nine months ended March 31, 2006 and 2005, sales to customers (including sales to each customer’s contract manufacturer) that each comprised 10% or more of sales were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Company A	24%	32%	28%	36%
Company B	13%		12%
Company C	10%	10%
Company D		13%

	47%	55%	40%	36%

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

Net revenue from sales to customers outside North America accounted for $21.6 million, or 54%, and $24.3 million, or 60%, for the quarters ended March 31, 2006 and 2005, respectively.

Net revenue from sales to customers outside North America accounted for $63.1 million, or 54%, and $71.4 million, or 61%, for the nine months ended March 31, 2006 and 2005, respectively.

Cost of Revenue and Gross Margin (Loss)

Cost of revenue for the quarter ended March 31, 2006 was $38.5 million, compared to $41.4 million for the quarter ended March 31, 2005, a decrease of $2.9 million. The decrease was primarily due to our outsourcing most of our manufacturing to contract manufacturers, which reduced our direct labor and manufacturing overhead costs.

Cost of revenue for the nine months ended March 31, 2006 was $110.8 million, compared to $122.4 million for the nine months ended March 31, 2005, a decrease of $11.6 million. The decrease was primarily due to our outsourcing most of our manufacturing to contract manufacturers, which reduced our direct labor and manufacturing overhead costs.

For the three months ended March 31, 2006 and 2005, respectively, we recorded write-downs of $1.7 million and $800,000 for excess and obsolete inventory. For the nine months ended March 31, 2006 and 2005, respectively, we recorded write-downs of $5.7 million and $4.8 million for excess and obsolete inventory. For the three months ended March 31, 2006 we also incurred $1.1 million of inventory scrap charges. The increases in inventory write-downs and

25 of 50

scrap charges were due to excess inventory, which resulted from lower demand than we had previously expected for some of our products; and obsolete inventory, which resulted from new European Union RoHS regulations that will restrict the use of certain hazardous substances that are used in the manufacturing of our and our competitors’ products; and the discontinuation of certain products that we have replaced with newer designs.

In the quarter ended March 31, 2006, we did not sell inventory previously written-off. In the quarter ended March 31, 2005, we sold inventory previously written-off with original cost totaling $43,000 due to unforeseen demand for such inventory. For the nine months ended March 31, 2006 and 2005, we sold inventory previously written-off with original cost totaling $270,000 and $605,000, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates.

Cost of revenue in the quarters ended March 31, 2006 and 2005 was also offset by $525,000 and $380,000, respectively, for reductions of the pre-existing warranty accrual. Cost of revenue in the nine months ended March 31, 2006 and 2005 was also offset by $1.8 million and $781,000, respectively, for reductions of our pre-existing warranty accrual. The warranty credits were due to lower than previously expected product returns during the warranty period, which led us to reduce our remaining estimated liability.

Our gross margin percentage improved to 4% for the quarter ended March 31, 2006 from negative 3% for the quarter ended March 31, 2005. Our gross margin percentage improved to 6% for the nine months ended March 31, 2006 from negative 4% for the nine months ended March 31, 2005. These improvements were primarily due to outsourcing most of our manufacturing to contract manufacturers.

We continue to experience low gross margins due primarily to intense price competition and the underutilization of our manufacturing facilities in France and Italy. We have in the past incurred and may in the future incur additional costs as we continue to transition to lower-cost contract manufacturers. Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margins as the result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses were $5.2 million for the quarter ended March 31, 2006, which is a decrease of $3.5 million from expenses of $8.7 million for the quarter ended March 31, 2005. Since the acquisition of the optical components businesses of Alcatel and Corning, we have decreased our research and development expenses through cost reduction programs, including the reduction of headcount in the United Stated and France and eliminating overlapping product development program functions as we continue to integrate our sites. As a percentage of revenue, research and development expenses decreased to 13% for the quarter ended March 31, 2006 from 21% in the quarter ended March 31, 2005. Research and development expenses were $17.7 million for the nine months ended March 31, 2006, which is a decrease of $7.2 million from expenses of $24.9 million for the nine months ended March 31, 2005. As a percentage of revenue, research and development expenses decreased to 15% for the nine months ended March 31, 2006 from 21% in the nine months ended March 31, 2005. We expect our research and development expenses in the fourth quarter of fiscal 2006 to be approximately the same as our research and development expenses for the third quarter of fiscal 2006 as a percentage of revenue. We are in the process of relocating certain research and development activities to a new lower cost facility in Shanghai, China, to reduce overall research and development costs. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expense will not increase in future quarters.

Sales and Marketing

Sales and marketing expenses were $3.0 million for the quarter ended March 31, 2006, which is a decrease of $1.2 million from expenses of $4.2 million for the quarter ended March 31, 2005. As a percentage of revenue, sales and marketing expenses decreased to 7% in the quarter ended March 31, 2006 from 10% in the quarter ended March 31, 2005. Sales and marketing expenses were $9.6 million for the nine months ended March 31, 2006, which is a decrease of $3.5 million from expenses of $13.1 million for the nine months ended March 31, 2005. As a percentage of revenue, sales and marketing expenses decreased to 8% in the nine months ended March 31, 2006 from 11% in the nine months ended

26 of 50

March 31, 2005. The decreases in sales and marketing expense were primarily due to reduced headcount and were secondarily due to reduced sales promotion expenses. We expect our quarterly sales and marketing expenses in the fourth quarter of fiscal 2006 to be approximately the same as our sales and marketing expenses for the third quarter of fiscal 2006 as a percentage of revenue. Despite our continued efforts to reduce expenses, there can be no assurance that our sales and marketing expense will not increase in future quarters.

General and Administrative

General and administrative expenses were $4.2 million for the quarter ended March 31, 2006, a decrease of $195,000 from expenses of $4.4 million for the quarter ended March 31, 2005. As a percentage of revenue, general and administrative expenses decreased to 10% in the quarter ended March 31, 2006 from 11% in the quarter ended March 31, 2005. General and administrative expenses were $13.3 million for the nine months ended March 31, 2006, a decrease of $125,000 from expenses of $13.4 million for the nine months ended March 31, 2005. As a percentage of revenue, general and administrative expenses were 11% in both the nine months ended March 31, 2006 and March 31, 2005. We expect our general and administrative expenses in the fourth quarter of fiscal 2006 to be approximately the same as our general and administrative expenses for the third quarter of fiscal 2006 as a percentage of revenue. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expense will not further increase in future quarters.

Amortization of Intangibles

The balance of intangibles on our consolidated balance sheet as of March 31, 2006 was $4.1 million arising from the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse. Amortization of these intangible assets was $1.4 million and $1.2 million for the quarters ended March 31, 2006 and 2005, respectively. Amortization of these intangible assets was $4.5 million for the nine months ended March 31, 2006, which is an increase of $813,000 from $3.7 million for the nine months ended March 31, 2005. The increases were due to revised estimates of the remaining useful lives of our intangible assets. Of the increase for the nine months period, approximately $533,000 was related to intangible assets developed by the business units of Alcatel and Corning that we acquired in 2003, and the remainder was related to other acquired intangible assets.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

Total restructuring expense for the three and nine months ended March 31, 2006 was as follows, (in thousands):

	Three Months Ended March 31,	Nine Months Ended March 31,
	2006	2006
Severance expense for employees included in new restructuring plans and changes in estimates for previous restructuring plans	$462	$3,431
Abandoned facilities	—	1,682
Stock-based payments expense for employees included in restructuring plans	15	42
Recovery of amounts previously accrued for employee severance due to change in estimates	(322)	(2,018)

	$155	$3,137

During the first nine months of fiscal 2006, we approved work force reduction plans affecting an additional 42 employees in order to reduce operating expenses and improve our cost structure. The costs associated with this restructuring consist of severance costs, which we estimated to be $2.2 million. The latest workforce reductions are expected to be completed by June 2006, with final payments in October 2006. In addition, other previously announced workforce reduction plans are in progress, including plans in connection with our fiscal 2004 acquisitions of the optical components businesses of Alcatel and Corning. Total accrued liabilities in connection with our restructuring plans were

27 of 50

$23.9 million at March 31, 2006, of which $9.6 million was for accrued severance, and $14.3 million was for two abandoned facilities with contractual lease obligations. The severance liabilities are expected to be paid through January 2013, and the facilities liability is expected to be fully paid in 2010, when the leases expire.

Stock-based Compensation

Stock-based compensation expense was $1.2 million in the quarter ended March 31, 2006, compared to $53,000 in the year earlier period. Such expense was $2.3 million in the nine months ended March 31, 2006, compared to $293,000 in the year earlier period. These increases were due to the adoption of SFAS 123R on July 1, 2005. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Gain on disposal of property and equipment

Gain on disposal of property and equipment was $3.1 million in the quarter ended March 31, 2006, which was an increase of $2.7 million from $410,000 in the quarter ended March 31, 2005. Gain on disposal of property and equipment was $3.3 million for the nine months ended March 31, 2006, which was an increase of $1.4 million from $1.9 million in the nine months ended March 31, 2005. These gains were largely due to sales of manufacturing equipment in France.

Interest and Other Income

Interest and other income increased by $715,000 to $1.2 million in the quarter ended March 31, 2006 from $498,000 in the quarter ended March 31, 2005. Interest and other income increased by $474,000 to $2.1 million in the nine months ended March 31, 2006 from $1.7 million in the nine months ended March 31, 2005. Of this increase, during the nine-month period ended March 31, 2006, $186,000 was due to the remeasurement of an embedded interest rate derivative associated with our 8% senior convertible notes we issued in May 2005.

Interest and Other Expense

Interest and other expense increased by $1.3 million to $1.6 million in the quarter ended March 31, 2006 from $257,000 in the quarter ended March 31, 2005. Interest and other expense increased by $7.9 million to $9.4 million in the nine months ended March 31, 2006 from $1.5 million in the nine months ended March 31, 2005. The increases were primarily due $3.6 million of interest expense on our 8% senior convertible notes and a $4.5 million loss in connection with modifications to the notes in November 2005.

Liquidity and Capital Resources

Subsequent to our initial public offering, we have financed our operations through sales of equity securities, the issuances of convertible notes, bank borrowings, equipment lease financing and acquisitions.

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

On May 19, 2005, we issued an aggregate of $35 million principal amount of 8.0% senior secured convertible notes due 2008 in a private placement to institutional investors. Net proceeds, after $2.1 million in issuance costs and two years of prepaid interest in the amount of $5.6 million, were $27.3 million. On November 8, 2005, certain terms of the May 2005 convertible note financing were amended pursuant to amendment agreements entered into between Avanex and each holder of such notes, and we issued amended and restated notes and amended and restated warrants to such holders. The amended and restated notes are convertible into shares of common stock at a price of $0.90 per share, subject to adjustment upon specified events, including a broad-based anti-dilution provision that until January 27, 2006 contained a floor price of $0.7279 (subject to adjustment for stock splits, combinations or similar events). The floor price was eliminated upon receipt of stockholder approval of the issuance of the common stock underlying the amended and restated notes at a Special Meeting of Stockholders held on January 27, 2006. Avanex’s obligations under the amended and restated notes are secured by substantially all of the assets of Avanex, substantially all of the assets of the domestic subsidiaries of Avanex, a pledge of all capital stock of the domestic subsidiaries of Avanex, and a pledge of 65% of the capital stock of the non-U.S. subsidiaries of Avanex. In addition, Avanex’s obligations under the amended and restated notes are guaranteed by its

28 of 50

domestic subsidiaries. Pursuant to each Amendment Agreement, we and each holder also agreed to amend and restate such holder’s warrants, primarily to amend the exercise price to $1.13. During the quarter ended March 31, 2006, $27.3 million of the outstanding Amended and Restated Notes were converted to common stock at the request of the convertible note holders. As a result of the conversions, the aggregate principal amount outstanding under the convertible note, net of unaccreted discount, was $6.1 million at March 31, 2006. For more information regarding the convertible notes financing, see Note 6 of Notes to Condensed Consolidated Financial Statements.

On March 6, 2006, we sold 24,075,000 shares of common stock at a price per share of $2.00 for an aggregate purchase price of $48.2 million. The net proceeds from such sale of the shares of common stock were $44.7 million, after deducting the placement fee and our offering expenses. The purchasers also received warrants to purchase up to an aggregate of 7,222,500 shares of common stock at an exercise price of $2.73 per share, subject to adjustment for antidilution, exercisable on and after September 9, 2006 and on or before March 9, 2010. The sale of common stock and issuance of the warrants was made pursuant to an effective registration statement on Form S-3. For more information, see Note 6 of Notes to Condensed Consolidated Financial Statements.

Liquidity. Our balance of cash, cash equivalents and unrestricted short-term investments increased from $65.7 million at June 30, 2005 to $75.5 million at March 31, 2006, due primarily to the sale in March 2006 of 24,075,000 shares of common stock pursuant to an effective registration statement on Form S-3 for net proceeds of $44.7 million. During the nine months ended March 31, 2006 and 2005, however, we incurred net losses of $45.6 million and $65.6 million, respectively. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition. As of March 31, 2006, we believe we have sufficient unrestricted cash and cash equivalents and short-term investments necessary to fund operations for the next twelve months.

Net cash used in operating activities was $33.6 million in the nine months ended March 31, 2006 and consisted primarily of a net loss of $45.6 million and restructuring-related payments of $22.2 million, partially offset by an increase in accounts payable of $5.3 million to optimize working capital, a decrease in net amounts due from related parties of $10.6 million, and other current assets for $6.9 million.

Net cash used by investing activities was $16.2 million in the nine months ended March 31, 2006, consisting primarily of purchases of short-term investments of $48.1 million, partially offset by maturities of investments of $29.6 million.

Net cash generated from financing activities was $40.8 million in the nine months ended March 31, 2006, consisting primarily of $46.7 million of net proceeds from the issuance of capital stock partially offset by $4.1 million in payments in connection with the convertible notes modification and long-term debt and capital lease payments of $1.8 million.

From time to time, we may consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. An acquisition or investment may require additional capital. The contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Our balance of cash, cash equivalents and unrestricted short-term investments increased from $65.7 million at June 30, 2005 to $75.5 million at March 31, 2006, due primarily to the sale in March 2006 of 24,075,000 shares of common stock pursuant to an effective registration statement on Form S-3 for net proceeds of $44.7 million. During the nine months ended March 31, 2006 and 2005, however, we incurred net losses of $45.6 million and $65.6 million, respectively. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

On October 25, 2005 and November 2, 2005, we filed Current Reports on Form 8-K announcing the receipt of letters from certain holders of our 8.0% senior secured convertible notes and warrants to purchase common stock asserting the existence of an event of default under the notes. On November 8, 2005, we and each note holder settled the matter that involved, among other things, payments of $3.5 million in the aggregate to such note holders. See Note 6 of Notes to Condensed Consolidated Financial Statements.

On October 28, 2005, Avanex and Alcatel entered into two agreements that will materially benefit our liquidity and capital resources. See Note 9 of Notes to Condensed Consolidated Financial Statements.

29 of 50

Our contractual obligations and commitments at March 31, 2006 have been summarized in the tables below (in thousands):

	Contractual Obligations Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital lease obligations	1,109	—	—	—	1,109
Operating leases	4,926	12,438	10,236	1,887	29,487
Accrued severance	5,839	2,863	705	220	9,627
Senior secured convertible notes	—	8,348	—	—	8,348
Unconditional purchase obligations	38,036	—	—	—	38,036

	$49,910	$23,649	$10,941	$2,107	$86,607

We have unconditional purchase obligations to certain of our suppliers and contract manufacturers that support our ability to manufacture our products. As of March 31, 2006, we had approximately $38.0 million of purchase obligations, none of which is included on our balance sheet in accounts payable. None of the purchase obligations is with related parties.

Under operating and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $5.5 million and $8.8 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of March 31, 2006.

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

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS 153 on July 1, 2005 did not have a material effect on our consolidated financial position or results of operations for the three or nine months ended March 31, 2006.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or SFAS 154. SFAS 154 changes the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position or results of operations.

30 of 50

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

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of March 31, 2006, we had an accumulated deficit of $665.1 million. Also, for the quarter and the nine months ended March 31, 2006, and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. In addition, our acquisitions of the optical components businesses of Alcatel, Corning and Vitesse Semiconductor have increased our operating losses. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, debt securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. Although we have implemented cost reduction programs during the past several years, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. In addition, we completed our acquisitions of the optical components businesses of Alcatel and Corning in July 2003 and Vitesse in August 2003. The costs and operating expenses of the combined company are significantly greater than the costs and operating expenses of Avanex as a stand-alone company. As a result, the combined operations of Avanex and the optical components businesses of Alcatel, Corning and Vitesse have substantially increased the rate at which Avanex uses its cash resources. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, it could have a material adverse affect on our financial condition.

If we do not reduce costs and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the quarter ended March 31, 2006, the nine months ended March 31, 2006, and the fiscal year ended June 30, 2005, our gross margin as a percent of revenue was positive 4%, positive 6% and negative 3%, respectively. During fiscal 2004, our gross margin percentage was negative 25%. Because a significant portion of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales could negatively impact our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

We are working to minimize fixed costs through the extensive use of contract manufacturing and the relocation of most of our manufacturing operations to a central facility in Bangkok, Thailand. While this is an accepted model of manufacturing in many electronic industries, the use of this model is relatively untested within the optical industry. We have faced and may continue to face execution issues including difficulties managing our supply chain and deliveries to our customers. From a financial viewpoint, should these difficulties occur, we could see negative impacts to revenue, gross margin and inventory levels. For example, we experienced a shortfall in revenue during the quarter ended December 31, 2005, partly as the result of operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

31 of 50

In addition, over our limited operating history, the average selling prices of our existing products have decreased, and we expect this trend to continue.

Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which could adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margins, our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability.

We may not realize the anticipated benefits from our restructuring efforts.

As part of our cost reduction efforts, over the past several years we have implemented various restructuring programs to realign our resources in response to the changes in the industry and customer demand. We recently initiated additional restructuring actions, which will result in charges that may have a material effect on our results of operations and our financial position. We may initiate future restructuring actions, which are likely to result in charges that could affect our results of operations or financial position. There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

We may have difficulty obtaining additional capital.

Our balance of cash, cash equivalents and unrestricted short-term investments increased from $65.7 million at June 30, 2005 to $75.5 million at March 31, 2006. During the nine months ended March 31, 2006 and 2005, however, we incurred net losses of $45.6 million and $65.6 million, respectively. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition. It may be difficult for us to raise additional capital if and when it is required. In addition, the holders of the notes issued in the recent private placement have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments, which could make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

Compliance with new rules and regulations concerning hazardous materials may be costly and time-consuming, and may result in increased costs and a reduction in, or changes in the timing of, our expected revenues.

We are in the process of implementing programs to comply with newly enacted Restrictions on Hazardous Substances, or RoHS, regulations, which will become effective in July 2006 and will require certain manufacturers, such as Avanex, to eliminate hazardous substances (e.g., lead, cadmium, mercury, etc.) from the commercial products that are sold to customers in the European Union and Japan. Transitioning our products from non-compliant to RoHS-compliant is a complex, costly, and time-consuming process. During the transition, we face several risks, including, but not limited to, risks that we will be unable to successfully develop RoHS compliant alternatives for our existing non-RoHS compliant products, that we will be unable to complete the transition in a timely manner, and that the costs associated with this development effort will be higher than originally anticipated. In addition, we face the risk that, in order to minimize any exposure to excess non-RoHS compliant inventories, our customers, may reduce their inventory levels from historical levels. While we expect that, once the transition is complete, our customers would restore their inventories back to historical levels, such action by our customers and/or distributors could result in a reduction in expected revenue in fiscal 2006 due to the timing of these inventory level adjustments. Lastly, we also face the risk that, in transitioning our products to comply with these new regulations, we could ourselves be left with additional excess quantities of non-RoHS compliant inventory beyond the amount for which we have already recorded an inventory write-down. If any of these risks materialize, our revenues, results of operations, and financial position could be harmed.

32 of 50

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	the mix of our products sold;

•	our ability to control expenses;

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity through our contract manufacturers;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	our ability to comply with new rules and regulations, such as newly enacted Restrictions on Hazardous Substances, or RoHS, regulations;

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processing solutions and products, including competitors with substantially greater resources than we have;

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

•	new product introductions that may result in increased research and development expenses and sales and marketing expenses that are incurred in one quarter, with revenues, if any, that are not recognized until a later quarter;

•	the unpredictability of customer demand and difficulties in meeting such demand;

•	costs associated with, and the outcome of, any litigation to which we are a party; and

•	customer perception of our financial condition and resulting effects on our orders and revenue.

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

33 of 50

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development, and general and administrative functions, are fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be seriously harmed.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of June 30, 2005, management identified several control deficiencies that constitute material weaknesses. As more fully described below and in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005, as of June 30, 2005, our management concluded that we did not maintain effective controls over the following:

•	Company-level controls, including insufficient technical accounting expertise, very high employee turnover, and a significant number of late post-close journal entries;

•	Controls over cut-off procedures for revenue recognition;

•	Controls at our subsidiary location in Nozay, France;

•	Review procedures over general ledger journal entries;

•	Controls over the disbursement of funds;

•	Controls over inventory procurement;

•	Controls over income tax provision; and

•	Controls over stock option administration.

Our management determined that these control deficiencies could result in the misstatement of any reported line item in our balance sheet or in our statement of operations, which could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of June 30, 2005. See Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005. During the first nine months of fiscal 2006, we began remediating the material weaknesses described in our 2005 Form 10-K; however, as of March 31, 2006, we have not completed the remediation of any of these material weaknesses. See Part I, Item 4 below. In addition, we recently commenced operations in China and Thailand and are currently in the process of documenting internal controls over financial reporting in such locations; however, we have not yet begun the process of testing and evaluating such controls.

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

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, since January 1, 2005, our common stock has closed as low as

34 of 50

$0.62 and as high as $3.25 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock as of May 5, 2006, and as of that date, Corning no longer held shares of Avanex common stock. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. Certain restrictions on transfer continue to apply to Alcatel. From January 1, 2006 through June 30, 2006, Alcatel is permitted to sell one-third of its remaining shares, and from July 1, 2006 through December 31, 2006, Alcatel will be permitted to sell another one-third of its remaining shares. After January 1, 2007, Alcatel will no longer be subject to such selling restrictions. Notwithstanding such selling restrictions, Alcatel is free to sell any of its shares when the sales price is at least $2.00 per share. If Alcatel or our other stockholders, including our convertible note holders, sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

If the investors in our May 2005 financing (certain terms of which were amended in November 2005) continue to convert their notes or exercise their warrants, it will continue to have a dilutive effect upon our stockholders.

In May 2005 we issued notes and warrants to certain institutional investors and in November 2005 certain terms of such convertible note financing were amended. Pursuant to the terms of the amended and restated notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at a conversion price of $0.90 per share, subject to broad-based anti-dilution provisions. The anti-dilution provisions also provide for an adjustment for stock splits and certain other situations specified in the notes. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants are exercisable for a term of 3 years at an exercise price of $1.13 per share, subject to broad-based anti-dilution provisions similar to the

35 of 50

provisions set forth in the notes. If the institutional investors convert the notes or exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. For example, since January 2006, we have issued approximately 32.7 million shares of common stock upon conversion of $29.5 million principal amount of notes. If the institutional investors were to convert the remaining unconverted notes in full at the current conversion price we would be obligated to issue an additional 6.2 million shares of common stock, and if such investors were to exercise the warrants in full at the current exercise price we would be obligated to issue 8.7 million shares of common stock, for an aggregate of 14.9 million shares of common stock. These 14.9 million shares represent approximately 7% of the outstanding shares of Avanex common stock (assuming such conversion and exercise) as of May 5, 2006. Because the conversion price of the notes and the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

We substantially increased our outstanding indebtedness with the issuance of senior convertible notes and we may not be able to pay our debt and other obligations.

In May 2005 we issued notes in the aggregate principal amount of $35 million in a private placement to certain institutional investors. As of May 5, 2006 $4.5 million remained outstanding under the notes, net of prepaid interest that is carried as note discount. The notes accrue interest at a rate of 8% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash, and with interest for the first two years pre-paid to such investors on the closing of the transaction. By issuing the notes we increased our indebtedness substantially. In addition, the holders of the notes have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments. Upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights. An event of default would occur under the notes for a number of reasons, including our failure to pay when due any principal, interest or late charges on the notes, certain defaults on our indebtedness, certain events of bankruptcy and our breach or failure to perform certain representations and obligations under the notes. Upon the occurrence of an event of default, our obligations under the notes may become due and payable in accordance with the terms thereof, and the investors will have the right to proceed against the security interest granted in the collateral described below. Our obligations under the notes are secured by collateral which includes substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non-U.S. subsidiaries. In addition, our obligations under the notes are guaranteed by our domestic subsidiaries.

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

36 of 50

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

We sell our products primarily to a few large customers in the telecommunications industry. Three customers (including sales to their contract manufacturers) accounted for an aggregate of 24%, 13%, and 10% of our net revenue, respectively, for the quarter ended March 31, 2006. Two customers (including sales to their contract manufacturers) accounted for an aggregate of 28% and 12%, respectively, of our net revenue for the nine months ended March 31, 2006. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace these orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

Except for Alcatel, our customers are under no obligation to buy significant quantities of our products, and may cancel or delay purchases with minimal advance notice to us.

Our customers typically purchase our products pursuant to individual purchase orders. While we have executed long-term contracts with some of our customers, and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate our customers to buy significant quantities of our products, except for our supply agreement and frame purchase agreement with Alcatel, which will expire in October 2007. Our customers may cancel, defer or decrease purchases without significant penalty and with little or no advance notice. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. Cancellation or delays of such orders may cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders, or deferrals of purchases may significantly harm our business, particularly if they are not anticipated.

We experience intense competition with respect to our products.

We believe that our principal competitors in the optical systems and components industry include Bookham Technology, CyOptics, DiCon Fiberoptics, Eudyna, Finisar, Fujitsu, Furukawa, Hitachi Cable, JDS Uniphase, NEC, Oplink Communications, Opnext, Optium, Intel, and Sumitomo. We may also face competition from companies that expand into our industry in the future.

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

Some existing customers and potential customers, as well as suppliers and potential suppliers, are also our competitors. These customers and suppliers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us or their supply to us, as the case may be. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat with regard to sales of products to their customers. Additionally, suppliers may reduce or discontinue selling materials to us if they perceive us as a serious competitive threat with regard to sales of products to their customers. As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins and loss of market share.

37 of 50

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

38 of 50

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

39 of 50

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

40 of 50

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

We use a rolling three-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. In addition, due to increased outsourcing, our procurement lead times have lengthened, which can result in higher inventory levels and greater risk of excess and obsolete inventory. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended June 30, 2005, and June 30, 2004, were primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months ended March 31, 2006 and 2005, respectively, we recorded write-downs of $1.7 million and $800,000 for excess and obsolete inventory. For the nine months ended March 31, 2006 and 2005, respectively, we recorded write-downs of $5.7 million and $4.8 million for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

41 of 50

If our customers do not qualify our manufacturing processes they may not purchase our products, and our operating results could suffer.

Certain of our customers will not purchase our products prior to qualification of our manufacturing processes and approval of our quality assurance system. The qualification process determines whether the manufacturing line meets the quality, performance and reliability standards of our customers. These customers may also require that we, and any manufacturer that we may use, be registered under international quality standards, such as ISO 9001. In August 2000, we successfully passed the ISO 9001 registration audit and received formal registration of our quality assurance system at our Fremont California facility, and we have passed subsequent reviews as well. Delays in obtaining customer qualification of our manufacturing processes or approval of our quality assurance system may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

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

42 of 50

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

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. In August 2004, we hired a new President and Chief Executive Officer, who is also our Chairman of the Board, and recently, we hired a new Senior Vice President and Chief Financial Officer and a new Vice President of Manufacturing. In addition, we have recently made other significant changes in our executive and management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, several of our executive officers left Avanex in fiscal 2005 and fiscal 2006, including two chief financial officers and our chief operating officer. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

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

As a result of the acquisitions of the optical components businesses of Alcatel and Corning and the opening of our operations center in Thailand and our research and development office in Shanghai, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. We have also initiated significant restructuring programs overseas, and may initiate additional restructuring programs overseas in the future. Our international operations have required and will continue to require significant management attention and financial resources. For instance, we have incurred, and may continue to

43 of 50

incur, startup costs to open our operations center in Thailand and our development and marketing office in Shanghai, and may incur costs in transferring operations to Thailand. We may not be able to maintain international market demand for our products. We currently have limited experience in manufacturing, marketing and distributing our products internationally, particularly from our new operations center in Thailand. In addition, international operations are subject to inherent risks, including, without limitation, the following:

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

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, financial condition, results of operations and cash flows. For example, in October and November 2005, we received letters from certain holders of our convertible notes asserting the existence of an event of default under the notes. On November 8, 2005, we entered into a separate Amendment Agreement with each holder whereby each holder agreed to withdraw the purported default notice, if any, delivered by such holder. We also agreed to pay to each holder a release amount which, in the aggregate, totaled $3.5 million.

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

44 of 50

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

45 of 50

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

In addition, Alcatel owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock as of May 5, 2006. Pursuant to the stockholders’ agreement entered into by Avanex, Alcatel and Corning, Alcatel is generally required to vote on all matters as recommended by the board of directors of Avanex, except for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

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

The following table summarizes average interest rate and fair market value of the short-term securities held by Avanex (in thousands), which were classified as available-for-sale at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Amortized cost	$63,445	$47,527
Fair market value	63,364	47,044
Average interest rate	3.5%	2.4%

The interest rate on our senior secured convertible notes due 2008 is fixed at 8.0%. Accordingly, we believe that we have an insignificant interest rate risk exposure on this security.

46 of 50

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at March 31, 2006 would have led to an additional profit of approximately $740,000 (dollar strengthening), or an additional loss of approximately $740,000 (dollar weakening) on our net dollar position in outstanding trade payables and receivables. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006.

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2006 because we have not completed the remediation of the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2005 (“2005 Form 10-K”) and in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

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

During the first nine months of fiscal 2006, we began remediating the material weaknesses described in our 2005 Form 10-K, as discussed below. However, as of March 31, 2006 we have not completed the remediation of any of these material weaknesses.

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

47 of 50

Changes in internal controls over financial reporting

Our management is treating the material weaknesses identified above very seriously and has undertaken the following actions to remediate them:

•	Implemented enhanced procedures for the preparation and review of financial statements and the review of account reconciliations, analyses and journal entries;

•	Prepared and reviewed in depth analyses concerning non-standard accounting transactions;

•	Implemented and followed certain checklists to help monitor steps performed and completed;

•	Begun to reduce our reliance on temporary consultants by hiring permanent staff with the requisite technical accounting skills, especially in the areas of corporate accounting and external financial reporting. The hiring of full time staff will provide the necessary stability required for an effective control environment; and

•	Implemented additional revenue cut-off procedures.

In addition, we intend to undertake the following additional actions:

•	We intend to de-emphasize our activities at Nozay, France in fiscal 2006. The restructuring of Nozay, France will substantially eliminate most shipping and receiving activities. This, in turn, will change the requirements for many financial controls. We intend to design and implement financial controls appropriate for the restructured site during fiscal 2006;

•	We intend to design and implement more rigorous controls over the preparation and review of our income tax provision and disclosures;

•	We intend to design and implement more rigorous controls over our stock option administration;

•	We intend to design and implement more rigorous controls over the disbursement of funds to ensure that we follow our written disbursements policy; and

•	We intend to design and implement more rigorous controls over the purchase of inventory to ensure that we follow our policy.

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

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against

48 of 50

those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the court granted in part and denied in part in an order dated February 19, 2003. The court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the court. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on January 27, 2006. All matters voted on were approved. The results are as follows:

PROPOSAL I

The proposal to approve the elimination of the floor price limitations from the anti-dilution provisions of each of our Amended and Restated Senior Secured Convertible Notes and related Amended and Restated Warrants to purchase Common Stock:

For	Against	Abstain	Non-Votes
48,682,879	3,017,617	383,639	75,916,233

PROPOSAL II

The proposal to approve amendments to our Amended and Restated Certificate of Incorporation which would effect a reverse stock split, pursuant to which any whole number of outstanding shares of our common stock between and including seven and fifteen would be combined into one share of such stock, and to authorize the Board of Directors to select and file one such amendment which would effect the reverse stock split within such range:

For	Against	Abstain	Non-Votes
120,352,920	7,518,754	128,694	0

ITEM 5. OTHER INFORMATION

Not applicable.

49 of 50

ITEM 6. EXHIBITS

1.1	Placement Agency Agreement, dated as of March 6, 2006, by and between the Registrant and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

4.2	Fourth Amendment to the Preferred Stock Rights Agreement, dated as of March 6, 2006 between the Registrant and Computershare Trust Company, N.A., formerly known as EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

10.1	Amendment of Amended and Restated Notes and Amended and Restated Warrants (incorporated by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

10.2*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

10.3	Securities Purchase Agreement, dated as of March 6, 2006, by and among the Registrant and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

10.4*	Offer of Employment between Cal Hoagland and the Registrant dated March 24, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ CAL R. HOAGLAND
Cal R. Hoagland Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	May 10, 2006

By:	/s/ A.A. RILEY
A.A. Riley Vice President Finance (Principal Accounting Officer)

50 of 50