Form 10-K
period 2006-06-30
AVANEX CORP
filed 2006-09-28
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29175

AVANEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3285348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
40919 Encyclopedia Circle Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 897-4188

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value

Preferred Share Rights (currently attached to and trading only with Common Stock)

(Title of Class)

The NASDAQ Stock Market LLC

(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

As of December 31, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $193.4 million based upon the closing price on the Nasdaq National Market (now known as the Nasdaq Global Market) reported for such date. As of September 22, 2006, the Registrant had 206,196,469 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement that will be filed with the Commission pursuant to Section 14(a) in connection with the 2006 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended June 30, 2006.

AVANEX CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases you can identify forward-looking statements by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Risk Factors” in Item 1A. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We are a global provider of cost-effective, high-performance intelligent photonic solutions that enable optical communications networks to achieve next-generation performance.

Our photonic solutions are used by telecommunications system integrators and their network carrier customers to enhance system performance and increase network speed and efficiency. Communications network carriers are deploying fiber optic transmission systems to improve the networks’ ability to transmit and manage the high volume of voice, video and data traffic generated by the growth of the Internet and other bandwidth intensive applications. Fundamentally, our technologies allow voice, video and data signals to be transmitted on fiber optic networks. More specifically, these technologies generate and receive wavelengths of light, increase the number of wavelengths of light that are transmitted on fiber optic networks, and extend the distance an optical signal can travel without electrical regeneration, a process which adds expense and complexity to network transmission systems. Our photonic solutions perform optical signal processing and influence systems architecture. Our photonic solutions include components, modules and sub-systems with built-in signal processing and controlling algorithms.

In July 2003, we acquired all of the outstanding equity of Alcatel Optronics France SA, a subsidiary of Alcatel that operated the optical components business of Alcatel, and Alcatel assigned and licensed certain intellectual property rights to us. Simultaneously, we acquired certain assets of the optical components business of Corning Incorporated, and Corning assigned and licensed certain intellectual property rights to us. In addition, in August 2003, we acquired substantially all of the assets of Vitesse’s Optical Systems Division.

Since the acquisitions, we have initiated significant restructuring activities and have shifted most of our manufacturing operations to lower-cost geographic regions. The restructurings have resulted and will result in, among other things, a significant reduction in the size of our workforce, consolidation of existing business activities into fewer facilities and increased reliance on outsourced, third-party manufacturing. In March 2005, we opened an operations center in Bangkok, Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region, and in July 2005, we announced the opening of a product development office in Shanghai, China.

We were incorporated in October 1997 as a California corporation, and in January 2000, were reincorporated as a Delaware corporation. Our principal executive office is located at 40919 Encyclopedia Circle, Fremont, California, 94538. In addition to our facilities in Fremont, we also maintain facilities in Horseheads, New York; Shanghai, China; Nozay, France; San Donato, Italy; and Bangkok, Thailand. Our main telephone number is (510) 897-4188, and our website address is www.avanex.com; however, the information that can be accessed through our website is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Avanex and the Avanex logo are registered trademarks of Avanex Corporation. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of us and other companies.

Industry

In response to growing bandwidth demand and a desire to decrease system costs, telecommunications service providers are deploying new or upgraded communications networks. Because of its inherent superiority in capacity, signal quality, and transmission speed, optical transmission is often the preferred medium of voice, video and data communication.

Optical transmission technology transfers information in the form of light signals along optical fibers. The light signals transmit through fiber optic cable. Beyond lasers, many other optical components and subsystems are utilized within optical networks to generate, clean, amplify, isolate, channel, or otherwise enhance the signal.

The telecommunications industry experienced substantial growth during the late 1990s through 2000, characterized by rapid and considerable expansion of fiber optic networks. Telecommunications service providers purchased optical transport systems and related devices in anticipation of a continued rapid increase in demand for bandwidth. In the past few years, there has been a significant reduction in spending for infrastructure projects in the telecommunications industry. While bandwidth demand continues to increase, as evidenced by growing demand for broadband access technologies and increasing Internet usage, it has grown at a significantly slower pace than previously anticipated.

This situation has created challenges for vendors in the optical communications industry. Due to decreased unit shipments and the resulting competition for fewer opportunities, average selling prices have declined. In order to support their preferred suppliers and reduce their supply chain complexity, buyers have begun to consolidate their supply chains. These changes, coupled with the entrance of lower-cost Asian competitors have led to increased competition throughout the industry. Fewer companies now compete for a significantly smaller market.

Over the last several years the optical components and subsystems industry has experienced a modest increase in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently disclosed that they plan to deploy and have begun to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-premise networks significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the duration or robustness of this industry recovery and the potential impact to our business from these and any new deployment initiatives.

Products

Our product portfolio is comprised of the following product families:

Lithium Niobate Modulators—Our Lithium Niobate Modulators product family includes optical devices fabricated from lithium niobate and other optical devices that manipulate the phase or magnitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light.

Optical Interfaces—Our Optical Interfaces product family includes transceivers and transponders. These products transmit and receive optical signals on optical fibers.

Amplification—Our Amplification product family includes products that optically amplify signals, including erbium doped fiber amplifiers and Raman amplifiers.

Network Managed Subsystems—Our Network Managed Subsystems product family includes products that interface directly with other network elements using network level protocols. These products include network-managed versions of our multiplexing, amplification, and switching and routing products. Networked Managed Subsystems products integrate modules and components with a network management interface and stand alone electronics circuitry and software interfaces.

Micro-Optics and Integrated Modules—Our Micro-Optics and Integrated Modules product family includes products that add and drop optical signals in both fixed and reconfigurable versions, to a signal without reconversion to an electrical signal, or wavelength division multiplexing, including products based on thin film filter, planar and interleaver technologies, and includes products that equalize signal power, such as dynamic gain equalizers.

Dispersion Compensation—Our Dispersion Compensation product family includes products that compensate for chromatic dispersion and dispersion slope in transmission systems. This includes fixed and tunable products based on dispersion compensating fiber, cascaded free-space etalons and Fiber Bragg Grating (FBG). FBG products include gain flattening filters for use in amplifier modules and subsystems, pump stabilizers for use in laser pumps, supervisory channel filters for use in networks and in general optical filters for spectrum manipulation of optical signals. The product line includes terrestrial and submarine products. Our dispersion compensation products include:

•	Lasers and Detectors – Signal transmitter applications and detectors for receiver application. The product line also includes monolithically integrated laser-modulator products. Lasers have various output power levels, wavelengths and form factors to satisfy deployment needs of customers.

•	Pump Lasers – Lasers for optical pumping of erbium doped fiber amplifiers. The laser pumps have various output power levels and packaging form factors to accommodate our own and our customers’ optical amplification requirements. The product line includes terrestrial and submarine products.

•	Front End Services – Customized photonic chips or processes that are performed by our Indium Phosphide and Gallium Arsenide wafer fabrication facility in Italy. Products include, among others, laser and detector chips for defense applications.

Competition

The optical communications transport markets are new and rapidly evolving. We expect these markets to continue to be highly competitive in the future.

We believe that our principal competitors in the optical subsystems and components industry include Bookham Technology, CyOptics, DiCon Fiberoptics, Eudyna, Finisar, Fujitsu, Furukawa, Hitachi Cable, Intel, JDS Uniphase, NEC, Oplink Communications, Opnext, Optium and Sumitomo. We believe we differentiate ourselves from our competitors by offering higher levels of customer value through collaborative product design; technology innovation; optical/mechanical performance; intelligent features for configuration, control and monitoring; and multi-function integration and overall customization. We believe the principal competitive factors upon which we compete with our competitors include selling price, breadth of product line, availability, performance, product reliability and innovation. We believe that we compete favorably with our competitors with respect to the foregoing factors. However, we cannot provide assurance that we will be able to compete successfully against either current or future competitors. Some of our competitors have greater financial resources than we do.

Consolidation in the optical systems and components industry could intensify the competitive pressures that we face. For example, three of our historical competitors, JDS Uniphase, SDL and E-Tek Dynamics have merged over the past several years to become a single, larger competitor. Bookham Technology has acquired the optical components business of Nortel and Marconi and has since become a more significant competitor.

Significant consolidation has taken place this year at the carrier level and at our customer level. Mergers among our customers include the announced mergers of ADVA with Movaz, Alcatel with Lucent, Ericcson with Marconi, and the merger of the optical businesses of Marconi and Nokia.

We may also face competition from companies that may expand into our industry in the future and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. Please see “Risk Factors” in Item 1A, including “II. Market and Competitive Risks”.

Research and Development

We believe that research and development is critical to our strategic product development objectives. Our research and development activities are focused on developing new products that incorporate multiple optical functions, offer intelligent features for configuration, control and monitoring, and provide network-ready interfaces. To accomplish this, our research and development team possesses expertise in the areas of optical components, micro-optic and integrated-optic design, as well as electronics, firmware, and software. Most of our efforts are directed toward the development of products with near-term net revenue potential, but we do continue to invest in new technological platforms to ensure our continued competitiveness in the future.

Our research and development expenses totaled $23.5 million for the fiscal year ended June 30, 2006, $33.1 million for the fiscal year ended June 30, 2005, and $42.1 million for the fiscal year ended June 30, 2004. During fiscal 2006 we reduced research and development expenditures by taking advantage of internal consolidation opportunities presented by our acquisitions and better aligning our resources with the available market opportunities. In addition, we have moved significant engineering resources to our locations in both Bangkok and Shanghai to increase the cost effectiveness of our overall research and development activities and to provide support to our third-party contract manufacturers. As of June 30, 2006, we employed 179 people in our research and development groups in Fremont, California; Horseheads, New York; Nozay, France; San Donato, Italy; and Shanghai, China.

During fiscal 2005 and 2006, we saw an increase in the number of customers purchasing integrated subsystem products as well as an increase in the complexity of such products with existing customers. We continue to invest in such products, as we believe applications for these types of products will become increasingly important in the future. For risks associated with our research and development efforts, please see “Risk Factors” in Item 1A, including “IV. Operations, Research and Development Risks”.

Sales and Marketing

We primarily market our products to telecommunications system integrators and their network carrier customers and optical module manufacturers. Our marketing efforts are centered on demonstration of, and education about, our products’ performance at trade shows and through customer site visits, continued publicity through paid advertising, direct mail and Internet-based communication and promotion. We sell and market our products through a combination of direct sales, distributors and representatives.

As of June 30, 2006, our direct sales organization consisted of 16 sales account managers in the United States, Europe and Asia, supported by application engineers and product line managers. We focus our direct sales efforts on service providers and telecommunications systems and optical module manufacturers. The direct sales account managers cover the market on an assigned-account and regional basis and work as a team with systems engineers and product line managers. As of June 30, 2006 our sales and marketing organization consisted of 73 people. We provide customer service to our direct customers.

In order to further our international sales objectives, we have established relationships with one distributor in Europe and three distributors in Japan. Additionally, we have relationships with supplier manufacturer representatives, one in China and one in Korea, three sales representatives in North America and one sales representative in Israel. These distributors and representatives have expertise in distributing complex telecommunications equipment in their markets and provide basic customer service to the end customers they serve.

While we have diversified our customer base, we expect that a substantial proportion of our sales will continue to be concentrated with a limited number of customers. During fiscal 2006, Alcatel (including sales to its contract manufacturers) accounted for 27% of our net revenue and Nortel (including sales to its contract manufacturers) accounted for 11% of our net revenue. During fiscal 2005, Alcatel (including sales to its contract manufacturers) accounted for 34% of our net revenue. No additional customers accounted for more than 10% of Avanex’s net revenue during fiscal 2005. During fiscal 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for more than 10% of our net revenue, and combined accounted for 61% of our fiscal 2004 net revenue.

A summary of our financial information by geographic location is found in Note 15 the Notes to Consolidated Financial Statements.

Backlog

Backlog consists of written purchase orders for products which have shipment dates within the following 12 months. As of June 30, 2006, our backlog was approximately $37.1 million as compared to $28.2 million at June 30, 2005. This increase is primarily attributable to increased sales volume driven by a general increase in demand for fiber optic component technologies. Orders in backlog are firm, but are subject to customers’ cancellation or rescheduling. Because of possible changes in product delivery schedules and cancellation of product orders, and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Our ability to translate our backlog into sales has been and may continue to be adversely affected by order cancellation and rescheduling. Consequently, we caution that our announced backlog may not be a reliable indicator of future sales or the level of future orders.

Manufacturing

During the first half of fiscal 2006, we performed optical sub-assembly, final integration, and shipment of our products from both contract manufacturers and our own facilities in Fremont, California; Erwin Park, New York; Nozay, France; and San Donato, Italy. During the second half of fiscal 2006, we completed the transition of most of our manufacturing operations to third party contract manufacturers, whose operations are coordinated through our Asian Operations Center in Bangkok, Thailand. We continue to manufacture, in Nozay, France and in San Donato, Italy, some of the components that are used in our products. Orders for our products are now channeled through our Asian Operation Center. While a majority of our products are shipped to customers’ sites from our third party contract manufacturers, in some instances our products are first transferred to Avanex sites and then shipped to our respective customers.

As of June 30, 2006, we employed a total of 129 persons in our Asian Operations Center.

Currently, we see supplier lead-times increasing, as companies have re-aligned their capacity to lower levels. We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Bookham Technology, Brewage, Corning, Eudyna, JDS Uniphase and Consent. We

also purchase turnkey solutions from contract manufacturers, such as Fabrinet and Optiworks. These key components include lasers, variable optical attenuators, thin film filters, gain flattening filters, and optical fiber. For risks associated with our manufacturing strategy, please see “Risk Factors” in Item 1A, including “IV. Operations, Research and Development Risks.

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

Our United States and European sites are currently certified to ISO 9001 standards and our Bangkok, Thailand site is TL-9000 certified. We anticipate obtaining TL-9000 certification for all Avanex sites during fiscal 2007. We will continue to refine our quality processes to ensure that we maintain our high standards of product quality and customer satisfaction and adhere to our mission and values.

Patents and Intellectual Property

As of June 30, 2006, we held approximately 510 U.S. patents and approximately 314 foreign patents (issued and pending). We are reviewing our patent portfolio and identifying patents that are no longer relevant to our business, which we may abandon, sell, or license. Our material patents cover a broad range of photonics and optical communications products and technologies. These technologies are incorporated into our products and are covered by patents that expire through May 2023. However, we also have patents that have not been incorporated into our products. Our intellectual property also includes trade secrets, trademarks, and copyrights. We do not expect to maintain or enhance our market position primarily through the exercise of our intellectual property rights because the rapid evolution of technology and the wide distribution of patents in our industry preclude such market positioning through intellectual property. We will pursue opportunities to license intellectual property, if we believe we can be adequately compensated or if there is the potential for a beneficial cross-license agreement.

Our engineering teams have significant expertise in photonic, micro-optic and systems-level design and manufacturing. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors, such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information.

In addition, we have been granted licenses to use other intellectual property, including patents of Alcatel, Corning and various other third parties. For risks associated with our patents and intellectual property, please see “Risk Factors” in Item 1A, including “V. Intellectual Property and Litigation Risks”.

Employees

As of June 30, 2006, we had 610 employees and consultants comprised of 258 persons in manufacturing, 179 persons in research and development, 73 persons in sales and marketing, and 100 persons in general and administrative capacities. The employees are located in the United States, Canada, China, France, Germany, Italy, Thailand and the United Kingdom.

As of June 30, 2006, some of our employees located in Europe were represented by labor organizations.

We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Please see “Risk Factors” in Item 1A, including in “IV. Operations and Research and Development Risks”, the risk factor entitled “We depend on key personnel to manage our business effectively, and if we are unable to hire, retain or motivate qualified personnel, our ability to sell our products could be harmed.”

ITEM 1A.	RISK FACTORS

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

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of June 30, 2006, we had an accumulated deficit of $674.5 million. Also, for the fiscal year ended June 30, 2006 and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, debt securities, bank borrowings, equipment lease financings, acquisitions and other strategic transactions. Although we implemented cost reduction programs during the past several years, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability.

If we do not reduce costs and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the fiscal years ended June 30, 2006, 2005 and 2004, our gross margin percentage was positive 5%, negative 3% and negative 25%, respectively. Because a significant portion of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales could negatively impact our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

We are working to minimize fixed costs through the extensive use of contract manufacturing and the relocation of most of our manufacturing operations into a central facility in Bangkok, Thailand. While this is an accepted model of manufacturing in many electronic industries, the use of this model is relatively untested within the optical industry. As such, we have faced and may face execution issues during the implementation period including difficulties managing our supply chain and deliveries to our customers. From a financial viewpoint, should these difficulties occur, we could see negative impacts to revenue, gross margin and inventory levels. For example, we experienced a shortfall in revenue during the quarter ended December 31, 2005, partly as the result of operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

In addition, over our limited operating history, the average selling prices of our existing products have decreased, and we expect this trend to continue. However, our overall product mix has shifted toward products with higher levels of integration, which we typically sell at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which would adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margins our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability.

We may not realize the anticipated benefits from our restructuring efforts.

As part of our cost reduction efforts, over the past several years we have implemented various restructuring programs to realign our resources in response to the changes in the industry and customer demand. These efforts have included transferring most of our manufacturing operations to lower-cost contract manufacturers. Our past restructuring programs may have a material effect on our financial position in the future as we pay severance to employees and rent for excess facilities. We may initiate future restructuring actions, which are likely to result in additional expenses that could affect our results of operations or financial position. There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

We may have difficulty obtaining additional capital.

Our balance of cash, cash equivalents and unrestricted short-term investments increased from $65.7 million at June 30, 2005 to $67.7 million at June 30, 2006. During the fiscal years ended June 30, 2006 and 2005, we incurred net losses of $54.7 million and $108.4 million, respectively. There can be no assurance that our business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have an adverse affect on our financial condition. It may be difficult for us to raise additional capital, if and when it is required. In addition, the holders of the notes issued in the May 2005 private placement have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens, and make certain restricted payments, which could make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes. If adequate capital is not available to us as required, or if it is not available on favorable terms, our business and financial condition would be adversely affected.

Compliance with new rules and regulations concerning hazardous materials may be costly and time consuming, and may result in increased costs and a reduction in, or changes in the timing of, our expected revenues.

We have completed the process of implementing programs to comply with the newly enacted Restrictions on Hazardous Substances, or RoHS, regulations, which became effective in July 2006 and required certain manufacturers, such as Avanex, to eliminate hazardous substances (e.g. lead, cadmium, mercury, etc.) from commercial products sold to customers in the European Union and Japan. Transitioning our products from non-compliant to RoHS-compliant has been complex, costly, and time consuming. In addition, we face the risk that, in order to minimize any exposure to excess non-RoHS compliant inventories, our customers, may reduce their inventory level from historical levels. While we expect that, once the transition is complete, our customers would restore inventories back to historical levels, such action by our customers and / or distributors could result in a reduction in expected revenue in fiscal 2007 due to the timing of these inventory level adjustments. Lastly, we also face the risk that, in transitioning our products to comply with these new regulations, we could ourselves be left with additional excess quantities of non-RoHS compliant inventory beyond the amount for which we have already recorded an inventory write-down. If any of these risks materialize, our revenues, results of operations, and financial position could be harmed.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	the mix of our products sold;

•	our ability to control expenses;

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity through our contract manufacturers;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	our ability to comply with new rules and regulations, such as newly enacted Restrictions on Hazardous Substances, or RoHS, regulations;

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processing solutions and products, including competitors with substantially greater resources than we have;

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

•	new product introductions that may result in increased research and development expenses and sales and marketing expenses that are incurred in one quarter, with revenues, if any, that are not recognized until a subsequent quarter;

•	the unpredictability of customer demand and difficulties in meeting such demand;

•	revisions to our estimated reserves and allowances, as well as other accounting provisions or charges;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party; and

•	customer perception of our financial condition and resulting effects on our orders and revenue.

For example, we experienced a shortfall in revenue during the quarter ended December 31, 2005, partly as the result of operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw material shortages, logistics issues and manufacturing yield issues for some of our new products.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A “Controls and Procedures,” as of June 30, 2006, our management concluded that we did not maintain effective internal controls over the following:

•	Company level controls;

•	Preparation and review procedures over account reconciliations and related journal entries;

•	Controls over accounts receivable and warranty reserves;

•	Controls over inventory;

•	Controls over pension accounting; and

•	Controls over stock-based compensation.

Our management determined that these control deficiencies were considered material weaknesses that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2006 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, has required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board or as an executive.

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, during fiscal 2006, our common stock has closed as low as $0.62 and as high as $3.29 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	quarterly variations in our operating results;

•	significant developments in the businesses of telecommunications companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of telecommunications-related companies;

•	announcements by us or our competitors of technology innovations, new products, or significant acquisitions, strategic partnerships or joint ventures;

•	any deviation from projected growth rates in revenues;

•	any loss of a major customer or a major customer order;

•	the ability to meet our debt obligations;

•	additions or departures of key management or engineering personnel;

•	any deviations in our net revenue or in losses from levels expected by securities analysts;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock or the availability of additional financing;

•	volume fluctuations, which are particularly common among highly volatile securities of telecommunications-related companies; and

•	material weaknesses in internal controls.

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock as of September 22, 2006, and as of that date, Corning no longer held shares of Avanex common stock. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. Certain restrictions on transfer continue to apply to Alcatel. From January 1, 2006 through June 30, 2006, Alcatel was permitted to sell one-third of its remaining shares, and from July 1, 2006 through December 31, 2006, Alcatel will be permitted to sell another one-third of its remaining shares. After January 1, 2007, Alcatel will no longer be subject to such selling restrictions. Notwithstanding such selling restrictions, Alcatel is free to sell any of its shares when the sales price is at least $2.00 per share. If Alcatel or our other stockholders, including our convertible note holders, sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

If the investors in our May 2005 financing (certain terms of which were amended in November 2005) continue to convert their notes or exercise their warrants, it will continue to have a dilutive effect upon our stockholders.

In May 2005 we issued notes and warrants to certain institutional investors, and in November 2005 certain terms of such convertible note financing were amended. Pursuant to the terms of the amended and restated notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at a conversion price of $0.90 per share, subject to broad-based anti-dilution provisions. The anti-dilution provisions also provide for an adjustment for stock splits and certain other situations specified in the notes. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants are exercisable for a term of 3 years at an exercise price of $1.13 per share, subject to broad-based anti-dilution provisions similar to the provisions set forth in the notes. If the institutional investors convert the notes or exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. For example, since January 2006, we have issued approximately 33.2 million shares of common stock upon conversion of $30.0 million principal amount of notes and approximately 440,000 shares upon exercise of warrants. If the institutional investors were to convert the remaining unconverted notes in full at the current conversion price we would be obligated to issue an additional 5.6 million shares of common stock, and if such investors were to exercise the warrants in full at the current exercise price we would be obligated to issue 8.3 million shares of common stock, for an aggregate of 13.9 million shares of Avanex common stock. These 13.9 million shares represent approximately 7% of the outstanding shares of common stock (assuming such conversion and exercise) as of September 22, 2006. Because the conversion price of the notes and the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

In addition, in March 2006 we issued warrants to purchase initially up to an aggregate of 7.2 million shares of common stock to certain institutional investors that are exercisable for a term of 4 years at an exercise price of $2.73 per share, subject to broad-based anti-dilution provisions. If the institutional investors exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. Because the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the warrants, the number of shares that could actually be issued may be greater than the amount described above.

We substantially increased our outstanding indebtedness with the issuance of certain senior convertible notes and we may not be able to pay our debt and other obligations.

In May 2005 we issued notes in the aggregate principal amount of $35.0 million in a private placement to certain institutional investors. As of June, 2006, $4.6 million remained outstanding under the notes, net of prepaid interest that is carried as note discount. The notes accrue interest at a rate of 8% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash, and with interest for the first two years pre-paid to such investors on the closing of the transaction. By issuing the notes we increased our indebtedness substantially. In addition, the holders of the notes have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments. Upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights. An event of default would occur under the notes for a number of reasons, including our failure to pay when due any principal, interest or late charges on the notes, certain defaults on our indebtedness, certain events of bankruptcy and our breach or failure to perform certain representations and obligations under the notes. Upon the occurrence of an event of default, our obligations under the notes may become due and payable in accordance with the terms thereof, and the investors will have the right to proceed against the security interest granted in the collateral described below. Our obligations under the notes are secured by collateral, which includes substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non-U.S. subsidiaries. In addition, our obligations under the notes are guaranteed by our domestic subsidiaries.

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

If we are unable to satisfy our payment obligations under the notes or otherwise are obliged to repay the notes prior to the due date, we could default on such notes, in which case our available cash could be depleted, perhaps seriously, and our ability to fund operations could be materially harmed. In addition, if we are not able to satisfy our obligations under the notes, the note holders could exercise their rights as secured creditors, which may include taking control of the collateral and selling it to satisfy our obligations, which would have an adverse effect on our business and stock price.

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

We sell our products primarily to a few large customers in the telecommunications industry. Two customers (including sales to their contract manufacturers) accounted for an aggregate of 27% and 11% of our net revenue, respectively, for the fiscal year ended June 30, 2006. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

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

The period of time between our initial contact with certain of our customers and the receipt of an actual purchase order from such customers often spans a time period of six to nine months, and sometimes longer. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products. While our customers are evaluating our products before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. For example, one of our largest customers required us to perform extensive and lengthy evaluation and testing of a proposed product. After such extensive work, we failed to be designed-in for that product. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry and write off excess inventory. Even if we receive an order, if we are required to add additional manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in a subsequent quarter, especially if an order is delayed or cancelled. Either situation could cause our results of operations to be below the expectations of investors or public market analysts, which could, in turn, cause the price of our common stock to decline.

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

The rate at which telecommunications service providers and other optical network users have built new optical networks or installed new systems in their existing optical networks has fluctuated in the past, and these fluctuations may continue in the future. Sales of our components depend on sales of fiber optic telecommunications systems by our systems-level customers, which are shipped in quantity when telecommunications service providers add capacity. Systems manufacturers compete for sales in each capacity deployment. If systems manufacturers that use our products in their systems do not win a contract, their demand for our products will decline, reducing our future revenues. Similarly, a telecommunications service provider’s delay in selecting systems manufacturers for a deployment could delay our shipments and revenues.

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

We have incurred and expect to continue to incur significant costs and commit significant management time integrating and restructuring the operations, technology, development programs, products, information systems, customers and personnel of the businesses acquired from Alcatel, Corning and Vitesse. These costs have been and will likely continue to be substantial and include costs for:

•	converting, integrating, upgrading and managing information systems, including extremely complex and time- consuming integration of data from Alcatel and Corning’s incompatible enterprise resource planning systems with our system;

•	integrating and reorganizing operations, including combining teams, facilities and processes in various functional areas; and

•	professionals and consultants involved in completing the integration process.

Acquisitions and investments may adversely affect our business.

We regularly review acquisition and investment prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Acquisitions or investments have resulted in, and in the future could result in, a number of financial consequences, including without limitation:

•	potentially dilutive issuances of equity securities;

•	reduced cash balances and related interest income;

•	higher fixed expenses, which require a higher level of revenues to maintain gross margins;

•	the incurrence of debt and contingent liabilities;

•	restructuring actions, which could result in charges that have a material effect on our results of operations and our financial position;

•	loss of customers, suppliers, distributors, licensors or employees of the acquired company;

•	amortization expenses related to intangible assets; and

•	one-time write-offs of large amounts.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue because of our revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margins and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Because a significant portion of our manufacturing costs are relatively fixed, manufacturing yields may have a significant effect on our results of operations. Lower than expected manufacturing yields could delay product shipments and further impair our gross margins. For example, we experienced a shortfall in revenue during the quarter ended December 31, 2005, partly as the result of operational issues we experienced in transferring our manufacturing to lower-cost contract manufacturers. These operational issues included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

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

The markets for our products are characterized by rapid technological change, frequent new product introduction, changes in customer requirements, and evolving industry standards. Our future performance will depend upon the successful development, introduction and market acceptance of new and enhanced products that address these changes. We may not be able to develop the underlying core technologies necessary to create new or enhanced products, or to license or otherwise acquire these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	changing market or competitive product requirements;

•	unanticipated engineering complexities, and

•	failure to compete with new product releases by our competitors.

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

We use a rolling three-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. In addition, due to increased outsourcing, our procurement lead times have lengthened, which can result in higher inventory levels and greater risk of excess and obsolete inventory. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended, June 30, 2006, June 30, 2005, and June 30, 2004, were primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the fiscal year ended June 30, 2006 and June 30, 2005, respectively, we recorded write-downs of $12.8 million and $8.2 million for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

Certain of our customers will not purchase our products prior to qualification of our manufacturing processes and approval of our quality assurance system. The qualification process determines whether the manufacturing line meets the quality, performance and reliability standards of our customers. These customers may also require that we, and any manufacturer that we may use, be registered under international quality standards, such as ISO 9001. In August 2000, we successfully passed the ISO 9001 registration audit and received formal registration of our quality assurance system at our Fremont California facility, and we have passed subsequent reviews as well. In addition, in fiscal year 2006 our Bangkok, Thailand site obtained TL-9000 certification. Delays in obtaining customer qualification of our manufacturing processes or approval of our quality assurance system may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

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

We have limited experience in working with outsourced manufacturers, and do not have contracts in place with many of these manufacturers. As a result, we may not be able to effectively manage our relationships with these manufacturers. If we cannot effectively manage our manufacturing relationships, or if these manufacturers fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which may have an adverse effect on our business and results of operations. Increased reliance on outsourced manufacturing, and the ultimate disposition of our manufacturing capacity in the future, may result in impairment expense relating to our long-lived assets in future periods, which would have an adverse impact on our business, financial condition and results of operations. In addition, for a period of time as we transfer production of certain products to these third party manufacturers and as our customers qualify such third party manufacturers, we incur fixed and variable costs at both locations.

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

We depend on key personnel to manage our business effectively, and if we are unable to hire, retain, or motivate qualified personnel, our ability to sell our products could be harmed.

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. We recently hired a new Senior Vice President and Chief Financial Officer and a new Senior

Vice President of Manufacturing and Operations. In addition, we recently made other significant changes in our executive management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, several of our executive officers left Avanex in fiscal 2005 and fiscal 2006, including two chief financial officers, our vice president of sales and our chief operating officer. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

In addition, we implemented restructuring programs designed to attempt to improve our financial performance. Among other things, we moved substantially all of our manufacturing operations to lower cost locations. As a result, our headcount in the United States and Europe has been substantially reduced and may be reduced further in the future. To date, such actions have not resulted in substantial work stoppages. Decreases in labor productivity, however, whether formalized by a work stoppage, or strike, or decreased productivity due to morale issues could have an adverse effect on our business and operating results.

We face various risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

As a result of the opening of our operations center in Thailand and our research and development office in Shanghai, we expanded our international operations, including expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. We have also initiated significant restructuring programs overseas, and may initiate additional restructuring programs overseas in the future. Our international operations have required and will continue to require significant management attention and financial resources. For instance, we have incurred, and may continue to incur, startup costs to open our operations center in Thailand and our research and development office in Shanghai, and may incur costs in transferring operations to Thailand. We may not be able to maintain international demand for our products. We currently have limited experience in manufacturing, marketing and distributing our products internationally, particularly from our new operations center in Thailand. In addition, international operations are subject to inherent risks, including, without limitation, the following:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties inherent in managing operations and employees in remote foreign operations;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optics;

•	import or export licensing and product certification requirements;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences;

•	seasonal reductions in business activity in some parts of the world;

•	burdens of complying with a wide variety of foreign laws and regulations, particularly with respect to taxes, intellectual property, license requirements, employment matters and environmental requirements;

•	the impact of recessions in economies outside of the United States;

•	unexpected changes in regulatory or certification requirements for optical systems or networks; and

•	political and economic instability, terrorism and war.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. Further, we license certain intellectual property from third parties, including Alcatel and Corning, that is critical to our business, and we also license intellectual property to other parties. We cannot assure you that any patent applications or issued patents will protect our proprietary technology, or that any patent applications or patents issued will not be challenged by third parties. Further, we cannot assure you that parties from whom we license intellectual property will not violate their agreements with us; that their patent applications, patents and other intellectual property will protect our technology, products and business; or that their patent applications, patents and other intellectual property will not be challenged by third parties. Our intellectual property also consists of trade secrets, requiring more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued or licensed to us.

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

In addition, Alcatel owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock as of June 30, 2006. Pursuant to the stockholders’ agreement entered into by Avanex and Alcatel, Alcatel is generally required to vote on all matters as recommended by the board of directors of Avanex, except for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

Finally, certain provisions of our 8% senior secured convertible notes may discourage, delay or prevent a merger or acquisition because, upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following properties:

Location	Square Feet	Principal Operations	Date Lease Expires
Bangkok, Thailand	15,610	Administrative office	February 28, 2009
Bangkok, Thailand	3,300	Warehouse	May 31, 2007
Horsehead, New York	15,000	Administrative office	January 31, 2009
Fremont, California #1	54,000	Corporate headquarters	October 17, 2009
Fremont, California #2	91,000	Administrative office	April 15, 2010
Newark, California #1	48,000	Administrative office (Vacant)	November 30, 2010
Newark, California #2	62,000	Administrative office (Vacant)	November 30, 2010
Nozay, France	70,800	Manufacturing and Administrative	July 31, 2012
Nozay, France	30,100	Manufacturing and Administrative	December 31, 2006
San Donato, Italy	65,700	Manufacturing and Administrative	June 30, 2011
Shanghai, China	8,800	Administrative office (Vacant)	May 17, 2008
Shanghai, China	24,400	Administrative office	December 31, 2007

We believe that existing facilities are in excess of our needs. We are currently evaluating the most appropriate use of our existing facilities and the possibility of subleasing more of our space to third parties. We currently sublease some of the space at our facilities in Fremont, California to other companies.

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

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows in a particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of June 30, 2006 are as follows:

Name	Age	Position
Jo S. Major, Jr.	44	Chairman of the Board of Directors, President and Chief Executive Officer
Cal R. Hoagland	50	Senior Vice President and Chief Financial Officer
Tony Riley	39	Vice President of Finance
Giovanni Barbarossa	45	Chief Technology Officer
Yves LeMaitre	42	Vice President and General Manager, Optical Components
Bradley Kolb	47	Senior Vice President, Operations

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

Cal R. Hoagland joined Avanex Corporation in April 2006, as our Senior Vice-President and Chief Financial Officer. Mr. Hoagland has 25 years of experience in finance and accounting, managing and advising public technology growth companies. Before joining Avanex, he provided chief financial officer consulting services to public and private companies as a principal at Financial Leadership Group, LLC, a firm specializing in financial management, equity debt financings, corporate governance and Sarbanes/Oxley compliance, from May 2005 to April 2006. From August 2001 to January 2005, he held several positions, including Senior Vice President, Chief Financial Officer and Secretary, at Interwave Communications, a publicly held compact wireless cellular telecommunication networks infrastructure company. Previously, Mr. Hoagland served as Chief Financial Officer for Phasecom, a cable modem company, as Chief Financial Officer for Accom, a video caching company, as Treasurer at Persistence Software, a caching software company, and as Corporate Controller for ADAC Laboratories, a medical imaging equipment company. Mr. Hoagland is a former Audit Manager with Coopers & Lybrand, now PricewaterhouseCoopers. Mr. Hoagland is a Certified Public Accountant and holds a B.S. in Business Administration from San Jose State University.

Tony Riley has served as our Vice President, Finance since April 2006. From September 2005 to April 2006, Mr. Riley served as our Acting Chief Financial Officer. Mr. Riley joined Avanex as a consultant in May 2005 and also served as corporate controller. From September 2002 to September 2005, Mr. Riley was a co-founding director and consultant with The CFO Network LLC, a financial consulting firm that specializes in interim and full-time Chief Financial Officer and controllership consulting, Sarbanes-Oxley project management and strategic consulting. From March 2001 to September 2002, Mr. Riley held positions in the finance department of ACLARA Biosciences, a bioscience company, including Director, Finance and Accounting (Acting) and Chief Financial Officer (Acting). From April 2000 to March 2001, Mr. Riley was Corporate Controller at Kosan Biosciences, a biotechnology company. From October 1997 to February 2000, Mr. Riley held various positions in the finance department of Troy Corporation, a manufacturing company. Mr. Riley has also held internal audit positions with Imperial Credit Industries and Western Financial Savings Bank and was an auditor with Grant Thornton LLP. Mr. Riley holds an MBA from the University of Chicago, a BSc from the University of Bristol, England, and is a Certified Public Accountant.

Giovanni Barbarossa, has served as our Chief Technology Officer since May 2002. Dr. Barbarossa led the Active Component Business Unit from August 2004 to June 2005 and served as Vice President of Product Development from May 2001 to August 2004. Prior to being promoted to Vice President of Product Development, Dr. Barbarossa was Director of Research and Development from February 2000 until May 2001. From 1999 to February 2000, Dr. Barbarossa served as Project Manager in the Optical Networking Division of Agilent Technologies. Dr. Barbarossa held various positions, including Team Leader in the Optical Application Specific Integrated Circuits Department and Member of Technical Staff of Bell Laboratories at Lucent Technologies, a developer and manufacturer of communications products, from 1995 through 1999. Dr. Barbarossa received his Ph.D. degree in Electronics Engineering from the University of Glasgow, U.K. and a B.S. degree in Electrical Engineering from the University of Bari, Italy.

Yves LeMaitre has served as Vice President and General Manager of the Optical Components group, with responsibility for discrete components and transmission modules, since May 2005. Prior to joining Avanex,

Mr. LeMaitre was President and Chief Executive Officer of Lightconnect Inc., a supplier of MEMS components and modules for optical networking applications company based in California. Mr. LeMaitre worked at Lightconnect Inc. from September 2001 to April 2005. Previously, Mr. LeMaitre held various positions including Vice President and General Manager of Core Data Products at Alcatel USA, Inc. from July 1994 to September 2001. Mr. LeMaitre also worked with Alcatel’s joint venture with Sprint International and various senior marketing and engineering management positions in France, the Netherlands and Italy for Alcatel and SITA. Mr. LeMaitre received an engineering degree from ENST (École Nationale Supérieure des Télécommunications) in Paris, France and received his master’s degree in mathematics and computer science at Nantes University in France.

Bradley Kolb joined Avanex in March 2006, as Senior Vice-President of Operations. Mr. Kolb has 20 years of operational roles and an extensive background in the management of contract manufacturing in different continents including Europe, North America and Asia. Between October 2003 and March 2006, Mr. Kolb was Vice President of Operations and Chief Financial Officer at Vivato, Inc., a venture capital backed startup firm. Between January 2001 and September 2003, Mr. Kolb was Vice President of Operations at Proxim Inc., a manufacturer of wireless networking equipment for WiFi and broadband wireless networks. Between 1999 and 2001, Mr. Kolb was Vice President of Operations at Resilience Corporation, a venture backed company producing fault tolerant computers. Previously, Mr. Kolb held various positions at American Microdevices Manufacturing Inc., Motorola-Indala Corporation, Litton Applied Technology and Varian Associates. Mr. Kolb holds an MBA from the Graduate School of Business at the University of Chicago, and a B.S. degree in Electrical Engineering from the University of Illinois.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “AVNX.” The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the NASDAQ Global Market for each of the last eight quarters ending June 30, 2006:

	High	Low
Fiscal year 2005 Quarters Ended:
September 30, 2004	$3.73	$1.90
December 31, 2004	$3.55	$1.95
March 31, 2005	$3.16	$1.16
June 30, 2005	$1.30	$0.90

Fiscal year 2006 Quarters Ended:
September 30, 2005	$1.07	$0.81
December 31, 2005	$1.40	$0.62
March 31, 2006	$3.25	$0.99
June 30, 2006	$3.29	$1.38

On September 22, 2006, the last reported sale price of our common stock on the NASDAQ Global Market was $1.63 per share. As of September 22, 2006, there were approximately 589 stockholders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, we may not, directly or indirectly, declare or pay any cash dividend or distribution on our common stock without the prior written consent of a majority of the aggregate principal amount of our 8.0% senior secured convertible notes due 2008.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended June 30, 2006, 2005 and 2004 and the balance sheet data as of June 30, 2006 and 2005 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended June 30, 2003 and 2002 and the balance sheet data as of June 30, 2004, 2003 and 2002 are derived from audited financial statements not included in this Annual Report.

	2006 (1)	2005	2004 (2)	2003 (3)	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$162,944	$160,695	$106,932	$21,416	$33,686
Cost of revenue	154,484	165,258	133,259	29,833	27,955

Gross (loss) profit	8,460	(4,563)	(26,327)	(8,417)	5,731
Operating expenses:
Research and development	23,471	33,124	42,107	16,063	30,959
Sales and marketing	13,236	16,803	19,808	5,921	6,745
General and administrative (4)	16,652	17,458	24,246	9,232	17,554
Acquired in-process research and development	—	—	—	—	5,445
Amortization of intangibles	5,448	5,723	4,573	200	10,502
Impairment of long-lived assets	—	—	—	1,548	—
Restructuring	1,912	29,272	3,779	22,438	16,656
Gain on disposal of property and equipment	(5,064)	(1,850)	—	—	—
Merger costs (4)	—	300	472	4,126	—

Total operating expenses	55,655	100,830	94,985	59,528	87,861

Loss from operations	(47,195)	(105,393)	(121,312)	(67,945)	(82,130)
Interest and other income (expense), net	(7,497)	(2,978)	3,299	2,533	4,353

Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	(54,692)	(108,371)	(118,013)	(65,412)	(77,777)
Loss from discontinued operations	—	—	(6,054)	—	—

Loss before cumulative effect of an accounting change	(54,692)	(108,371)	(124,067)	(65,412)	(77,777)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(37,500)	—

Net loss	$(54,692)	$(108,371)	$(124,067)	$(102,912)	$(77,777)

Loss per share from continuing operations before discontinued operations and effect of an accounting change basic and diluted	$(0.34)	$(0.75)	$(0.90)	$(0.96)	$(1.21)
Loss per share from discontinued operations basic and diluted	$—	$—	$(0.05)	$—	$—
Loss per share before cumulative effect of an accounting change basic and diluted	$(0.34)	$(0.75)	$(0.95)	$(0.96)	$(1.21)
Cumulative effect of an accounting change basic and diluted	$—	$—	$—	$(0.55)	$—
Net loss per common share basic and diluted	$(0.34)	$(0.75)	$(0.95)	$(1.51)	$(1.21)
Weighted average number of shares used in computing basic and diluted net loss per common share	163,242	144,253	130,561	68,371	64,308

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$74,335	$73,905	$89,090	$87,591	$136,085
Long-term investments	$—	$—	$55,145	$47,063	$40,984
Working capital	$82,364	$75,720	$83,804	$64,708	$118,911
Total assets	$165,558	$199,656	$275,196	$154,615	$250,397
Long-term liabilities	$29,187	$52,919	$26,556	$28,173	$23,054
Total stockholders equity	$73,338	$53,748	$157,464	$96,262	$197,998

(1)	Net income for fiscal 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) of $4.5 million, related to employee stock options, restricted stock units and employee stock purchases. For the years ending June 30, 2005, 2004, 2003 and 2002, the Company accounted for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognized compensation expense only for stock option grants or stock purchase rights with an exercise price less than the fair value of the shares at the date of grant. See Note 13 to the Consolidated Financial Statements.
(2)	We acquired Alcatel’s and Corning’s optical components businesses on July 31, 2003 in a transaction accounted for as a purchase. Additionally, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The consolidated statement of operations for fiscal year 2004 include the results of operations of the optical components businesses acquired from Alcatel and Corning subsequent to July 31, 2003 and the optical systems business acquired from Vitesse subsequent to August 28, 2003.
(3)	In fiscal 2003, we recognized a cumulative charge of $37.5 million for the impairment of goodwill upon the adoption of SFAS 142, “Goodwill and Other Intangible Assets”.
(4)	Merger costs are included in General and Administrative in the consolidated statements of operations in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. For ease of reference, we refer to the fiscal years ended June 30, 2006, June 30, 2005 and June 30, 2004 as fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were founded in October 1997, and began making volume shipments of our products during the quarter ended September 30, 1999.

We acquired the optical components businesses of Alcatel and Corning on July 31, 2003, in transactions accounted for as a purchase. In addition, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003, in a transaction accounted for as a purchase. The consolidated statement of operations for fiscal 2004 includes eleven months of operating results from the business activities and assets acquired from Alcatel and Corning on July 31, 2003, and ten months of operating results from the business activities and assets acquired from Vitesse on August 28, 2003.

Our consolidated financial statements also account for the sale of our planar lightwave circuit unit in Livingston, Scotland as a discontinued operation under GAAP, as a result of our disposition of the business in February 2004. Our Consolidated Statements of Operations have been reformatted for fiscal 2004 to separate the results of the discontinued operation from the results of our continuing operations. This presentation is required by GAAP and facilitates historical and future trend analysis of our continuing operations.

The telecommunications industry experienced a significant period of retraction following a dramatic slowdown in equipment spending in late 2001 through 2005. Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have restructured our organization, primarily through the downsizing of our workforce. During fiscal 2005, we approved work force reduction plans in our U.S. facilities that resulted in the termination of 145 employees in order to reduce operating expenses and improve our cost structure. In addition, we approved a work force reduction plan that resulted in the termination of 156 full time employees at our facility in France, leaving approximately 150 employees, in order to reduce operating expenses and improve our cost structure. The costs associated with our global restructuring plans have consisted of employee severance and excess facilities costs. Of the restructuring provision of $26.7 million, $23.9 million was paid as of June 30, 2006, leaving a balance of $2.8 million at June 30, 2006 comprised of costs payable through 2013.

During fiscal year 2006, we approved a work force reduction of 41 employees as a result of the transfer of most of our manufacturing operations to third-party contract manufacturers. The costs associated with this restructuring consisted primarily of severance costs. Our estimate of such costs was $1.7 million, with final payments to be made by October 2006.

The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we had opened an operations center in Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region. In July 2005, we announced the opening of a development and marketing office in Shanghai, China. Although we have relocated most of our manufacturing operations to reduce our production costs, we expect to undertake additional actions to further reduce costs and improve our gross margins. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expectations.

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

To date, our net revenue has been principally derived from the sales of our products, which were significantly enhanced by the acquisitions of the optical components businesses of Alcatel and Corning. A summary of our net revenues and other financial information by geographic location is found in Note 15 to Notes to Consolidated Financial Statements.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. During fiscal year 2006, sales to Alcatel (including sales to its contract manufacturers) accounted for 27% of net revenue and sales to Nortel (including sales to its contract manufacturers) accounted for 11% of our net revenue. During fiscal 2005, sales to Alcatel (including sales to its contract manufacturers) accounted for 34% of net revenue. During fiscal 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue, and combined accounted for 61% of fiscal 2004 net revenue. While we have substantially diversified our customer base, primarily as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

Gross Margin. Gross margin represents revenue less cost of revenue. During fiscal 2006, gross margin increased to 5% of revenue, which was an increase in gross margin of 8 percentage points over our fiscal 2005 gross margin of negative 3%. The increase was due to a more profitable mix of products sold to our customers, cost reductions resulting from outsourcing most of our manufacturing, and higher-priced newly introduced products.

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

Restructuring. Restructuring expense generally includes employee severance costs and the costs of excess facilities associated with formal restructuring plans.

Gain on Disposal of Property and Equipment. Gain on disposals includes gains incurred as a result of disposal of property, plant or equipment for an amount greater than the net book value.

Interest and Other Income. Interest and other income consist primarily of interest earned from the investment of our cash and cash equivalents, short-term investments and long-term investments. In addition, other income in fiscal 2005 includes a gain recognized in relation to warrants issued in connection with our May 2005 convertible notes offering.

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

Revenue Recognition. Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns and price adjustments in the same period as when the related revenues are recorded. These estimates are based on historical sales returns and adjustments, other known factors and our return policy. If future sales returns or price adjustment levels differ from the historical data we use to calculate these estimates, changes to the provision may be required. We generally do not accept product returns from customers; however, we do sell our products under warranty. The specific terms and conditions of our warranties vary by customer and region in which we do business; however, the warranty period is generally one year.

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost nil. At June 30, 2006, we determined that an allowance was not required. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. In prior years, we also recorded an allowance for doubtful accounts based on the length of time the receivables were past due. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of our sales to a limited number of customers.

Excess and Obsolete Inventory. We write off the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as products that we no longer market for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us.

In estimating excess inventory, we use a range of six-month to twelve-month demand forecast. In addition, we assess inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis including, but not limited to forecasted sales levels by product, expected product life cycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with sub-contract manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we maybe required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold resulting in lower cost of sales and higher income from operations than expected in that period.

Stock-based Compensation Expense. We account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock-based awards, and the expected life was estimated to be 6.25 years using the simplified method permitted under SAB 107. Further, as required under SFAS 123(R), we now estimate forfeitures for options granted that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

Goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which we consider our sole operating unit. Measurement of the fair value of the reporting unit in our annual test for impairment is determined using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which was determined based on our current market capitalization, and goodwill was determined not to be impaired at June 30, 2006.

Impairment of Long-lived Assets. We evaluate the recoverability of long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Warranties. In general, we provide a product warranty for one year from the date of shipment. We accrue for the estimated cost to provide warranty services at the time revenue is recognized. The specific terms and conditions of our warranties vary by customer and region in which we do business. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs will increase resulting in decreases to gross profit. Conversely, to the extent we experience decreased warranty claim activity, or decreased costs associated with servicing those claims, our warranty costs will decrease resulting in increases to gross profit. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Restructuring. During the past few years we have recorded significant accruals in connection with restructuring programs. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. Although we believe that these estimates accurately reflect the costs of the restructuring programs, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

Contingencies. We are or have been subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise its estimates.

In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers with whom we enter into contractual relationships. We have agreed to hold the other party harmless against third party claims that our products, when used for their intended purpose, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The estimated fair value of these indemnification provisions is minimal. To date, we have not incurred any costs related to claims under these provisions, and no amounts have been accrued in the accompanying financial statements.

Change in accounting policy

Share-based Payments: On July 1, 2005, we adopted the fair value-based method for measurement and expense recognition of employee share-based compensation arrangements under the provisions of Financial Accounting

Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transitional method. Previously, we had elected to account for employee share-based compensation using the intrinsic value method based upon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The intrinsic value method generally did not result in any compensation cost being recorded for employee stock options since the exercise price was equal to the market price of the underlying shares on the date of grant.

Under the modified prospective transitional method, share-based compensation is recognized for awards granted, modified, repurchased or cancelled subsequent to the adoption of SFAS 123(R). In addition, share-based compensation is recognized, subsequent to the adoption of SFAS 123(R), for the remaining portion of the vesting period (if any) for outstanding awards granted prior to the date of adoption. Prior periods have not been adjusted and we continue to provide pro forma disclosure as if we had accounted for employee share-based payments in all periods presented under the fair value provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, which is presented in Note 13 to Consolidated Financial Statements, under the topic “Stock-based Compensation”.

We measure share-based compensation costs on the grant date, based on the calculated fair value of the award. We have elected to treat awards with graded vesting as a single award when estimating fair value. Compensation cost is recognized on a straight-line basis over the employee requisite service period. Compensation cost is initially based on the estimated number of options for which the requisite service is expected to be rendered. This estimate is adjusted in the period once actual forfeitures are known.

Refer to Note 13 “Stock-based Compensation” in the Notes to Consolidated Financial Statements for details of stock options and share-based compensation costs recorded during the year ended June 30, 2006.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue of certain items in our Consolidated Statements of Operations:

	% of Net Revenue
	Years Ended June 30,
Net revenue	100%	100%	100%
Cost of revenue	95%	103%	125%

Gross profit (loss)	5%	(3%)	(25%)
Operating expenses:
Research and development	14%	21%	39%
Sales and marketing	8%	10%	19%
General and administrative	10%	11%	23%
Amortization of intangibles	3%	4%	4%
Restructuring expense	1%	18%	4%
Gain on disposal of property and equipment	(3%)	(1%)	0%

Total operating expenses	33%	63%	89%

Loss from operations	(28%)	(66%)	(114%)
Interest and other (expense) income, net	(5%)	(2%)	3%

Loss from continuing operations before discontinued operations	(33%)	(68%)	(111%)
Loss from discontinued operations	0%	0%	(6%)

Net loss	(33%)	(68%)	(117%)

Net Revenue

Net revenue for fiscal 2006 was $162.9 million, which represents an increase of $2.2 million or 1% from net revenue of $160.7 million for fiscal 2005. The increase in revenue was primarily attributable to an increase in demand from certain existing customers and the introduction of new products, which contributed to revenue during the year.

Net revenue for fiscal 2005 was $160.7 million, which represents an increase of $53.8 million, or 50%, from net revenue of $106.9 million for fiscal 2004. The increase in net revenue was due to increased shipments of our products due to increased demand from existing customers and an increase in our customer base. Although we experienced reductions in selling prices for certain products in fiscal 2005, our overall product mix shifted in fiscal 2005 toward products with higher levels of integration, which we typically sell at higher unit prices.

During fiscal year 2006, sales to Alcatel (including sales to its contract manufacturers) accounted for 27% of net revenue and sales to Nortel (including sales to its contract manufacturers) accounted for 11% of our net revenue. During fiscal 2005, sales to Alcatel (including sales to its contract manufacturers) accounted for 34% of net revenue. During fiscal 2004, Alcatel, Cisco Systems and Ciena Corporation (including sales to their contract manufacturers) each accounted for greater than 10% of our net revenue and 61% of net revenue on a combined basis. Sales to our major customers vary significantly from year to year and we do not have the ability to predict sales to these customers.

Net revenue from customers outside the United States accounted for $113.8 million, $98.7 million and $54.9 million of total net revenue, or 70%, 61% and 51%, for the years ended June 30, 2006, 2005 and 2004, respectively.

Cost of Revenue and Gross Margin

Cost of revenue decreased to $154.5 million for fiscal 2006 from $165.3 million for fiscal 2005. The decrease was primarily due to the transfer of most of our internal manufacturing operations to contract manufacturers, which reduced our direct labor and manufacturing overhead costs.

Cost of revenue increased to $165.3 million for fiscal 2005 from $133.3 million for fiscal 2004, primarily as a result of the increase in total net revenue and an $8.2 million write-off for excess and obsolete inventory.

We wrote off excess and obsolete inventory of $12.8 million in fiscal 2006, $8.2 million in fiscal 2005 and $1.0 million in fiscal 2004. In fiscal 2006 the write-off was primarily due to lower than expected usage of previously purchased inventory. In fiscal 2005 the write-off was due primarily to lower demand for certain products, and secondarily to discontinued products. In fiscal 2004 the write-off was due to $1.0 million of inventory that became excess as a result of decreased demand for our products. We sold inventory previously written-off with original cost totaling $0.2 million, $1.1 million and $1.2 million for fiscal 2006, 2005 and 2004, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. Cost of revenue for fiscal 2006, 2005 and 2004 was also offset by $4.4 million, $2.8 million and $1.8 million, respectively, for reversals of previous warranty accruals.

Our gross margin percentage improved to positive 5% for fiscal year 2006, compared to negative 3% for fiscal 2005, primarily due to cost reductions resulting from the transfer of most of our global manufacturing operations to contract manufacturers in lower-cost regions. Our gross margin percentage improved to negative 3% for fiscal 2005 from negative 25% for fiscal 2004, primarily due to cost reductions in connection with our restructuring efforts, specifically, the continuation of our strategy to shift global manufacturing to contract manufacturers in lower-cost regions. In addition, the improvement in gross margin percentage was driven by a shift to products with higher volume and higher gross margins. These improvements were partially offset by startup costs associated with the opening of our operations center in Thailand.

We have recently experienced positive gross margins due to new product introductions and the transfer of our global manufacturing operations to contract manufacturers in lower-cost regions. We continue to experience low gross margins, however, due primarily to intense price competition and the underutilization of our manufacturing facilities in France and Italy. We have in the past incurred and may in the future incur additional costs as we continue to transition to lower-cost contract manufacturers. Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margins as the result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses decreased $9.6 million to $23.5 million for fiscal 2006 from $33.1 million for fiscal 2005. As a percentage of net revenue, research and development expenses decreased to 14% for fiscal 2006 from 21% for fiscal 2005. During fiscal 2006 we reduced the number of research and development employees from 204 at June 30, 2005 to 179 at June 30, 2006. We are in the process of moving a portion of our research and development activities to a new facility in Shanghai, China, to reduce research and development costs. We expect our research and development expenses to decline as a percentage of revenue in fiscal 2007. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in the future.

Research and development expenses decreased $9.0 million to $33.1 million for fiscal 2005 from $42.1 million for fiscal 2004. As a percentage of net revenue, research and development expenses decreased to 21% for fiscal 2005 from 39% for fiscal 2004.

Sales and Marketing

Sales and marketing expenses decreased $3.6 million to $13.2 million for fiscal 2006 from $16.8 million for fiscal 2005. As a percentage of net revenue, sales and marketing expenses decreased to 8% in fiscal 2006 from 10% in fiscal 2005. The decrease in sales and marketing expenses was primarily due to decreased headcount, decreased travel expenses, decreased commissions paid to distributors, and a reduction in corporate marketing expenses. We expect our sales and marketing expenses to decline as a percentage of revenue in fiscal 2007. There can be no assurance that our sales and marketing expense will not increase in the future.

Sales and marketing expenses decreased $3.0 million to $16.8 million for fiscal 2005 from $19.8 million for fiscal 2004. As a percentage of net revenue, sales and marketing expenses decreased to 10% in fiscal 2005 from 19% in fiscal 2004. Part of our strategy in 2005 was to reduce expenses, particularly as a percentage of revenue. The decrease in sales and marketing expenses was primarily due to decreased headcount, travel expenses, commissions paid to distributors, and a reduction in corporate marketing expenses.

General and Administrative

General and administrative expenses decreased $1.1 million to $16.7 million for fiscal 2006 from $17.8 million for fiscal 2005. The primary reasons for the decrease were a $2.0 million reduction in our allowance for doubtful accounts and a $3.3 million reduction in salaries and fringe benefits and offset by a $4.5 million increase in stock-based compensation, a $1.5 million increase in facilities expense, and a $1.9 million increase in audit and legal expenses. As a percentage of net revenue, general and administrative expenses decreased to 10% in fiscal 2006 from 11% in fiscal 2005. We expect general and administrative expenses to decline as a percentage of revenue in fiscal 2007. Despite these cost reduction efforts, there can be no assurance that our general and administrative expenses will continue to decline in the future.

General and administrative expenses decreased $6.9 million to $17.8 million for fiscal 2005 from $24.7 million for fiscal 2004. As a percentage of net revenue, general and administrative expenses decreased to 11% in fiscal 2005 from 23% in fiscal 2004. The decrease was due to a reduction in workforce and a reduction in utilization of shared services from Alcatel and Corning.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.3 million to $5.4 million for fiscal 2006, from $5.7 million for fiscal 2005. The decrease was primarily attributable to some of the intangible assets becoming fully amortized during fiscal 2006, which resulted in less expense during the remainder of fiscal 2006.

Amortization of intangible assets increased $1.1 million to $5.7 million for fiscal 2005, from $4.6 million for fiscal 2004. The increase was primarily attributable to the amortization of the intangible assets purchased in the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse in fiscal 2004, resulting in an increase in our intangible asset base, and additional amortization expense of $759,000, due to a change in estimate to a shorter useful life of certain intangible assets.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

For fiscal year 2006, restructuring expenses of $1.9 million resulted from an additional provision for severance benefits totaling $1.6 million, combined with expenses for abandoned facilities in the amount of $0.9 million, offset by recovery of previously recorded provisions in the amount of $0.6 million.

During fiscal 2006, we approved work force reduction plans affecting 41 employees in order to reduce operating expenses and improve our cost structure. The costs associated with this restructuring consisted of severance costs, which we estimated to be $1.7 million. The latest workforce reduction was completed in August 2006, with final payments to be made by October 2006. In addition, other previously announced workforce reduction plans remain in progress, including plans in connection with our fiscal 2004 acquisitions of the optical components businesses of Alcatel and Corning. Our accrued restructuring liability balance at June 30, 2006 was $19.6 million and will be payable through 2013.

During fiscal 2005, we announced and implemented several restructuring programs throughout the organization, primarily downsizing our workforce in our U.S. and France facilities, resulting in net restructuring expenses of $29.3 million. We approved work force reduction plans for our U.S. facilities that resulted in the termination of 145 employees in order to reduce operating expenses and improve our cost structure. This reduction in force was completed in December 2005. The costs associated with this restructuring consisted primarily of severance costs. In addition, we approved a work force reduction plan that resulted in the termination of 156 full time employees at our facility in France, leaving approximately 150 employees. The reduction in force in France has been completed. The costs associated with the restructuring in France consisted of employee severance costs.

During fiscal 2004, we announced and implemented several restructuring programs throughout the organization, primarily downsizing our workforce by approximately 450 employees in our manufacturing operations, resulting in a net restructuring expenses of $3.8 million.

Interest and Other Income

Interest and other income decreased $0.8 million to $2.8 million in fiscal 2006 from $3.6 million in fiscal 2005. The primary reason for the decrease was no-reoccurrence of the $0.7 million gain experienced in fiscal 2005 from a derivative instrument in connection with our convertible notes offering, which is described in the following paragraph.

Interest and other income decreased $1.6 million to $3.6 million in fiscal 2005 from $5.2 million in fiscal 2004. The decrease was primarily due to the decreased cash and investment balances. Offsetting the reduced interest income was a $0.7 million gain from a derivative instrument in connection with our convertible notes offering; the gain was recognized in accordance with the interpretive guidance in EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

Interest and Other Expense

Interest and other expense increased by a net $3.7 million in fiscal 2006 to $10.3 million from $6.6 million in fiscal 2005. An increase aggregating $4.5 million loss on extinguishment of debt which comprises $3.5 million paid to settle our convertible note holder’s alleged default claims, $0.6 of issuance costs and $0.4 million increase in fair value from the modification of warrants (see Note 11 of Notes to Consolidated Financial Statements). This increase was offset by a reduction in interest expense during the later part of fiscal 2006 as certain convertible note holders converted $29.5 million of convertible note into shares of our common stock.

Interest and other expense increased $4.7 million to $6.6 million in 2005 from $1.9 million in 2004. The increase was mainly due to impairment expense of $4.4 million on our investment in Gemfire Corporation, which was recorded to other expense, and partially due to the interest expense on the principal amount of $35.0 million on our 8.0% senior secured convertible notes due in 2008, which were issued in May 2005. Included in interest expense was $0.3 million for the amortization of prepaid interest, and amortization of warrants issued in connection with the senior secured convertible notes offering.

Discontinued Operations

In February 2004, we entered into a share acquisition agreement with Gemfire Corporation pursuant to which Gemfire acquired our silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in our acquisition of Alcatel Optronics in the first quarter of fiscal 2004. For fiscal 2004, we recorded a net loss from discontinued operations of $6.1 million.

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

In January 2004, we entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan Avanex an aggregate principal amount of $865,000 to finance the purchase of SAP software, which was collateral for the outstanding loan under the agreement. The designated interest rate for the loan is 5.2% and the maturity date for the loan is November 28, 2006. The outstanding principal balance on the loan was $450,000 and $730,000 as of June 30, 2005 and June 30, 2004, respectively. This outstanding balance was paid off in January 2006.

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

On May 19, 2005, we issued an aggregate of $35 million principal amount of 8.0% senior secured convertible notes due 2008 in a private placement to institutional investors. Net proceeds, after an aggregate of $2.1 million in issuance costs and two years of prepaid interest in the amount of $5.6 million, were $27.3 million. On November 8, 2005, certain terms of the May 2005 convertible note financing were amended pursuant to amendment agreements entered into between Avanex and each holder of such notes, and we issued amended and restated notes and amended and restated warrants to such holders. The amended and restated notes are convertible into shares of common stock at a price of $0.90 per share, subject to adjustment upon specified events, including a broad-based anti-dilution provision that until January 27, 2006 contained a floor price of $0.7279 (subject to adjustment for stock splits, combinations or similar events). The floor price was eliminated upon receipt of stockholder approval of the issuance of the common stock underlying the amended and restated notes at a Special Meeting of Stockholders held on January 27, 2006. In addition, Avanex obligations under the amended and restated notes are secured by substantially all of the assets of Avanex, substantially all of the assets of the domestic subsidiaries of Avanex, a pledge of all capital stock of the domestic subsidiaries of Avanex, and a pledge of 65% of the capital stock of the non-U.S. subsidiaries of Avanex. Avanex’s obligations under the amended and restated notes are guaranteed by its domestic subsidiaries. Pursuant to each Amendment Agreement, we and each holder also agreed to amend and restate such holder’s warrants, primarily to amend the exercise price to $1.13. During the year ended June 30, 2006, $29.5 million of the outstanding Amended and Restated Notes were converted to common stock at the request of the convertible note holders. As a result of the conversions, the aggregate principal amount outstanding under the convertible note, net of unaccreted discount, was $4.6 million at June 30, 2006. For more information, please see Note 11 to Consolidated Financial Statements.

On March 6, 2006, we sold 24.1 million shares of common stock at a price per share of $2.00 for an aggregate purchase price of $48.2 million. The net proceeds from such sale of the shares of common stock were $44.7 million, after deducting the placement fee and offering expenses. The purchasers also received warrants to purchase up to an aggregate of 7.2 million shares of common stock at an exercise price of $2.73 per share, subject to adjustment for anti-dilution, exercisable on and after September 9, 2006 and on or before March 9, 2010. The sale of common stock and issuance of the warrants was made pursuant to an effective registration statement on Form S-3. For more information, please see Note 12 to Consolidated Financial Statements.

Avanex leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. Payments due under capital lease agreements as of June 30, 2006 are $0.8 million maturing in fiscal 2007.

As of June 30, 2006, Avanex had cash and cash equivalents of $29.0 million and short-term investments of $38.7 million for an aggregate of $67.7 million, excluding restricted cash of $6.7 million.

As of June 30, 2005, Avanex had cash and cash equivalents of $26.8 million and short-term investments of $38.9 million for an aggregate of $65.7 million, excluding restricted cash of $8.2 million.

The fiscal 2006 increase in cash and cash equivalents was due primarily to the sale of 24.1 million shares of common stock in March 2006 generating $47.1 million in proceeds net of offering costs, plus net cash provided by investing activities of $3.0 million for items other than changes in restricted cash. These increases were offset by net cash used in operations of $42.6 million. The fiscal 2006 decrease of $1.5 million in restricted cash was primarily due to a reduction in our obligation on operating leases, which reduced the cash held against those leases.

The net cash used in operating activities of $42.6 million was due primarily to our $54.7 million net loss for fiscal 2006, partially offset by $27.3 million of non-cash charges. Changes in working capital during fiscal 2006 used $15.2 million of cash.

Net cash provided by investing activities during fiscal 2006 was $4.5 million, comprising a $1.5 million decrease in restricted cash and $4.8 million of proceeds from sales of fixed assets and $0.7 million representing the net change in short-term investments, offset by capital purchases of $2.5 million.

Net cash provided by financing activities was $40.8 million during fiscal 2006, primarily the result of our March 2006 equity offering, and proceeds from the issuance of common stock under our employee stock option plans and employee stock purchase plan. These net proceeds were partially offset by payments on short-term debt, long-term debt and capital lease obligations.

Our contractual obligations at June 30, 2006 were as follows (in thousands):

	Contractual Obligations Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Pension	$9	$19	$78	$2,394	$2,500
Capital lease obligations	840	—	—	—	840
Operating leases	5,048	12,092	9,288	1,483	27,911
Accrued severance	3,405	2,654	680	126	6,865
Senior secured convertible notes	—	5,989	—	—	5,989
Unconditional purchase obligations	31,516	—	—	—	31,516

	$40,818	$20,754	$10,046	$4,003	$75,621

We have unconditional purchase obligations to certain of our suppliers and contract manufacturers that support our ability to manufacture our products. As of June 30, 2006, we had approximately $31.5 million of unconditional purchase obligations, $24,000 to related parties, none of which is included on our balance sheet in accounts payable.

Under operating leases and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $2.9 million and $9.8 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of June 30, 2006.

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

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. Our adoption of SFAS 153 did not have a material effect on our consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 (Accounting Changes) previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not believe that our adoption of SFAS 154 on July 1, 2006 will have a material effect on our consolidated financial position or results of operations.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have to our consolidated balance sheet and statement of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Investments—an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest of another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS No. 155 will have a material effect on our financial position, results of operations or cash flows.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our consolidated balance sheet and statement of operations.

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

As of June 30, 2006
	Total Amortized Cost	Fair Market Value
Available-for-sale securities	$45,210	$45,372
Average interest rate	3.09%

As of June 30, 2005
	Total Amortized Cost	Fair Market Value
Available-for-sale securities	$47,527	$47,044
Average interest rate	2.40%

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

We have operations in the United States, China, France, Italy and Thailand. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 30, 2006 would have led to a benefit of approximately $1.1 million (dollar strengthening), or an additional loss of approximately $1.1 million (dollar weakening) on our net dollar position in outstanding trade payables and receivables. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avanex Corporation

We have audited the accompanying consolidated balance sheets of Avanex Corporation and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audit also includes the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective July 1, 2005, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

September 26, 2006

REPORT OF ERNST & YOUNG LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avanex Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Avanex Corporation for the year ended June 30, 2004. Our audit also included the financial statement schedule for the year ended June 30, 2004 listed in the Index 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conduct our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Avanex Corporation for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended June 30, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Palo Alto, California

July 30, 2004

REPORT OF DELOITTE & TOUCHE LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avanex Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avanex Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2006:

1.

Company-level controls. The Company’s finance group continued to experience turnover such that there was insufficient familiarity with historical accounting entries and the supervision of the accounting processes was not effective. In addition, during fiscal 2006 the majority of the Company’s manufacturing operations transitioned to contract manufacturers and these transitions contributed to a number of accounting errors which required post-close journal entries during the year-end close process. Also, controls were not in place to adequately restrict access to the accounting systems. In addition management’s assessments related to the risk of financial fraud were not completed until after year end and certain controls in the assessment process were found to be ineffective;

2.	Preparation and review procedures over account reconciliations and related journal entries. The controls over the preparation and review of account reconciliations and related journal entries both in the Fremont and Nozay facilities were initially inadequate and led to a lack of control over the Company’s closing and reporting processes, which were corrected in the audit process.

3.	Controls over accounts receivable and warranty reserves. Initially, accounts receivable reserves did not adequately consider the Company’s recent collection performance and warranty reserves did not adequately consider the Company’s recent performance in the contract manufacturing environment and were corrected in the audit process;

4.	Controls over inventory. Inadequate controls around the Company’s inventory values including transactions with the Company’s contract manufacturer and inter-company shipments resulted in errors in ending inventory in both the Fremont and Nozay facilities, which required adjustment in the audit process. Accounting records were not adjusted to physical counts in a timely manner; and initially, inventory reserves did not adequately consider recent historical performance, which were corrected in the audit process;

5.	Controls over pension accounting. Lack of personnel with the requisite level of knowledge of the French subsidiary’s pension plan initially resulted in errors in accounting for the Company’s pension obligation, which were corrected in the audit process; and

6.	Controls over stock-based compensation. Lack of personnel with the requisite level of knowledge of stock-based compensation accounting initially resulted in errors in the recorded expense, which were corrected in the audit process.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2006 of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006 of the Company and our report dated September 26, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

September 26, 2006

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$28,963	$26,811
Restricted cash and investments	6,676	8,165
Short-term investments	38,696	38,929
Accounts receivable (net of allowance for doubtful accounts of $0 and $1,992 at June 30, 2006 and 2005, respectively)	26,768	22,788
Inventories, net	18,417	36,014
Due from related parties	10,404	15,357
Other current assets	15,473	20,645

Total current assets	145,397	168,709
Property and equipment, net	5,668	8,612
Intangibles, net	3,246	8,686
Goodwill	9,408	9,408
Other assets	1,839	4,241

Total assets	$165,558	$199,656

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,276	$28,251
Accrued compensation	6,872	10,741
Accrued warranty	1,799	5,268
Due to related parties	4,475	1,549
Other accrued expenses and deferred revenue	4,467	12,230
Current portion of long-term obligations and convertible note	823	2,910
Current portion of accrued restructuring	6,321	32,040

Total current liabilities	63,033	92,989
Long-term liabilities:
Accrued restructuring	13,252	14,137
Convertible notes	4,569	29,408
Other long-term obligations	11,366	9,374

Total liabilities	92,220	145,908

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized; 204,361,846 and 144,939,807 shares outstanding (net of 160,749 and 41,062 treasury shares) at June 30, 2006 and 2005, respectively	204	145
Additional paid-in capital	742,951	667,923
Deferred compensation	—	(353)
Accumulated other comprehensive income	4,687	5,478
Accumulated deficit	(674,504)	(619,445)

Total stockholders’ equity	73,338	53,748

Total liabilities and stockholders’ equity	$165,558	$199,656

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended June 30,
	2006	2005	2004
Net revenue:
Third parties	$119,054	$105,568	$74,751
Related parties	43,890	55,127	32,181

Total net revenue	162,944	160,695	106,932
Cost of revenue:
Cost of revenue except for direct material purchases from related parties	151,758	155,056	105,553
Direct material purchases from related parties	2,726	10,202	27,706

Total cost of revenue	154,484	165,258	133,259

Gross profit (loss)	8,460	(4,563)	(26,327)
Operating expenses:
Research and development	23,471	33,124	42,107
Sales and marketing	13,236	16,803	19,808
General and administrative:
Third parties	15,701	11,867	17,867
Related parties	951	5,891	6,851
Amortization of intangibles	5,448	5,723	4,573
Restructuring	1,912	29,272	3,779
Gain on disposal of property and equipment	(5,064)	(1,850)	—

Total operating expenses	55,655	100,830	94,985

Loss from operations	(47,195)	(105,393)	(121,312)
Interest and other income	2,787	3,607	5,155
Interest and other expense	(10,284)	(6,585)	(1,856)

Loss from continuing operations before discontinued operations	(54,692)	(108,371)	(118,013)
Loss from discontinued operations	—	—	(6,054)

Net loss	$(54,692)	$(108,371)	$(124,067)

Loss per share from continuing operations before discontinued operations, basic and diluted	$(0.34)	$(0.75)	$(0.90)
Loss per share from discontinued operations basic and diluted	—	—	(0.05)

Basic and diluted net loss per common share	$(0.34)	$(0.75)	$(0.95)

Weighted-average number of shares used in computing basic and diluted net loss per common share	163,242	144,253	130,561

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
Balance at July 1, 2003	$69	$484,028	$(828)	$(387,007)	$		$96,262
Issuance of 715,730 shares of common stock upon exercise of stock options and share purchase rights	1	1,297	—	—		—	1,298
Issuance of 610,171 shares of common stock relating to employee stock purchase plan	1	726	—	—		—	727
Issuance of 192,584 shares of common stock relating to exercise of warrants		648	—	—		—	648
Issuance of 21,474,507 shares of common stock in relation to the acquisition of Corning Assets	21	38,268	—	—		—	38,289
Issuance of 35,369,869 shares of common stock in relation to the acquisition of Alcatel Assets	36	63,028	—	—		—	63,064
Issuance of 1,371,430 shares of common stock in relation to the acquisition of Vitesse Assets	1	6,508	—	—		—	6,509
Issuance of 14,135,316 shares of common stock in a private placement	14	68,245	—	—		—	68,259
Charge related to warrants issued	—	407	—	—		—	407
Deferred stock based compensation	—	643	(643)	—		—	—
Amortization of deferred stock compensation	—	—	875	—		—	875
Comprehensive loss:
Cumulative translation adjustment	—	—	—	—		5,193	5,193
Net loss	—	—	—	(124,067)			(124,067)

Comprehensive loss							(118,874)

Balance at June 30, 2004	143	663,798	(596)	(511,074)		5,193	157,464
Issuance of 611,517 shares of common stock upon exercise of stock options	1	458	—	—		—	459
Issuance of 986,123 shares of common stock relating to employee stock purchase plan	1	1,200	—	—		—	1,201
Warrants issued in connection with the issuance of senior secured debentures, net of issuance costs of $258	—	2,602	—	—		—	2,602
Accelerated vesting of 168,750 executive shares	—	106	—	—		—	106
Issuance costs related to shelf registration	—	(258)	—	—		—	(258)
Stock-based compensation	—	17	—	—		—	17
Amortization of deferred stock compensation	—	—	243	—		—	243
Comprehensive loss:
Unrealized loss on investments	—	—	—	—		(484)	(484)
Cumulative translation adjustment	—	—	—	—		769	769
Net loss	—	—	—	(108,371)		—	(108,371)

Comprehensive loss							(108,086)

Balance at June 30, 2005	145	667,923	(353)	(619,445)		5,478	53,748
Reclassification of deferred stock compensation to additional paid-in capital upon the adoption of SFAS 123(R)	—	(353)	353	—		—	—
Issuance of 1,551,789 shares of common stock upon exercise of stock options	2	2,105	—	—		—	2,107
Issuance of 588,431 shares of common stock relating to employee stock purchase plan	1	408	—	—		—	409
Modifications of warrants, net of issuance costs of $258	—	686	—	—		—	686
Issuance of common stock, net of issuance costs of $3,509	24	44,641	—	—		—	44,665
Issuance of common stock in connection with conversion of senior secured convertible notes	32	23,089	—	—		—	23,121
Stock-based compensation	—	4,452	—	—		—	4,452
Common stock withheld on exercise of restricted stock units for tax withholding	—	—	—	(367)		—	(367)
Comprehensive loss:
Unrealized gain on investments	—	—	—	—		461	461
Cumulative translation adjustment	—	—	—			(1,252)	(1,252)
Net loss				(54,692)		—	(54,692)

Comprehensive loss	—	—	—				(55,483)

Balance at June 30, 2006	$204	$742,951	$—	$(674,504)		$4,687	$73,338

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	For the Year Ended June 30,
	2006	2005	2004
Operating Activities:
Net loss	$(54,692)	$(108,371)	$(124,067)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of property and equipment	(5,064)	(2,226)	352
Depreciation and amortization	5,565	9,012	15,251
Amortization of intangibles	5,448	5,723	4,573
Impairment of investment	—	4,400	—
Prepaid amortization	—	322	—
Stock-based compensation	4,452	365	875
(Reversal of) provision for doubtful accounts and sales returns	(2,538)	663	1,005
Loss in connection with convertible notes modification	4,525	—	—
Non-cash gain on derivatives	—	(740)
Non-cash interest expense	2,160	—	—
Write-down of excess and obsolete inventory	12,790	8,234	1,000
Changes in operating assets and liabilities:
Accounts receivable	(10,727)	(9,714)	(11,774)
Inventories	5,488	(4,982)	(8,089)
Other current assets	16,828	529	916
Other assets	(53)	(1,147)	6,549
Due to/from related parties	10,364	(1,818)	1,168
Accounts payable	8,127	1,743	4,909
Accrued compensation	(2,912)	(418)	764
Accrued restructuring	(26,787)	6,654	(65,409)
Accrued warranty	(3,521)	(857)	(3,340)
Other accrued expenses and deferred revenues	(12,053)	1,141	(1,736)

Net cash used in operating activities	(42,600)	(91,487)	(177,053)

Investing Activities:
Purchases of investments	(123,005)	(41,996)	(192,097)
Maturities of investments	123,699	125,837	193,830
Decrease (increase) in restricted cash	1,489	(8,165)	—
Acquisitions, net of cash acquired	—	—	117,986
Purchase of other investments	—	—	(4,400)
Purchases of property and equipment	(2,508)	(882)	(2,514)
Proceeds from sale of property and equipment	4,824	4,782	684

Net cash provided by investing activities	4,499	79,576	113,489

Financing Activities:
Payments on capital lease obligations	(2,268)	(4,563)	(5,265)
Payments in connection with convertible notes modification	(4,075)	—	—
Proceeds from short-term borrowings	—	31,219	107,582
Payments on short-term borrowings	—	(34,942)	(106,999)
Borrowings under financing arrangements	—	24,466	865
Proceeds from issuance of common stock	47,181	1,402	70,932

Net cash provided by financing activities	40,838	17,582	67,115

Effect of exchange rate changes on cash	(585)	(497)	7,447

Net increase in cash and cash equivalents	2,152	5,174	10,998
Cash and cash equivalents at beginning of period	26,811	21,637	10,639

Cash and cash equivalents at end of period	$28,963	$26,811	$21,637

Supplemental Information:
Cash paid during the period for:
Interest expense	$164	$849	$966
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$2,815	$—
Issuance of common stock upon acquisitions	$—	$—	$107,861
Issuance and modifications of warrants	$686	$3,602	$407
Conversion of senior convertible notes into common stock, net of discount of $6,334	$23,121	$—	$—
Investment in equity securities in exchange for equipment	$658	$—	$—

See accompanying notes.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

The Company

Avanex Corporation (“the Company”, “we”, “us” and “our”) designs, manufactures and markets fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. The Company sells products to telecommunications system integrators and their network carrier customers. The Company was incorporated in October 1997 in California and reincorporated in Delaware in January 2000.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates made by management include revenue recognition, sales returns provision, bad debt provision, inventory write-downs, warranty provision, impairment of goodwill and other acquired intangible assets, restructuring expenses, and litigation and contingency assessments.

Discontinued Operations

The operating results of the Company’s silica planar lightwave circuit (PLC) product line manufactured in Livingston, Scotland, which was sold in February 2004, are reflected as discontinued operations in the accompanying consolidated statement of operations for the year ended June 30, 2004.

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investment securities with maturity from the date of purchase of three months or less to be cash equivalents.

Restricted cash is security for certain leasing and borrowing arrangements.

All of our investments are classified as available-for-sale securities and are carried at fair value, with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income in stockholders’ equity.

Interest, dividends, realized gains and losses and any other borrowing-related costs are included in interest and other income (expense). Realized gains and losses are recognized based on the specific identification method.

Fair Value of Financial Instruments

The Company evaluates the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and estimation methodologies could have

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a negative effect on the estimated fair value amounts. The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximates the carrying amount due to the relatively short maturity of these items.

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

The Company sells its products primarily to large communications equipment vendors. The Company extends reasonably short collection terms but does not require collateral from its customers. When the Company becomes aware, subsequent to delivery, of a customer’s potential inability to meet its payment obligations, the Company records a specific allowance for doubtful accounts. In prior years, we also recorded an allowance for doubtful accounts based on the length of time the receivables were past due. In the last three years, our uncollectible accounts experience has been almost nil. At June 30, 2006, we determined that an allowance was not required. In addition, when the Company approves sales returns or becomes aware of disputed sales invoices, the Company records a specific allowance for sales returns and price adjustments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of its sales to a limited number of customers. The Company has not experienced significant credit losses to date. Concentrations of credit risk, with respect to these financial instruments, exist to the extent of amounts presented in the financial statements.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual costs on a first-in, first-out basis).

The Company writes off the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to the Company.

In estimating excess inventory, the Company used a range of six-month to twelve-month demand forecast in fiscal 2006 and 2005. In addition, we assess inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis including, but not limited to forecasted sales by product, expected product life cycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with sub-contract manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we maybe required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold resulting in lower cost of sales and higher income from operations that expected in that period.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or two to four years for computer hardware and software except for enterprise resource planning software, three years for production and engineering equipment, and five years for office equipment, furniture and fixtures and enterprise resource planning software. The Company amortizes capital leases and leasehold improvements using the straight-line method over the lesser of the assets’ estimated useful lives or remaining lease terms (typically two to five years).

Goodwill

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which we consider our sole operating unit. Measurement of the fair value of the reporting unit is determined annually using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which was determined based on our current market capitalization, to exceed its carrying value and goodwill was determined not to be impaired at June 30, 2006.

We periodically review our intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. This could occur when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s carrying value over its estimated fair value. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. We also periodically reassess the estimated remaining useful lives of our long lived assets.

Restructuring Costs

During the past few years, the Company has recorded significant accruals in connection with restructuring programs. Given the significance and complexity of restructuring activities, and the timing of the execution of such activities, the restructuring accrual process involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. Although these estimates accurately reflect the costs of the restructuring programs, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

Pension Benefits

For defined benefit pension plans, liabilities and prepaid expenses are determined using the Projected Unit Credit Method (with projected final salary), and recognizing, actuarial gains and losses in excess of more than

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to product warranties, Avanex, from time to time, in the normal course of business, indemnifies certain customers with whom it enters into contractual relationships. Avanex has agreed to hold the other party harmless against third party claims that Avanex’ products, when used for their intended purpose, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The estimated fair value of these indemnification provisions is minimal. To date, the Company has not incurred any costs related to claims under these provisions, and no amounts have been accrued in the accompanying financial statements.

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

Accumulated Other Comprehensive Income

Statement of Accounting Standards No. 130 “Reporting Comprehensive Income” (“FAS 130”) requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements of Stockholders’ Equity. Foreign currency translation adjustments for the years ended June 30, 2006, 2005 and 2004 resulted in loss of $1.3 million and gains of approximately $0.8 million and $5.2 million respectively. For the years ended June 30, 2006 and 2005, there was an unrealized gain on investments of $0.5 million and an unrealized loss on investments of $0.5 million, respectively. Comprehensive loss was $55.5 million, $108.1 million and $118.9 million respectively for the years ended June 30, 2006, 2005 and 2004.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. In addition, when the Company approves sales returns or becomes aware of disputed sales invoices, the Company records a specific allowance for sales returns and price adjustments. If future sales returns differ from the historical data used to calculate these estimates, changes to the provision may be required. The Company generally does not accept product returns from customers; however, the Company does sell its products under warranty. Specific warranty terms and conditions vary by customer and region in which the Company does business, however, the warranty period is generally one year.

Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation. For more information, please see Note 13 to Consolidated Financial Statements.

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

As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), for the years ending June 30, 2005 and 2004, the Company accounted for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognized no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. Accordingly, deferred stock compensation was recognized for an option or share purchase right that had an exercise price that was less than the fair value of the common shares and was calculated as the difference between the option price or share purchase right exercise price at the date of grant and the fair value of the Company’s common shares at that date. Such deferred stock

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation is amortized over the vesting period, generally a maximum of four years, using the multiple option approach pursuant to Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).

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

	Employee Stock Option Plan		Employee Stock Purchase Plan
	Years Ended June 30,		Years Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	2.8%	3.3%	3.0%	1.2%
Weighted-average expected life	3.3 years	4 years	0.5 years	0.5 years
Volatility	1.04	1.23	0.76	0.82
Dividend yield	—	—	—	—

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2005	2004
Net loss:
As reported	$(108,371)	$(124,067)
Stock-based employee compensation expense included in reported net loss	366	875
Total stock-based employee compensation expense determined under fair value based methods for all awards	(26,136)	(17,014)

Pro forma net loss	$(134,141)	$(140,206)

Basic and diluted net loss per common share:
As reported	$(0.75)	$(0.95)

Pro forma	$(0.93)	$(1.07)

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

Earnings per Share

Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants. For more information, please see Note 12 to Consolidated Financial Statements.

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

In December 2004, the FASB issued Statement No. 153 (SFAS 153), exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. Our adoption of SFAS 153 did not have a material effect on our consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 154 (SFAS 154), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 (Accounting Changes) previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not believe that our adoption of SFAS 154 on July 1, 2006 will have a material effect on our consolidated financial position or results of operations.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more- likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have to our consolidated balance sheet and statement of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Investments—an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest of another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company does not believe that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our consolidated balance sheet and statement of operations.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The purchase price for these acquisitions was as follows (in thousands):

	Alcatel Optronics Acquisition	Corning Asset Purchase	Vitesse Asset Purchase	Total
Value of securities issued	$63,064	$38,289	$6,509	$107,862
Transaction costs and expenses	6,533	3,820	297	10,650

Total purchase price	$69,597	$42,109	$6,806	$118,512

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to the net tangible and intangible assets based on their estimated fair values as of the date of the completion of the transaction. The purchase price allocation was as follows (in thousands):

	Alcatel Optronics Acquisition	Corning Asset Purchase	Vitesse Asset Purchase	Total
Cash, cash equivalents and short-term investments	$108,613	$20,023	$—	$128,636
Long-term investments	2,085	—	—	2,085
Accounts receivable	8,050	—	—	8,050
Inventories	14,169	11,646	1,731	27,546
Other current assets	14,509	500	—	15,009
Due from related party	8,389	4,237	—	12,626
Property and equipment	10,176	8,679	1,612	20,467
Accounts payable	(15,564)	—	—	(15,564)
Accrued expenses	(25,228)	(2,433)	—	(27,661)
Restructuring	(61,586)	(2,466)	—	(64,052)
Warranty	(1,406)	(5,237)	—	(6,643)
Supply agreement	—	(7,095)	—	(7,095)
Other long-term obligations	(3,185)	—	—	(3,185)

Net tangible assets	59,022	27,854	3,343	90,219
Intangible assets acquired core and developed technology	10,575	5,990	2,320	18,885
Goodwill	—	8,265	1,143	9,408

Total purchase price	$69,597	$42,109	$6,806	$118,512

The Company acquired developed technology from Alcatel, which is comprised of products that are technologically feasible, primarily including DWDM lasers, photodetectors, optical amplifiers, high-speed interface modules and passive optical devices. Core technology and patents represent a combination of Alcatel’s Optronics division processes, patents and trade secrets. The Company acquired developed technology from Corning, which is comprised of products that are technologically feasible, primarily including amplifiers, dispersion compensation modules and modulators. Core technology and patents represent a combination of the optical components business of Corning processes, patents and trade secrets. The Company acquired developed technology from Vitesse, which is comprised of products that are technologically feasible, primarily including transponders. Core technology and patents represent a combination of the optical systems business of Vitesse processes, patents and trade secrets. The Company amortizes the developed technology acquired from Alcatel, Corning and Vitesse on a straight-line basis over an estimated life of 3-4 years.

The Company allocated the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets.

The purchase price for the Corning and Vitesse assets resulted in the recognition of goodwill. The primary factor contributing to the recognition of goodwill for Vitesse assets was the ability to integrate a workforce with technical expertise. The primary factors contributing to the recognition of goodwill for the Corning Assets included the integration of a workforce with the technical expertise and a deeper penetration of the Company’s current customer base with a broader portfolio of products.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Restructuring

A summary of the Company’s accrued restructuring liability is as follows (in thousands):

	June 30,
	2006	2005
Acquisition-related accruals	$3,433	$4,804
Other	16,140	41,373

Total restructuring accruals	19,573	46,177
Less current portion	(6,321)	(32,040)

Total ending balance	$13,252	$14,137

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

	Years ended June 30,
	2006	2005
Accrued restructuring related to acquisitions, beginning balance	$4,804	$13,135
Additions	911	—
Recovery	(312)	(3,940)
Cash payments	(1,970)	(4,391)

Ending balance	$3,433	$4,804

During fiscal 2005, it was determined that certain estimated payments were no longer required resulting in recoveries of approximately $2.6 million and $1.3 million in the Company’s European and U.S. operations, respectively.

During fiscal 2006, the Company accrued a net of $0.6 million relating to revised estimates associated with the employee severance payment for our Nozay, France operation.

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

During fiscal year 2006, we had an additional work force reduction of 41 employees due to the re-alignment of our work force as a result of the transfer of most of our manufacturing operations to third-party contract manufacturers. The costs associated with this restructuring consisted primarily of severance costs. Our estimate of such costs was $1.7 million, with final payments to be made by October 2006.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2005, the Company approved a work force reduction in its U.S. operations that resulted in the termination of 145 employees in order to reduce operating expenses and improve its cost structure. This reduction in force was completed in December 2005. The costs associated with this restructuring consisted primarily of severance costs of $4.7 million.

In fiscal 2005, the Company approved a work force reduction in its Nozay, France operations that resulted in the termination of 156 full-time employees in France, leaving approximately 150 employees. The costs of $23.6 million associated with this restructuring were accrued in the quarter ending June 30, 2005 and consisted primarily of severance costs.

In addition, during fiscal 2005 we accrued $4.3 million in additional costs to expand the scope of our 2004 Horseheads restructuring plan. This amount was offset by recoveries of $0.8 million after it was determined that certain estimated payments were no longer required.

The restructurings have resulted and will result in, among other things, a significant reduction in the size of the Company’s workforce, consolidation of its facilities and increased reliance on outsourced, third-party manufacturing.

During fiscal 2004, the Company announced and implemented several restructuring programs throughout the organization. Restructuring expenses for fiscal 2004 were comprised of $7.9 million of accruals and costs incurred, offset by $3.5 million of recovery relating to revised estimates of the costs associated with the Company’s abandoned leased facilities, and $0.6 million relating to sales of previously abandoned equipment, resulting in net restructuring expense of $3.8 million. In connection with the restructured leased facilities, the Company issued warrants to purchase 60,000 shares of its common stock to the landlord amounting to $0.4 million (valued using the Black-Scholes method). These warrants have an exercise price of $7.39 per share and expire on November 30, 2010.

The following table summarizes changes in accrued restructuring for fiscal 2006 and 2005, excluding accruals related to the acquisitions noted above (in thousands):

	Accrued Liability at June 30, 2005	Additional Accruals During Fiscal 2006	Cash Payments During Fiscal 2006	Recovery During Fiscal 2006	Accrued Liability at June 30, 2006
Workforce reduction, fiscal 2004	$758	$247	$(463)	$—	$542
Workforce reduction, fiscal 2005	25,723	228	(21,270)	(1,853)	2,828
Workforce reduction, fiscal 2006	—	2,234	(1,636)	(536)	62
Abandonment of excess leased facilities	14,892	1,682	(3,091)	(775)	12,708

Total	$41,373	$4,390	$(26,459)	$(3,164)	$16,140

	Accrued Liability at June 30, 2004	Additional Accruals During Fiscal 2005	Cash Payments During Fiscal 2005	Recovery During Fiscal 2005	Accrued Liability at June 30, 2005
Workforce reduction, fiscal 2004	$6,271	$4,289	$(8,966)	$(836)	$758
Workforce reduction, fiscal 2005	—	28,343	(2,620)	—	25,723
Abandonment of excess leased facilities	18,812	552	(4,472)	—	14,892
Capital leases	446	—	(446)	—	—

Total	$25,529	$33,184	$(16,504)	$(836)	$41,373

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended June 30,
	2006	2005	2004
Loss from continuing operations before discontinued operations	$(54,692)	$(108,371)	$(118,013)
Loss from discontinued operations	—	—	(6,054)

Net loss	$(54,692)	$(108,371)	$(124,067)

Basic and diluted:
Weighted-average number of shares of common stock outstanding	163,242	144,253	130,596
Less: weighted-average number of shares subject to repurchase	—	—	(35)

Weighted-average number of shares used in computing basic and diluted net loss per common share	163,242	144,253	130,561

Loss per share from continuing operations before discontinued operations	$(0.34)	$(0.75)	$(0.90)
Loss per share from discontinued operations	—	—	(0.05)

Basic and diluted net loss per common share	$(0.34)	$(0.75)	$(0.95)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	Balance at June 30,
	2006	2005	2004
Employee stock options	12,688,341	19,651,000	17,292,000
Employee restricted stock units	4,066,002	—	—
8% convertible notes	6,161,511	28,925,620	—
Warrants issued with 8% convertible notes	8,677,689	8,677,689	—
Warrants issued to landlord	60,000	60,000	60,000
Warrants issued with equity securities in March 2006	7,222,500	—	—

	38,876,043	57,314,309	17,352,000

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

Cash equivalents, short-term investments and long-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2006
Cash Equivalents
Money Market Funds	$9,693	$—	$—	$9,693
Restricted cash and investments Certificates of Deposit and United States Government Agencies	6,676	—	—	6,676
Short-term Investments (classified as available-for-sale)
Certificates of Deposit	209	—	—	209
United States Government Agencies	8,985	163	—	9,148
Corporate Bonds	29,339	—	—	29,339

Subtotal, short-term investments	38,533	163	—	38,696

Total cash equivalents and short-term investments	$54,902	$163	$—	$55,065

June 30, 2005
Cash Equivalents
Money Market Funds	$15,248	$—	$—	$15,248
Restricted cash and investments Certificates of Deposit and United States Government Agencies	8,166	—	(38)	8,128
Short-term Investments (classified as available-for-sale)
Certificates of Deposit	426	—	—	426
United States Government Agencies	33,458	—	(394)	33,064
Corporate Bonds	5,527	—	(51)	5,476

Subtotal, short-term investments	39,411	—	(445)	38,966

Total cash equivalents and short-term investments	$62,825	$—	$(483)	$62,342

Inventory

Inventories consist of the following (in thousands):

	June 30,
	2006	2005
Raw materials	$6,114	$20,199
Work-in-process	974	5,208
Finished goods	11,329	10,607

	$18,417	$36,014

In fiscal 2006, the Company recorded charges to cost of revenue of $12.8 million for excess and obsolete inventory. Management did not believe it could fully recover the purchase price of this inventory in the future. In fiscal 2005, the Company recorded charges to cost of revenue of $8.2 million for excess and obsolete inventory primarily due to excess inventory resulting from decreased demand from certain products, and from discontinued products. In fiscal 2004, the Company recorded charges to cost of revenue of $1.0 million for excess and obsolete inventory primarily as a result of decreased demand for the Company’s products.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sold inventory previously written-off with original cost totaling $0.2 million in fiscal 2006, $1.1 million in fiscal 2005 and $1.2 million in fiscal 2004. The majority of this inventory sold in each year had been written-off in a prior year. As a result, cost of revenue associated with the sale of this inventory was zero.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2006	2005
Computer hardware and software	$8,538	$6,727
Production and engineering equipment	33,025	41,340
Office equipment, furniture and fixtures	827	1,532
Leasehold improvements	1,518	2,485

Total acquisition cost	43,908	52,084
Accumulated depreciation and amortization	(38,240)	(43,472)

Net book value	$5,668	$8,612

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,
	2006	2005
VAT receivable and research tax credit receivable	$1,504	$7,405
Prepaid interest	—	2,797
Prepaid rent	231	332
Billings to contract manufacturers	11,526	6,187
Prepaid expenses and other assets	2,212	3,924

	$15,473	$20,645

Other Long-term Assets

Other long-term assets consist of the following (in thousands):

	June 30,
	2006	2005
Prepaid interest, non-current	$—	$2,478
Deposits and other assets	1,839	1,763

	$1,839	$4,241

In February 2004, the Company entered into a share acquisition agreement with Gemfire Corporation (“Gemfire”) pursuant to which Gemfire acquired the Company’s silica planar lightwave circuit (“PLC”) product line manufactured in Livingston, Scotland, which was acquired in the Company’s acquisition of Alcatel Optronics in the first quarter of fiscal 2004. The cost basis of the acquired Gemfire shares was $4.4 million and was recorded in other long-term assets. In the fourth quarter of fiscal 2005, management evaluated the carrying value of its investment in Gemfire shares as zero, and accordingly, recorded impairment expense of $4.4 million for the full carrying amount in other expense.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties

In general, the Company provides a product warranty for one year from the date of shipment. The Company accrues for the estimated costs of product warranties during the period in which revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase resulting in decreases to gross profit. Conversely, to the extent the Company experiences decreased warranty claim activity, or decreased costs associated with servicing those claims, our warranty costs will decrease, resulting in increases to gross profit. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty accrual for fiscal 2006 and fiscal 2005 are as follows (in thousands):

	Years Ended June 30,
	2006	2005
Balance at beginning of year	$5,268	$6,125
Accrual for sales during the year	1,826	3,251
Cost of warranty repair	(877)	(1,344)
Changes in estimate and expiration for prior provisions	(4,418)	(2,764)

Balance at end of year	$1,799	$5,268

During fiscal 2006, the Company determined that the pattern for replacement as opposed to repair had shifted resulting in decreases to previous estimates for product warranty costs.

Note 6. Goodwill

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the enterprise level. The fair value of the enterprise, which was determined based on our current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired at June 30, 2006 and 2005. Goodwill at June 30, 2006 and 2005 was $9.4 million.

Note 7. Other Intangibles

The following table reflects the carrying amount of intangible assets at June 30, 2006 and June 30, 2005 (in thousands):

	Weighted- average Life, in Quarters	Net Carrying Amount, June 30, 2004	Adjustment to Gross Carrying Amount	Less Fiscal 2005 Amortization	Net Carrying Amount, June 30, 2005	Less Fiscal 2006 Amortization	Net Carrying Amount, June 30, 2006
Purchased technology	21	$12,423	$(6)	$(4,789)	$7,628	$(4,594)	$3,034
Supply agreement	15	1,276	—	(599)	677	(541)	136
Other	15	701	88	(408)	381	(305)	76

		$14,400	$82	$(5,796)	$8,686	$(5,440)	$3,246

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future amortization of other intangible assets is as follows (in thousands):

Amount to be Amortized
Fiscal Year
2007	$2,690
2008	556

$3,246

Note 8. Related Party Transactions

One of the Company’s directors was a senior vice president of MCI at June 30, 2005. MCI accounted for less than 1% of our net revenue for the years ended June 30, 2006, 2005, and 2004, respectively.

On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. As of June 30, 2006, Alcatel and Corning owned shares representing 14% and zero percent respectively, of the outstanding shares of Avanex common stock. As of June 30, 2005, Alcatel and Corning owned shares representing approximately 20% and 9% respectively, of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provided certain administrative and other transitional services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Year Ended June 30,
	2006	2005	2004
Related party transactions(1)
Sales to related parties	$43,890	$55,127	$32,181
Direct material purchases from related parties	2,726	10,202	27,706
Administrative and transitional services purchased from related parties; fiscal 2006 amounts include facilities rent credits	951	5,891	6,851
Royalty income	190	483	494

(1)	At December 31, 2005, Corning no longer owned shares in Avanex. As a result, we have not included transactions with Corning in related party transactions for the second, third, and fourth, quarters of fiscal 2006.

Amounts due from and due to related parties (in thousands):

	At June 30,
	2006	2005
Due from related parties
Total receivables	$10,404	$15,357
Receivables originating at date of acquisition of related parties, included in above	$—	$1,710
Due to related parties(2)	$4,475	$1,549

(2)	At June 30, 2006, Alcatel was the only related party, as Corning no longer owned shares in Avanex. At June 30, 2005, Alcatel and Corning were both related parties.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables due from related parties originating at the date of acquisition are amounts owed by Alcatel contractually payable to the Company subsequent to the original transaction. Additionally, amounts are due from Corning related to warranty repairs of optical products sold by Corning prior to the acquisition.

Note 9. Commitments and Contingencies

Operating Leases

In September 1999 and April 2000, the Company entered into operating leases for its corporate headquarters and manufacturing facility. Upon the expiration of each lease in October 2009 and April 2010, the Company has an option to extend the respective lease term for an additional five-year period. In July 2004, the Company assumed certain operating leases in Europe in connection with its acquisitions. The Company also has an operating lease for certain facilities in Newark, California which the Company no longer occupies, the remaining lease obligation of which is included in accrued restructuring costs.

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of June 30, 2006 are as follows (in thousands):

	Total Cash Obligation	Amount Included in Accrued Restructuring Liability	Future Expense
Years ending June 30,
2007	$5,048	$(2,915)	$2,133
2008	6,056	(3,113)	2,943
2009	6,036	(2,247)	3,789
2010	5,128	(2,235)	2,893
2011	4,160	(2,198)	1,962
Remaining years	1,483	—	1,483

Total minimum lease payments	$27,911	$(12,708)	$15,203

Amounts shown in the above table are net of sublease income. The Company’s rental expense under operating leases was $7.3 million, $7.5 million and $5.5 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Contingencies

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the court granted in part and denied in part in an order dated February 19, 2003. The court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the court. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows in a particular period.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005
Change in benefit obligation:
Benefit obligation at the beginning of year	$2,871	$4,360
Service cost	163	271
Interest cost	103	195
Settlements and curtailments	—	(2,932)
Actuarial (gain) loss	(2,075)	977

Benefit obligation at the end of year	$1,062	$2,871

Weighted-average assumptions as of June 30:
Discount rate	4.09%	3.50%
Rate of compensation increase	2.50%	2.50%
Expected residual active life (year)	12	12

Amounts recognized in consolidated balance sheets:
Set forth below is a summary of the amounts reflected in the Company’s consolidated balance sheets at the end of the last two fiscal years:
Accumulated benefit obligation	$1,062	$2,871
Unrecognized actuarial gain (loss)	1,620	(521)

Net amount recognized	$2,682	$2,350

Components of net periodic cost:

The Company has developed the net periodic pension cost to be charged to income for the fiscal year ended June 30, 2005. A comparison with the components of net periodic pension cost for the prior period is also shown.

Service cost	$163	$271
Interest cost	103	195
Amortization of actuarial gain	(21)	—
Effect of curtailments	—	189

Net periodic benefit cost	$245	$655

Cash flows:
Contributions: The Company did not contribute to its pension plan for 2004, 2005, 2006.

Expected benefit payments:
2007	$9
2008	$—
2009	$19
2010	$—
2011	$78
2012 through 2017	$580
After 2017	$1,814

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit obligations of $2.7 million and $2.4 million are included in other long-term obligations in the consolidated balance sheets at June 30, 2006 and 2005, respectively. The last actuarial valuation of the plan was as of June 30, 2006.

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

Note 11. Financing Arrangements

Short-term Borrowings

During fiscal 2006, the company had no borrowings with any financial institution. The Company fully repaid and terminated its revolving line of credit with a financial institution during fiscal 2005.

Other Long-term Obligations

Senior Convertible Notes

On May 19, 2005 the Company closed a private placement of $35 million of the Company’s 8.0% senior secured convertible notes and warrants to purchase common stock. As described below, on November 8, 2005, certain terms of the May 2005 convertible note financing were amended pursuant to Amendment Agreements entered into between Avanex and each holder of such notes, and the Company issued amended and restated notes and amended and restated warrants. The original notes could be converted into shares of the Company’s common stock at the option of the holder prior to the maturity of the notes on May 19, 2008. The conversion price of the original notes was $1.21, which represented a premium approximately 10% over the closing price of the Company’s common stock on May 16, 2005. Subject to certain conditions, at any time after May 19, 2007, we could automatically convert all of the outstanding original notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The original warrants provided holders with the right to purchase up to 8,677,689 shares of common stock and were exercisable during the three-year period ending May 19, 2008, at an exercise price of $1.5125 per share, which represented a premium of approximately 35% over the closing price of the Company’s common stock on May 16, 2005. The conversion price of the original notes and the exercise price of the original warrants were each subject to adjustment upon specified events, including a broad-based anti-dilution provision that until October 27, 2005, contained a floor price of $1.1375 (subject to adjustment for stock splits, combinations or similar events). The floor price relating to the original notes and warrants was eliminated upon stockholder approval at the 2005 Annual Meeting of Stockholders on October 27, 2005. Our obligations under the original notes were secured by substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non U.S. subsidiaries.

The Company applied the guidance from Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” in accounting for the debentures, the accompanying warrants and the value of the conversion feature.

The Company assigned a relative fair value of $3.6 million and $31.4 million to the original warrants and original notes, respectively, by using a Black-Scholes model and assuming a historic volatility in the Company’s

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock price of 79.5% and a contractual term of three years for the life of the instrument. The relative fair value of the original warrants increased additional paid-in-capital on the balance sheet at June 30, 2005. Interest expense of $5.6 million was prepaid for two years and was recorded in other current assets and other assets. In addition, the Company capitalized $1.9 million related to issuance costs associated with the original notes to be amortized as interest expense over the term of the original notes. The Company reduced additional paid-in capital by $260,000 related to issuance costs associated with the original warrants.

Prior to registration in June 2005 of the shares of common stock that would be received upon exercise of the warrants, the Company accounted for the value of the warrants as a derivative which upon the registration of the shares, the Company realized a gain of $740,000 from the change in fair value of the derivative and reclassified the fair value of the warrants as debt discount, to be amortized as interest expense over the term of the convertible note.

On November 8, 2005, the Company and each note holder entered into a separate Amendment Agreement (each an “Amendment Agreement” and collectively Amendment Agreements”). Pursuant to each Amendment Agreement, each holder agreed to withdraw the purported default notice, if any, delivered by such holder. In addition the Company and each holder entered into a mutual release. The Company also agreed to pay to each holder a release amount which, in the aggregate, totaled $3.5 million.

In addition, pursuant to the Amendment Agreement, the company and each holder agreed to amend the restate such holder’s note (the “Amended and Restated Notes”) primarily to amend the conversion price to $0.90. The Amended and Restated Notes provide for adjustments for stock splits and similar events.

Pursuant to each Amendment Agreement, the Company and each holder also agreed to amend and restate such holder’s Warrants (the “Amended and Restated Warrants”), primarily to amend the exercise price to $1.13 per share. The Amended and Restated Warrants provide for adjustments for stock splits and similar events.

Pursuant to each Amendment Agreement, the Company and each holder amended certain portions of the Registration Rights Agreement dated as of May 16, 2005. The Company on December 2, 2005 filed a registration statement on Form S-3 to cover the resale of the shares issued upon conversion of the Amended and Restated Notes and the Amended and Restated Warrants.

The modification of the convertible notes and attached warrants, as described in the Amended Agreement and the Amended and Restated Warrants, has been accounted for as a debt extinguishment and the issuance of new debt instrument, in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. Accordingly, in connection with extinguishment of the original debt, the Company recognized a $4.5 million loss, comprised of $3.5 million paid to settle the note holders’ alleged default claims, $575,000 of issuance costs and $450,000 from the increase in fair value from the modification of warrants (a reduction in the exercise price).

The modified notes were determined to have fair a value at November 8, 2005, as follows (in thousands):

Note principal	$35,000
Less:
Unaccreted discount, issuance costs and prepaid interest	(8,662)
Embedded interest rate derivative	(248)

Fair value of modified convertible notes	$26,090

The Company assigned an increase in fair value of $450,000 to the Amended and Restated Warrants by using a Black-Scholes model and assuming a historic volatility in the Company’s stock price of 79.5%, a risk-

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

free interest rate of 4.42% and a contractual term of 2.5 years for the remaining life of the instrument. The fair value of the Amended and Restated Warrants increased additional paid-in-capital on the balance sheet at December 31, 2005 and was included in the $4.5 million loss incurred in the convertible notes modification during the quarter ended December 31, 2005.

During the fiscal year 2006 the amortization of prepaid interest, accretion of notes discount and the increase in the valuation of the warrants prior to their registration totaled $3.8 million. Unaccreted discount was $1.0 million at June 30, 2006.

During fiscal year 2006, holders of $29.5 million of the outstanding Amended and Restated Notes converted to common stock. At June 30, the notes balance was $5.5 million at face value, and $4.6 million net of unaccreted discount. Subsequent to June 30, 2006, one note holder further converted its note into 605,956 common shares.

Other Long-term Obligations and Other

In January 2004, the Company entered into an installment payment agreement with a financial institution whereby the financial institution agreed to loan to the Company an aggregate principal amount of $865,000 to finance the acquisition of SAP software, which was collateral for the outstanding loan under the agreement. The outstanding balance on the loan was fully repaid in January 2006.

The Company leases certain equipment and other fixed assets under capital lease agreements. The assets and liabilities under the capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. At June 30, 2006 capital lease obligations amounted to $823,000 at an interest rate of 7.7% with maturity in fiscal 2007. At June 30, 2005, capital lease obligations totaled $8.3 million at interest rates of 3.1% and 7.7%.

The Company’s facilities in Nozay, France are leased from Alcatel. When the Company acquired the business of Alcatel Optronics in August 2003, certain of the Nozay facilities leases were accounted for as capital leases. In October 2005, the Company and Alcatel agreed to revised lease terms, which will provide the following benefits to Avanex: approximately $6.6 million in rent credits to be received in a combination of cash and free rent; allowance for Avanex to exit unneeded space and obtain early termination of leases; and funding by Alcatel of Avanex’s relocation and environmental remediation costs. Due to the related party relationship with Alcatel, and the Company’s obligation to continue lease facilities from Alcatel through 2012, the $5.3 million Nozay facilities capital lease liability at October 1, 2005 is being recognized as a reduction of rent over the remaining lease period, which will end in 2012. Accordingly, we reclassified the remaining capital lease liability to other long-term liabilities at December 31, 2005.

Capital Lease Obligations

Payments due under capital lease agreements for equipment as of June 30, 2006 are as follows (in thousands):

Total Cash Obligation
Year ending June 30, 2007	$840
Less: Amounts representing interest	(17)

Present value of net minimum lease payments	$823

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Stockholders’ Equity

Securities Purchase Agreements

In November 2003, the Company entered into a securities purchase agreement pursuant to which investors purchased 6.8 million shares of the Company’s common stock at a price of $4.63 per share for aggregate gross proceeds of approximately $31.5 million. Net proceeds from this transaction amounted to approximately $29.6 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of common stock, the investors were issued rights, which were exercisable for up to an additional 1.4 million shares of its common stock at $4.63 per share. During fiscal 2004, 0.2 million shares of common stock were issued upon the exercise of certain of such rights. The remainder of the rights expired on March 16, 2004.

In February 2004, the Company entered into a securities purchase agreement pursuant to which investors purchased 7.3 million shares of the Company’s common stock at a price of $5.49 per share for aggregate gross proceeds of approximately $40.2 million. Net proceeds from this transaction amounted to approximately $38.7 million after payment of fees to financial and legal advisors and other direct costs. In connection with the issuance of the shares of common stock, the investors were issued rights that were exercisable for up to an additional 1.5 million shares of the Company’s common stock at $5.49 per share, none of which were exercised. These rights expired on June 9, 2004.

On March 6, 2006, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain buyers who were parties to the Purchase Agreement (the “Investors”) for the sale of 24.1 million registered shares of common stock at a price per share of $2.00 for an aggregate purchase price of approximately $48.1 million. The Investors also received warrants to purchase up to an aggregate of 7.2 million shares of common stock at an exercise price of $2.73 per share, subject to adjustment for antidilution, exercisable on and after September 9, 2006 and on or before March 9, 2010.

The number of shares deliverable upon exercise of the warrants and the exercise price of the warrants are each subject to adjustment whenever we issue or sell certain of our equity securities for a consideration per share less than a price equal to the applicable exercise price of the warrants, provided however, that unless we receive shareholder approval as provided in the Purchase Agreement, the exercise price for the warrants shall not be lower than $2.47 per share.

The net proceeds from the sale of the shares of common in stock were $44.7 million, after deducting a placement fee and the Company’s offering expenses. In addition, if the warrants issued to the Investors are exercised in full for cash, the Company will receive an additional $18.5 million in net proceeds.

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

The authorized shares under the Option Plan automatically increase each July 1 by an amount equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 20,221,256 shares of the Company’s common stock have been reserved for future issuance under the Option Plan as of June 30, 2006.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Option Plan also permits the Company to grant restricted stock units to employees. During fiscal 2006 the Company granted restricted stock units to employees that vest over periods of two to four years.

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

The Director Plan also provides for automatic annual increases each July 1, by an amount equal to the lesser of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 1.1 million shares of the Company’s common stock have been reserved for future issuance under the Director Plan as of June 30, 2006.

Stock option and awards activity under the Option Plans and the Director Plan is as follows:

	Stock Options			Restricted Stock Units
	Number of Shares	Weighted- average Exercise Price		Number of Shares	Weighted- average Exercise Price
Balance at June 30, 2003	8,920,055	$8.54	Balance at June 30, 2003	—	$—
Granted	10,614,136	3.84	Granted	—	—
Exercised	(715,730)	1.81	Exercised	—	—
Canceled	(1,526,898)	4.12	Canceled	—	—

Balance at June 30, 2004	17,291,563	6.33	Balance at June 30, 2004	—	—
Granted	7,565,950	2.18	Granted	—	—
Exercised	(611,517)	0.75	Exercised	—	—
Canceled	(4,595,079)	5.59	Canceled	—	—

Balance at June 30, 2005	19,650,917	5.08	Balance at June 30, 2005	—	—
Granted	2,675,455	1.76	Granted	5,899,956	0.001
Exercised	(1,567,288)	1.36	Exercised	(1,130,487)	0.001
Canceled	(8,070,587)	5.07	Canceled	(703,467)	0.001

Balance at June 30, 2006	12,688,516	$4.84	Balance at June 30, 2006	4,066,002	$0.001

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Range of Exercise Prices	Number Outstanding as of June 30, 2006	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable as of June 30, 2006	Weighted Average Exercise Price
$0.39 – $ 0.99	1,387,723	8.63	$0.90	340,184	$0.85
$1.01 – $ 1.35	1,292,307	9.01	$1.14	250,504	$1.11
$1.73 – $ 2.18	393,652	7.53	$1.99	286,841	$2.01
$2.19 – $ 2.19	1,299,780	8.15	$2.19	758,113	$2.19
$2.32 – $ 2.61	1,836,803	8.49	$2.51	1,228,520	$2.59
$2.69 – $ 3.42	1,295,304	8.63	$3.08	688,304	$3.17
$3.43 – $ 3.95	1,773,849	7.02	$3.76	1,773,849	$3.76
$4.00 – $ 4.67	1,276,444	7.07	$4.40	1,276,444	$4.40
$4.75 – $ 6.96	1,373,534	5.60	$5.12	1,373,534	$5.12
$7.45 – $139.25	758,945	4.38	$35.82	758,945	$35.82

	12,688,341	7.60	$4.84	8,735,238	$6.26

Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions may give the Company the right to repurchase the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and 1/48 per month thereafter. There were 27,000 share purchase rights issued in the year ended June 30, 2006, and there were no share purchase rights issued in the years ended June 30, 2005 and 2004. During fiscal 2006, 116,594 shares were withheld from employees exercising shares under restricted stock units to settle their tax liability. As of June 30, 2006 no shares were subject to repurchase. No shares were repurchased for the years ended June 30, 2005 and 2004.

The weighted-average fair value of stock options granted during fiscal 2006, 2005 and 2004 were $1.47, $1.84 and $2.61, respectively.

The total intrinsic value of options exercised was $0.9 million, $0.9 million and $2.2 million for the years ended June 30, 2006, 2005 and 2004, respectively.

For the years ended June 30, 2006, 2005, and 2004, the Company recorded deferred stock compensation of $0, $0 and $643,000 respectively, representing the difference between the exercise price and the fair value for accounting purposes of the Company’s common stock on the date such stock options were granted. The fair value of stock options granted was based on the actual stock closing price on the day previous to the date of grant. For the years ended June 30, 2005 and 2004, the Company recorded amortization (recovery) of deferred stock compensation of $243,000 and $875,000, respectively. At June 30, 2005, the Company had $353,000 of remaining unamortized deferred compensation, which was reclassified as a reduction of our additional paid-in-capital upon the adoption of SFAS 123(R) on July 1, 2005.

On June 28, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.60 per share previously awarded to its employees, including its executive officers, under Avanex’s 1998 Stock Plan. The acceleration of vesting was effective for stock options outstanding as of June 28, 2005. Options to purchase approximately 5.9 million shares of common stock or 38% of Avanex’s outstanding unvested options (of which options to purchase approximately 5.5 million shares or 44% of Avanex’s outstanding unvested options are held

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $3.56.

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

The Stock Purchase Plan provides for automatic annual increases each July 1, to shares reserved for issuance by an amount equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 2,780,627 shares of the Company’s common stock have been reserved for future issuance under the Stock Purchase Plan as of June 30, 2006.

Shares Reserved

Common stock reserved for future issuance is as follows:

June 30, 2006
Stock Option:
Options outstanding	12,688,341
Restricted stock units outstanding	4,066,002
Reserved for future grants	21,136,731
Employee stock purchase plan	2,780,627
Warrants	17,695,727
Conversion of senior secured notes	6,161,511

Total shares reserved for future issuance	64,528,939

Note 13. Stock-based Compensation

Adoption of SFAS 123R

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We elected the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. Our deferred stock compensation balance of $353,000 as of June 30, 2005, which was accounted for under APB 25, was reclassified as a reduction of our additional paid-in-capital upon the adoption of SFAS 123(R).

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the unrecognized expense of awards not yet vested at the July 1, 2005 date of adoption is recognized in net loss in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous annual reports. There was no cumulative effect of the change in accounting principle from APB 25 to SFAS 123(R) because amortization of options granted prior to adoption was based on the single-option approach.

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

Expected Volatility—The Company’s volatility factor is estimated using the Company’s stock price history.

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

Fair Value—Fair value of the Company’s stock options granted to employees for the years ended June 30, 2006, 2005 and 2004 was estimated using the following weighted-average assumptions:

Year Ended June 30, 2006
Option Plan Shares
Expected term (in years)	6.25
Volatility	80.0%
Expected dividend	0%
Risk-free interest rate	4.63%
Weighted-average fair value	$1.72

ESPP Shares
Expected term (in years)	1.00
Volatility	79.5%
Expected dividend	0%
Risk-free interest rate	4.31%
Weighted-average fair value	$1.93

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation Expense

Under the provisions of SFAS 123(R), we recorded $4.5 million of stock compensation expense in our consolidated statement of operations for the year ended June 30, 2006.

At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $10.6 million, net of estimated forfeitures of $2.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The amortization of stock compensation under SFAS 123(R) for the year ended June 30, 2006 is based on the single-option approach.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Avanex’s stock option plans since our adoption of SFAS 123(R):

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2005	19,650,917	$5.08
Granted	2,675,455	$1.76
Exercised	(1,567,288)	$1.34
Forfeitures and cancellations	(8,070,568)	$5.07

Outstanding at June 30, 2006	12,688,516	$4.83	7.6	$1,986

Vested and expected to vest at June 30, 2006	12,095,524	$4.83	7.6	$1,759

Exercisable at June 30, 2006	8,735,238	$6.26	6.9	$473

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2.7 million options that were in-the-money at June 30, 2006. During the years ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $915,000 and $928,000, respectively. Intrinsic value was determined as of the date of option exercise.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. The following summary of option activity for Avanex’s stock option plans since our adoption of SFAS 123(R):

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2005	—
Granted	5,899,956	$0.01
Exercised	(1,130,487)	$0.01
Forfeitures and cancellations	(703,467)	$0.01

Outstanding at June 30, 2006	4,066,002	$0.01	2.5	$7,154

Vested and expected to vest at June 30, 2006	3,456,102			$6,081

Exercisable at June 30, 2006	—			$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock for the 4.1 million of outstanding restricted stock shares at June 30, 2006, all of which were in-the-money. During the years ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.8 million and $0, respectively. Intrinsic value was determined as of the date of restricted stock unit exercise.

Employee Stock Purchase Plan (“ESPP”) Information

In connection with our ESPP, the following shares were issued during the years ended June 30, 2006, 2005 and 2004:

	Year Ended June 30,
	2006	2005	2004
Number of shares issued	588,431	986,123	610,171
Weighted-average purchase price	$0.80	$1.22	$1.19

During the years ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP was $143,000 and $688,000, respectively.

Note 14. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted laws and rates applicable to periods in which the taxes become payable.

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Year Ended
	6/30/2006	6/30/2005
Domestic	$(46,678)	$(48,531)
Foreign	(8,012)	(59,840)

Total	$(54,690)	$(108,371)

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There has been no provision for U.S. Federal, U.S. and state income taxes for any annual period as the Company has incurred operating losses since inception for all jurisdictions.

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate as follows (in thousands):

	Year Ended
	6/30/2006	6/30/2005
Tax at federal statutory rate	$(18,595)	$(36,846)
State, net of federal benefit
Foreign loss not benefited	2,712	18,912
Reversal of excess stock compensation benefits	12,426	—
R&D credit	—	(524)
Change in valuation allowance	2,868	19,891
Other	589	1,433

Provision for taxes	$—	$—

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended
	6/30/2006		6/30/2005
Deferred tax assets (liabilities):
Net operating loss carry forwards		$153,194		$148,960
Tax credit carry forwards		5,076		5,047
Inventory reserves		9,993		8,715
Restructuring charges		4,845		7,080
Other		5,965		6,852
Goodwill and intangible assets		822		(445)

Total deferred tax assets (liabilities)		179,895		176,209

Valuation Allowance		179,895		176,209

Net deferred tax assets (liabilities)	$	(—)	$	(—)

The valuation allowance provides a reverse against deferred tax assets that may expire or go unutilized. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company believes it is more likely than not that it will not fully realize these benefits and, accordingly, has continued to provide a valuation allowance for them.

The valuation allowance increased by approximately $3.7 million during the year ended June 30, 2006. The first component of this net increase included a decrease of approximately $14.6 million relating to the U.S. income tax benefit of stock option deductions. This benefit will be credited to additional paid in capital. The second component is an increase to the valuation allowance of approximately $18.3 million related to other net increases in the Company’s deferred assets.

As of June 30, 2006, the Company had net operating loss carry forwards for federal income tax purposes of approximately $283.1 million which will expire in the beginning in the year 2012 through 2026. The Company also has foreign net operating loss carry forwards of approximately $192.4 million. The Company also has state

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net operating loss carry forwards of approximately $178.8 million which will expire beginning fiscal year June 30, 2007. The Company also has federal and California research and development tax credits of $2.7 million and $2.8 million. The federal research credits will begin to expire in the year 2013 through 2024 and the state research credits have no expiration date.

Utilization of the Company’s net operating loss maybe subject to substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

We have not provided for U.S. federal income taxes on non-U.S. subsidiaries undistributed earnings, if any, because such earnings are intended to be indefinitely reinvested in the operations outside the United States.

Note 15. Market Sales, Export Sales, Significant Customers, and Concentration of Supply

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

Customers who represented 10% or more of our net revenue or accounts receivable were as follows:

	Percentage of Net Revenue			Percent of Accounts Receivable at June 30,
	2006	2005	2004	2006	2005
Company A	27%	34%	30%	28%	30%
Company B	11%	*	*	*	*
Company C	*	*	20%	*	*
Company D	*	*	11%	*	*

	38%	34%	61%	28%	30%

*	less than 10%

Revenues by geographical area were as follows (in thousands):

	Year Ended June 30,
	2006	2005	2004
U.S.	$98,709	$96,123	$75,511
France	60,988	61,711	28,662
Italy	3,247	2,861	2,759

	$162,944	$160,695	$106,932

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographical area were as follows (in thousands):

	Year Ended June 30,
	2006	2005
U.S.	$3,888	$3,959
Non-U.S.	1,780	4,653

	$5,668	$8,612

Note 16. Quarterly Financial Data (Unaudited)

	Jun 30, 2006	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005	Jun 30, 2005	Mar 31, 2005	Dec 31, 2004	Sep 30, 2004
	(In thousands except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Net revenue	$45,458	$40,128	$36,125	$41,233	$42,712	$40,317	$41,868	$35,798
Cost of revenue	43,685	38,485	33,207	39,107	42,826	41,386	44,305	36,741

Gross loss	1,773	1,643	2,918	2,126	(114)	(1,069)	(2,437)	(943)
Operating expenses:
Research and development	5,703	5,189	5,452	7,127	8,179	8,663	8,036	8,246
Sales and marketing	3,677	2,988	2,783	3,788	3,747	4,163	4,512	4,381
General and administrative	3,346	4,191	3,841	5,274	4,327	4,386	4,046	4,999
Amortization of intangibles	912	1,386	1,385	1,765	2,000	1,242	1,242	1,239
Restructuring costs (recovery)	(1,225)	155	2,942	40	21,229	14	5,441	2,588
(Gain)/loss on disposal of property and equipment	(1,810)	(2,486)	(775)	7	36	(410)	(1,476)	—

Total operating expenses	10,603	11,423	15,628	18,001	39,518	18,058	21,801	21,453

Loss from operations	(8,830)	(9,780)	(12,710)	(15,875)	(39,632)	(19,127)	(24,238)	(22,396)
Interest and other (expense) income, net	(229)	(387)	(5,833)	(1,048)	(3,180)	241	(113)	74

Net loss	$(9,059)	$(10,167)	$(18,543)	$(16,923)	$(42,812)	$(18,886)	$(24,351)	$(22,322)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.13)	$(0.12)	$(0.30)	$(0.13)	$(0.17)	$(0.16)

Basic and diluted shares outstanding	204,040	158,246	145,501	145,182	144,822	144,468	144,079	143,644

During the quarter ended June 30, 2006, Avanex recorded the following year-end adjustments in the statement of operations:

•	a $846,000 increase to revenue to reduce the allowance for sales returns and customer credits based on revised estimates;

•	a $6.9 million increase to cost of revenue to write down excess and obsolete inventory;

•	a $2.5 million reduction in cost of revenue to reduce the accrued warranty liability based upon revised cost estimates utilizing recent repair experience;

•	a $2.7 million increase to cost of revenue to accrue for resolution of disputed invoices for the purchase of inventory from our contract manufacturer; and

•	a $2.0 million reduction in general and administrative expense to reduce the allowance for doubtful accounts as a result of analysis of favorable credit risk and write-off experience.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 because of the material weaknesses discussed below.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This is the second year we are providing Management’s Report on Internal Control over Financial Reporting. During the fiscal year ended June 30, 2006, the Company hired a number of key financial personnel and made changes to its control environment, as detailed below in “(d) Internal Control Enhancements Implemented During the Fiscal Year Ended June 30, 2006.”

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment identified the following control deficiencies or combination of control deficiencies that each constitute material weaknesses, as described below, that each result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

•

Company-level controls. The finance group continued to experience turnover such that there was insufficient familiarity with historical accounting entries, and the supervision of the accounting processes was not effective. In addition, during fiscal 2006, we transitioned the majority of our manufacturing operations to contract manufacturers, and these transitions contributed to a number of accounting errors that required post-close journal entries during our year-end close process. Also, controls were not in place to adequately restrict access to the accounting systems. In addition, our assessments related to the risk of financial fraud were not completed until after year end and certain controls in the assessment process were found to be ineffective.

•	Preparation and review procedures over account reconciliations and related journal entries. The controls over the preparation and review of account reconciliations and related journal entries both in our Fremont and Nozay facilities were initially inadequate and led to a lack of control over our closing and reporting processes, which were corrected in the audit process.

•	Controls over accounts receivable and warranty reserves. Initially accounts receivable reserves did not adequately consider our recent collection performance and warranty reserves initially did not adequately consider our recent performance in the contract manufacturing environment and were corrected in the audit process.

•	Controls over inventory. Inadequate controls around our inventory values, including transactions with our contract manufacturer and inter-company shipments, resulted in errors in our ending inventory in both the Fremont and Nozay facilities, which required adjustment in the audit process. Accounting records were not adjusted to physical counts in a timely manner, and initially inventory reserves did not adequately consider recent historical performance which were corrected in the audit process.

•	Controls over pension accounting. Lack of personnel with the requisite level of knowledge of our French subsidiary’s pension plan initially resulted in errors in accounting for our pension obligation, which were corrected in the audit process.

•	Controls over stock-based compensation. Lack of personnel with the requisite level of knowledge of stock-based compensation accounting initially resulted in errors in the recorded expense, which were corrected in the audit process.

Because of the weaknesses described above, management’s assessment is a conclusion that, as of June 30, 2006, our internal control over financial reporting was not effective based on the COSO criteria. Deloitte & Touche LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP issued an audit report thereon, which is included beginning on page 48 of this Annual Report on Form 10-K.

Our management is treating outstanding material weaknesses, as well as the control environment, seriously and has implemented or intends to implement the following actions to remediate them:

•	Continuation of our program to hire additional accounting employees to increase stability; enhancement of controls over the accounting close process and strengthening the implementation of internal controls; implementation of controls to restrict access to the accounting systems; enhancement of financial fraud risk assessment and implementation of controls designed to reduce the risk of financial fraud;

•	Implementation of enhanced preparation and review control procedures over account reconciliations and related journal entries;

•	Implementation of additional controls to evaluate accounts receivable and warranty reserves fully considering historical experience;

•	Enhancement of our staff by adding an experienced operations controller to improve and oversee our controls over the recording of inventory transactions, the reconciliation of physical counts of inventory, and the detailed review of inventory reserves;

•	Accounting in a timely manner for our French subsidiary’s pension plan; and

•	Implementation of improved controls to process and approve stock based compensation grants and periodically determine the accuracy of database records.

These actions are part of an overall program that management is implementing during the fiscal year ending June 30, 2007.

(c) Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended June 30, 2006

During the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, other than the weaknesses noted above.

(d) Internal Control Enhancements Implemented During the Fiscal Year Ended June 30, 2006

During the fiscal quarter ended June 30, 2006, we hired a Chief Financial Officer, a Corporate Controller, and two Staff Accountants, thereby increasing internal technical accounting expertise, who are beginning to address the outstanding material weaknesses noted above. Additionally, we implemented a number of control enhancements during the fiscal year ended June 30, 2006, including:

•	Strengthening the review process over revenue recognition and cost of sales cutoffs;

•	Improving controls over the review and authorization of wire transfers, check signing, and procurement of inventory;

•	Implementing more effective reviews of reconciliations and journal entries related to debt accounting, warrants, derivative instruments, and cost of sales;

•	Reviewing account classifications for long-term and short-term liabilities, unrealized gain and loss, prepaid interest, and restricted cash;

•	Cash and investment disbursement authorizations; and

•	Many control matters related to our French subsidiary.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal One—Election of Directors—Corporate Governance Matters—Code of Conduct” in our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Proposal Five—Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) Index to Financial Statements

The Financial Statements required by this item are submitted in Part II, Item 8 of this Annual Report.

(2) Financial Statements Schedules

The following financial statement schedule of Avanex Corporation for each of the past three years in the period ended June 30, 2006 should be read in conjunction with the Consolidated Financial Statements of Avanex Corporation.

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
	(amounts in thousands)
Allowance for doubtful accounts
Year ended June 30, 2004	$478,000	$1,005,000	$—	$1,483,000
Year ended June 30, 2005	$1,483,000	$573,000	$64,000	$1,992,000
Year ended June 30, 2006	$1,992,000	$(1,992,000)	$—	$—

(1)	Deductions represent uncollectible accounts written off, net of recoveries.

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
Jo S. Major, Jr. President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Date:  September 27, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jo S. Major, Jr. and Cal R. Hoagland, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JO S. MAJOR, JR. Jo S. Major, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 27, 2006

/S/ CAL R. HOAGLAND Cal R. Hoagland	Chief Financial Officer (principal financial officer)	September 27, 2006

/S/ TONY RILEY Tony Riley	Vice President Finance (principal accounting officer)	September 27, 2006

/S/ VINTON CERF Vinton Cerf	Director	September 27, 2006

/S/ GREG DOUGHERTY Greg Dougherty	Director	September 27, 2006

/S/ JOEL A. SMITH III Joel A. Smith III	Director	September 27, 2006

/S/ SUSAN WANG Susan Wang	Director	September 27, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Acquisition and Asset Purchase Agreement, dated as of May 12, 2003, by and between Avanex Corporation, Alcatel and Corning Incorporated (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2003).

3.1	Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Avanex Corporation (which is incorporated herein by reference to Exhibit 3.4 of the Registrant’s Form 8-A filed on August 24, 2001).

3.3	Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

4.3	Preferred Stock Rights Agreement dated as of July 26, 2001, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form 8-A filed on August 24, 2001).

4.4	First Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/A filed on March 28, 2002).

4.5	Second Amendment to the Preferred Stock Rights Agreement dated as of May 12, 2003, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/A filed on May 30, 2003).

4.6	Third Amendment to the Preferred Stock Rights Agreement dated as of May 16, 2005, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.7	Fourth Amendment to the Preferred Stock Rights Agreement, dated as of March 6, 2006 between the Registrant and Computershare Trust Company, N.A., formerly known as EquiServe Trust Company, N.A. (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

4.8	Form of Amended and Restated Notes (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K file November 9, 2005).

4.9	Form of Amended and Restated Warrants (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

4.10	Description of Amendment of Amended and Restated Notes and Amended and Restated Warrants (which is incorporated herein by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

4.11	Form of Warrant (which is incorporated by reference herein to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

10.1*	Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.2*	1998 Stock Plan, as amended and restated (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2005).

Exhibit Number	Description
10.3*	Forms of agreement under 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

10.4*	1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.5*	1999 Director Option Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.6*	Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.7*	Form of Restricted Stock Purchase Agreement between the Registrant and certain of its directors (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.8*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.9*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.10*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.11*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.12*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

10.13*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its employees (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.14*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.15*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

10.16*	Employment Agreement between Jo. S. Major Jr. and the Registrant dated as of August 18, 2004 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.17*	Amendment No. 1 to Employment Agreement between Jo. S. Major Jr. and the Registrant dated as of November 1, 2004 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.18*	Offer of Employment between Cal Hoagland and the Registrant dated March 24, 2006 (which is incorporation herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2006).

Exhibit Number	Description
10.19*	Offer of Employment between Paul Negus and the Registrant dated October 8, 2002 (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.20*	Offer of Employment between Jaime Reloj and the Registrant dated October 25, 2002 (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on September 13, 2004).

10.21*	Offer of Employment between Yves LeMaitre and the Registrant dated May 25, 2005 (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.22*	Offer of Employment between Tony Riley and the Registrant dated September 20, 2005 (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.23*	Offer of Employment between Bradley Kolb and the Registrant dated February 24, 2006 (filed herewith).

10.24*	Description of Fiscal 2006 Incentive Bonus Plan (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).

10.25*	Description of Sales Compensation Plan (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).

10.26*	Description of Non-Employee Director Restricted Stock Awards (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.27*	Description of Severance Policy (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.28	Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.29	Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

10.30	Lease Agreement between GAL-LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).

10.31	Stockholders’ Agreement between Avanex Corporation, Alcatel and Corning Incorporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.32	Description of Restrictions on Alcatel’s Sale of Common Stock of the Company (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed November 10, 2005).

10.33†	Intellectual Property Rights Agreement between Corning Incorporated and Avanex Corporation Relating to Photonics dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.34	Intellectual Property License Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

Exhibit Number	Description
10.35†	Supply Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.36	First Addendum to the Supply Agreement between the Registrant and Alcatel (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

10.37	Amendment to the First Addendum to the Supply Agreement between the Registrant and Alcatel (which is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

10.38†	Frame Purchase Agreement for Opto Electronic Components between Avanex Corporation and Alcatel dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.39	First Addendum to the Transitional Service Agreement between the Registrant and Alcatel (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

10.40	Securities Purchase Agreement dated as of May 16, 2005 between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report filed on May 17, 2005).

10.41	Form of Amendment Agreement, dated as of November 8, 2005, between Avanex and each investor named therein (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

10.42	Securities Purchase Agreement, dated as of March 6, 2006, by and among the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

10.43	Registration Rights Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.44	Form of Pledge Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.45	Form of Security Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.46	Form of Guaranty, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.47	Acknowledgment and Ratification (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

10.48††	Volume Supply Agreement between the Registrant and Fabrinet (which is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of September 23, 2004 (which is incorporated herein by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed September 23, 2004).

16.2	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of November 15, 2004 (which is incorporated herein by reference to Exhibit 16.2 of the Registrant’s Current Report on Form 8-K/A filed November 15, 2004).

Exhibit Number	Description

21.1	List of subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
*	Indicates management contract or compensatory plan or arrangement.