Form 10-Q
period 2006-09-30
AVANEX CORP
filed 2006-11-09
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 206,867,491 shares of the Company’s Common Stock, par value $.001 per share, outstanding on October 31, 2006.

AVANEX CORPORATION

FORM 10-Q

2 of 39

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$16,358	$28,963
Restricted cash and investments	6,715	6,676
Short-term investments	38,798	38,696
Accounts receivable	31,608	26,768
Inventories	16,951	18,417
Due from related party	18,151	10,404
Other current assets	12,687	15,473

Total current assets	141,268	145,397
Property and equipment, net	6,040	5,668
Intangibles, net	2,335	3,246
Goodwill	9,408	9,408
Other assets	1,853	1,839

Total assets	$160,904	$165,558

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,768	$38,276
Accrued compensation	7,088	6,872
Accrued warranty	1,745	1,799
Due to related party	3,914	4,475
Other accrued expenses and deferred revenue	5,802	4,467
Current portion of long-term obligations	543	823
Current portion of accrued restructuring	6,224	6,321

Total current liabilities	66,084	63,033
Long-term liabilities:
Accrued restructuring	12,006	13,252
Convertible notes	4,282	4,569
Other long-term obligations	11,960	11,366

Total liabilities	94,332	92,220

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized; 206,715,014 and 204,361,846 shares outstanding at September 30, 2006 and June 30, 2006, respectively, net of 157,656 treasury shares	207	204
Additional paid-in capital	745,992	742,951
Accumulated other comprehensive income	4,591	4,687
Accumulated deficit	(684,218)	(674,504)

Total stockholders’ equity	66,572	73,338

Total liabilities and stockholders’ equity	$160,904	$165,558

See accompanying notes.

3 of 39

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net revenue:
Third parties	$37,354	$27,911
Related parties	13,537	13,322

Total net revenue	50,891	41,233
Cost of revenue:
Cost of revenue except for purchases from related parties	45,574	37,619
Purchases from related parties	5	1,488

Total cost of revenue	45,579	39,107

Gross profit	5,312	2,126
Operating expenses:
Research and development	5,625	7,127
Sales and marketing	3,548	3,788
General and administrative:
Third parties	5,662	3,729
Related parties	(11)	1,545
Amortization of intangibles	852	1,765
Restructuring	(63)	40
(Gain) loss on disposal of property and equipment	(20)	7

Total operating expenses	15,593	18,001

Loss from operations	(10,281)	(15,875)
Interest and other income	839	551
Interest and other expense	(272)	(1,599)

Net loss	$(9,714)	$(16,923)

Basic and diluted net loss per common share	$(0.05)	$(0.12)

Weighted-average number of shares used in computing basic and diluted net loss per common share	205,389	145,182

See accompanying notes.

4 of 39

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Operating Activities:
Net loss	$(9,714)	$(16,923)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of property and equipment	(20)	7
Depreciation and amortization	639	2,178
Amortization of intangibles	914	1,765
Stock-based compensation	1,888	442
Provision for doubtful accounts and sales returns	210	251
Non-cash interest expense	161	1,344
Write-down of excess and obsolete inventory	3,476	2,009
Changes in operating assets and liabilities:
Accounts receivable	(4,742)	1,622
Inventories	(1,947)	1,202
Other current assets	3,456	(910)
Other assets	(5)	120
Due to/from related parties	(8,308)	2,690
Accounts payable	2,181	1,439
Accrued compensation	168	(1,997)
Accrued restructuring	(1,420)	(10,358)
Accrued warranty	(65)	(17)
Other accrued expenses and deferred revenues	1,303	(2,992)

Total adjustments	(2,111)	(1,205)

Net cash used in operating activities	(11,825)	(18,128)

Investing Activities:
Purchases of investments	(139,689)	(50)
Maturities of investments	139,612	8,088
Increase in restricted cash	(39)	—
Purchases of property and equipment	(1,082)	(1,172)
Proceeds from sale of property and equipment	20	28

Net cash (used in) provided by investing activities	(1,178)	6,894

Financing Activities:
Payments on long-term debt and capital lease obligations	(298)	(718)
Proceeds from issuance of common stock	707	373

Net cash provided by (used in) financing activities	409	(345)

Effect of exchange rate changes on cash	(11)	(128)

Net decrease in cash and cash equivalents	(12,605)	(11,707)
Cash and cash equivalents at beginning of period	28,963	26,811

Cash and cash equivalents at end of period	$16,358	$15,104

Supplemental Information:
Cash paid during the period for:
Interest expense	$16	$41

Non-cash investing and financing activities:
Conversion of senior convertible notes into common stock, net of discount of $96	$449	$—

See accompanying notes.

5 of 39

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were incorporated in October 1997 in California and reincorporated in Delaware in January 2000, and began making volume shipments of our products during the quarter ended September 30, 1999.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006, and for the three months ended September 30, 2006 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex Corporation and its wholly-owned subsidiaries (Collectively “Avanex” or the “Company”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30 2006, the consolidated operating results for the three months ended September 30, 2006, and the consolidated cash flows for the three months ended September 30, 2006. The consolidated results of operations for the three months ended September 30, 2006, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2006, contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006.

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investment securities with maturity from the date of purchase of three months or less to be cash equivalents, except that all investments in commercial paper are classified as short-term investments regardless of maturity.

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

2. Stock-based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees. Prior to July 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We elected the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the July 1, 2005 date of adoption is recognized in net loss in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-based Compensation,” as disclosed in our previous annual reports. There was no cumulative effect of the change in accounting principles from APB 25 to SFAS 123(R) because amortization of options granted prior to adoption was based on the single-option approach.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the Staff Accounting Bulletin 107 simplified method.

Expected Volatility—The Company’s volatility factor is estimated using the Company’s stock price history.

6 of 39

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

Fair Value—Fair value of the Company’s stock options granted to employees for the three months ended September 30, 2006, was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,
	2006	2005
Option Plan Shares
Expected term (in years)	6.25	6.25
Volatility	81.0%	77.0%
Expected dividend	0%	0%
Risk-free interest rate	4.60%	4.21%
Weighted-average fair value	$1.24	$0.60

ESPP Shares
Expected term (in years)	1.00	1.00
Volatility	81.0%	77.0%
Expected dividend	0%	0%
Risk-free interest rate	4.86%	3.92%
Weighted-average fair value	$2.75	$1.81

Stock Compensation Expense

Under the provisions of SFAS 123(R), we recorded $1.9 million and $ 442,000 of stock compensation expense in our consolidated statement of operations for the three months ended September 30, 2006 and 2005, respectively.

At September 30, 2006 and 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $9.4 million and $2.2 million, respectively, net of estimated forfeitures of $2.8 million and $976,000, respectively. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2.9 million options that were in-the-money at September 30, 2006 and for the 1.3 million options that were in-the-money at September 30, 2005. During the three months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $12,000 and $21,000, respectively. Intrinsic value was determined as of the date of option exercise.

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. The restricted stock unit activity for the three months ended September 30, 2006 is summarized below:

	Shares	Weighted-average Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value as of September 30, 2006
Beginning outstanding	4,067,252	$0.001
Released	(518,525)	$0.001
Forfeited	(263,745)	$0.001
Ending outstanding	3,284,982	$0.001	0.96	$5,686,000
Ending vested + expected to vest	2,887,477	$0.001	0.89	$4,992,000

7 of 39

The aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock for the 3.3 million of outstanding restricted stock units at September 30, 2006, all of which were in-the-money.

Employee Stock Purchase Plan (“ESPP”) Information

In connection with the ESPP, on August 15, 2006, 202,552 shares were issued at a weighted-average purchase price per share of $0.84. During the three months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP was $94,000 and $54,000, respectively.

3. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a standard cost basis, which approximates actual costs on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 30, 2006	June 30, 2006
Raw materials	$5,179	$6,114
Work-in-process	559	974
Finished goods	11,213	11,329

	$16,951	$18,417

In the three months ended September 30, 2006 and 2005, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $3.5 million and $2.0 million, respectively.

4. Warranties

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Balance at beginning of period	1,799	$5,268
Accrual for sales during the period	136	742
Cost of warranty repair	(134)	(353)
Adjustment to prior sales (including expirations and changes in estimates)	(56)	(414)

Balance at end of period	$1,745	$5,243

5. Financing Arrangements

Senior Convertible Notes

During the three months ended September 30, 2006, the accretion of notes discount totaled $172,000. Unaccreted discount was $718,000 at September 30, 2006.

During the quarter ended September 30, 2006, holders of $545,000 principal amount of the outstanding senior convertible notes converted to common stock. At September 30, 2006, the senior convertible notes balance was $5.0 million at face value, and $4.3 million net of unaccreted discount.

During the quarter ended September 30, 2006, warrants were exercised for 440,000 shares of common stock with an exercise price of $1.13 per share, for gross proceeds to the Company of $497,000. These warrants were issued in connection with the senior convertible notes mentioned above.

8 of 39

6. Restructuring

A summary of the Company’s accrued restructuring expense and accrued restructuring liability is as follows (in thousands):

	Expense during Quarter Ended September 30, 2006	Balance June 30, 2006	Accrued	Paid	Recovered	Balance September 30, 2006
Non-acquisition Related
Severance benefits
Fiscal 2004 workforce reduction	—	542	—	(6)	—	536
Fiscal 2005 workforce reduction	2	2,828	3	(218)	(1)	2,612
Fiscal 2006 workforce reduction	7	62	—	(38)	—	24

Total severance benefits	$9	$3,432	$3	$(262)	$(1)	$3,172
Abandonment of excess facilities	(72)	12,708	—	(709)	(72)	11,927

Total non-acquisition related	(63)	16,140	3	(971)	(73)	15,099

Acquisition-related
Severance benefits	—	3,433	—	(302)	—	3,131

Total restructuring	$(63)	$19,573	$3	$(1,273)	$(73)	$18,230

The accrued restructuring liability at September 30, 2006 is classified as follows (in thousands):

	Current	Non-current	Total
Accrued severance and LOA	3,350	2,953	$6,303
Abandonment of excess facilities	2,874	9,053	11,927

	$6,224	$12,006	$18,230

Accrued severance will be paid out through December 2012. The liability related to abandoned facilities will be paid out through 2010.

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

7. Net Loss per Share and Comprehensive Loss

The following table presents the calculation of basic and diluted net loss per share, and comprehensive loss (in thousands, except per share data):

	Three Months Ended September 30,
	2006	2005
Net loss	$(9,714)	$(16,923)
Basic and diluted weighted-average number of shares of common stock outstanding	205,389	145,182

Basic and diluted net loss per common share	$(0.05)	$(0.12)

Net loss	$(9,714)	$(16,923)
Unrealized gain on investments	25	58
Cumulative translation adjustment	(121)	(145)

Comprehensive loss	$(9,810)	$(17,010)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	September 30, 2006	September 30, 2005
Employee stock options	11,971,744	18,766,895
Employee restricted stock units	3,284,982	—
8% convertible notes	5,555,556	28,925,620
Warrants related to 8% convertible notes	8,237,689	8,677,689
Warrants granted to landlord	60,000	60,000
Warrants related to March 2006 equity securities offering	7,222,500	—

	36,332,471	56,430,204

9 of 39

8. Related Party Transactions

On July 31, 2003, in connection with the Company’s acquisition of Alcatel’s and Corning’s optical components businesses, Alcatel was issued 28% of the Company’s outstanding common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. As of September 30, 2006 Alcatel owned 28,295,868 shares representing 14% of the outstanding shares of Avanex common stock and Corning owned zero shares. As of September 30, 2005, Alcatel and Corning owned shares which combined represented approximately 27% of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from Alcatel in the regular course of business. Additionally, Alcatel provided certain administrative and other transitional services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended September 30,
	2006*	2005
Related party transactions
Sales to related parties	$13,537	$13,322
Purchases from related parties in cost of revenue	5	1,488
Administrative and transitional services purchased from related parties; starting December 31, 2005, amounts include facilities rent credits	(11)	1,545
Royalty income	—	190

*	As of December 31, 2005, Corning no longer owned shares in Avanex. As a result, we have not included transactions with Corning in the related party disclosure for the quarter ended September 30, 2006.

Amounts due from and due to related parties (in thousands):

	September 30, 2006	June 30, 2006
Due from related parties	$18,151	$10,404
Due to related parties	3,914	4,475

As of October 31, 2006, Alcatel owned 28,295,868 shares of Avanex common stock representing approximately 14% of the outstanding shares of Avanex common stock.

9. Disclosures about Segments of an Enterprise

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

10 of 39

Therefore, the Company has concluded that it operates in one segment, to manufacture and market photonic processors, and accordingly has provided only the required enterprise wide disclosures. The Company has adopted a matrix management organizational structure whereby management of worldwide activities is on a functional basis.

Customers who represented 10% or more of our net revenue (including sales to each customer’s contract manufacturer) were as follows:

	Three Months Ended September 30,
	2006	2005
Company A	27%	32%
Company B	12%	—
Company C	10%	—
Company D	—	14%

	49%	46%

Revenues by geographical area were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
	Amount	Amount
U.S.	$37,285	$26,712
France	9,371	14,184
Italy	4,235	337

	$50,891	$41,233

Long-lived assets by geographical area were as follows (in thousands):

	September 30, 2006	June 30, 2006
Property, plant and equipment:
U.S.	$4,359	$3,888
Non-U.S.	1,681	1,780

	$6,040	$5,668

11 of 39

10. Litigation

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flow in a particular period.

11. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not believe that SFAS 158 will have a material effect on our results of operations or financial position.

12. Subsequent Events

On November 3, 2006, the Company held its annual meeting of stockholders. At the annual meeting, among other things, the stockholders of the Company approved: (i) the elimination of the floor price limitations from the anti-dilution provisions of certain warrants to purchase common stock issued in the Company’s March 2006 registered direct financing; (ii) an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 450 million and (iii) an amendment to the Company’s 1999 Director Option Plan (A) to increase the number of shares of common stock underlying the initial option grant for new non-employee directors from 40,000 to 80,000 and (B) to provide for an automatic annual grant of 10,000 restricted stock units to non-employee directors.

12 of 39

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our anticipated operating expenses, gross margins, anticipated savings from our restructuring and cost reduction plans, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “ forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended September 30, 2006, included in our Annual Report on form 10-K filed with the SEC on September 28, 2006.

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were incorporated in October 1997 in California and reincorporated in Delaware in January 2000, and began making volume shipments of our products during the quarter ended September 30, 1999.

We acquired the optical components businesses of Alcatel and Corning on July 31, 2003, in transactions accounted for as a purchase. In addition, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003, in a transaction accounted for as a purchase.

The telecommunications industry experienced a significant period of retraction following a dramatic slowdown in equipment spending in late 2001 through 2005. Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of September 30, 2006 our accrued restructuring liability was $18.2 million. Of that amount, $6.2 million is expected to be paid within the next 12 months.

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

To date, our net revenue has been principally derived from the sales of our products, which were significantly enhanced by the acquisitions of the optical components businesses of Alcatel and Corning. A summary of our net revenues and other financial information by geographic location is found in Note 9 of Notes to Condensed Consolidated Financial Statements.

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. Three customers (including sales to their contract manufacturers) accounted for an aggregate of 27%, 12%, and 10% of our net revenue, respectively, for the quarter ended September 30, 2006. Two customers (including sales to their contract manufacturers) accounted for an aggregate of 32% and 14%, respectively, of our net revenue for the quarter ended September 30, 2005. While we have substantially diversified our customer base, primarily as a result of the acquisitions of the optical components businesses of Alcatel and Corning, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. In the three months ending September 30, 2006 and 2005, respectively, we recorded $3.5 million and $2.0 million, respectively, to cost of revenue for the write-down of excess and obsolete inventory.

Gross Margin. Gross margin represents revenue less cost of revenue. During the three months ended September 30, 2006, gross margin increased to 10% of revenue, compared to a gross margin of 5% for the three months ending September 30, 2005. The increase was due to a more profitable mix of products sold to our customers, manufacturing overhead cost reductions resulting from outsourcing most of our manufacturing to lower-cost contract manufacturers, and higher-priced newly introduced products.

13 of 39

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

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. At September 30, 2006, we determined that an allowance was not required. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers.

14 of 39

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

Goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which we consider our sole operating unit. Measurement of the fair value of the reporting unit in our annual test for impairment is determined using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which was determined based on our current market capitalization, and goodwill was determined not to be impaired at September 30, 2006.

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

15 of 39

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

Results of Operations

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations, expressed as amounts in thousands and as percentages of net revenue. Our historical operating results are not necessarily indicative of our results for any future period.

	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$50,891	$41,233	100%	100%
Cost of revenue	45,579	39,107	90%	95%

Gross profit	5,312	2,126	10%	5%
Operating expenses:
Research and development	5,625	7,127	11%	17%
Sales and marketing	3,548	3,788	7%	9%
General and administrative	5,651	5,274	11%	13%
Amortization of intangibles	852	1,765	2%	4%
Restructuring	(63)	40	(0)%	0%
(Gain) loss on disposal of property and equipment	(20)	7	(0)%	0%

Total operating expenses	15,593	18,001	31%	43%

Loss from operations	(10,281)	(15,875)	(21)%	(38)%
Interest and other income	839	551	2%	1%
Interest and other expense	(272)	(1,599)	(0)%	(4)%

Net loss	$(9,714)	$(16,923)	(19)%	(41)%

Net Revenue

Net revenue for the three months ended September 30, 2006, was $50.9 million, which represents an increase of $9.7 million or 23% from net revenue of $41.2 million for the three months ended September 30, 2005. The increase in revenue was primarily attributable to an increase in demand from certain existing customers, the introduction of higher-priced new products and an increase in royalty income of $655,000. Royalty income can fluctuate period to period.

16 of 39

To date, a substantial portion of our sales has been concentrated with a limited number of customers. For the three months ended September 30, 2006 and 2005, sales to customers (including sales to each customer’s contract manufacturer) that each comprised 10% or more of total net revenue were as follows:

	Three Months Ended September 30,
	2006	2005
Company A	27%	32%
Company B	12%	—
Company C	10%	—
Company D	—	14%

	49%	46%

While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict sales to these customers.

Net revenue from customers outside the United States accounted for $13.6 million and $14.5 million of total net revenue, or 27% and 35%, for the three months ended September 30, 2006 and 2005, respectively.

Cost of Revenue and Gross Margin

Cost of revenue increased by $6.4 million to $45.6 million for the three months ended September 30, 2006 from $39.1 million for the three months ended September 30, 2005. For the three months ended September 30, 2006 and 2005, we recorded write-downs of $3.5 million and $2.0 million for excess and obsolete inventory, respectively. The increase in inventory write-downs was due to excess inventory resulting from lower demand than we had previously expected for some of our products, and obsolete inventory resulting from the contractual repurchase of obsolete inventory from our contract manufacturers. For the three months ended September 30, 2006, we also recorded a charge of $1.4 million to cost of revenue in connection with a book-to-physical inventory adjustment.

For the three months ended September 30, 2006 and 2005, we sold inventory previously written-off with original costs totaling $201,000 and $248,000, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates.

Cost of revenue as a percentage of net revenue improved from the three months ended September 30, 2005 to the three months ended 2006 due to a number of factors. Manufacturing overhead as a percentage of net revenue decreased as we outsourced our manufacturing to contract manufacturers in lower-cost regions. Also, direct manufacturing costs as a percentage of net revenue decreased due to the lower cost of direct labor in these low cost regions and improvement in our supply chain management. These favorable factors were partially offset by higher write-offs of excess and obsolete inventory which increased from $2.0 million for the three months ended September 30, 2005 to $3.5 million for the three months ended September 30, 2006. Consequently, our gross margin percentage improved from 5% for the three months ended September 30, 2005 to 10% for the quarter ended September 30, 2006.

We continue to experience low gross margins due primarily to intense price competition and the underutilization of our manufacturing facilities in France and Italy. We have in the past incurred and may in the future incur additional costs as we continue to transition to lower-cost contract manufacturers. Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sale of previously written-off inventory, warranty costs, and product yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. In addition, we expect continued pressure on our gross margins as the result of underutilized manufacturing capacity and price competition.

Research and Development

Research and development expenses decreased $1.5 million to $5.6 million for the quarter ended September 30, 2006 from $7.1 million for the quarter ended September 30, 2005. As a percentage of net revenue, research and development expenses decreased to 11% for the quarter ending September 30, 2006 from 17% for the quarter ending September 30, 2005. During fiscal 2006 we reduced the number of research and development employees and moved a portion of our research and development activities to a new facility in Shanghai, China, to reduce research and development costs. As a result, we expect our research and development expenses to decline as a percentage of revenue in the current fiscal year.

17 of 39

Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in the future.

Sales and Marketing

Sales and marketing expenses decreased $240,000 to $3.6 million for the quarter ended September 30, 2006 from $3.8 million for the quarter ended September 30, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 7% for the quarter ending September 30, 2006 from 9% for the quarter ending September 30, 2005. The decrease in sales and marketing expense was primarily due to reduced headcount. Despite our continued efforts to contain expenses, there can be no assurance that our sales and marketing expense will not increase in future quarters.

General and Administrative

General and administrative expenses were $5.7 million for the quarter ended September 30, 2006, an increase of $377,000 from expenses of $5.3 million for the quarter ended September 30, 2005. The increase was primarily driven by increased costs of Sarbanes-Oxley compliance and increased legal and other advisory fees. As a percentage of revenue, general and administrative expenses decreased to 11% in the quarter ended September 30, 2006 from 13% in the quarter ended September 30, 2005. We expect our general and administrative expenses in the current fiscal year to decrease slightly as we reduce our reliance on consultants. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expense will not further increase in future quarters.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $913,000 to $852,000 for the quarter ended September 30, 2006, from $1.8 million for quarter ended September 30, 2005. The decrease was primarily attributable to the fact that certain specific intangible assets had become fully amortized. These intangible assets were purchased in the acquisitions of the optical components businesses of Alcatel, Corning and Vitesse in fiscal 2004.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

For the three month periods ended September 30, 2006 and 2005, restructuring payments were $1.3 million and $10.4 million, respectively. For three month period ended September 30, 2006 restructuring recovery was $63,000 compared with an expense of $40,000 for the three month period ended September 30, 2005. The reduction in restructuring expense was driven primarily by our ability to sublease excess facilities at our Fremont site.

Stock-based Compensation

Stock-based compensation expense was $1.9 million in the quarter ended September 30, 2006, compared to $442,000 in the year earlier period. The increase was due primarily due to the expense associated with the issuance of restricted stock units after September 30, 2005. See Note 2 of Notes to Condensed Consolidated Financial Statements.

18 of 39

Interest and Other Income

For the three months ended September 30, 2006 interest and other income increased $288,000 to $839,000 from the three months ended September 30, 2005. The primary reason for the increase was due to higher interest rates and higher cash, cash equivalents and short-term investment balances.

Interest and Other Expense

For the three months ended September 30, 2006 interest and other expense decreased $1.3 million from the three months ended September 30, 2005 to $272,000. The primary reason for the decrease was the reduction in interest expense associated with the reduction in senior convertible notes balance to $4.3 million at September 30, 2006 from $30.1 million at September 30, 2005, in each case net of unaccreted discount.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily through private sales of convertible preferred stock. In February 2000, we received net proceeds of approximately $238.0 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors. Subsequent to our initial public offering, we have financed our operations through the sale of equity securities, issuance of convertible notes and warrants, bank borrowings, equipment lease financing and acquisitions. Financing activities for prior fiscal years are summarized in the annual report on Form 10-K as filed with the SEC on September 28, 2006.

As of September 30, 2006, Avanex had cash and cash equivalents of $16.4 million and short-term investments of $38.8 million for an aggregate of $55.2 million, excluding restricted cash of $6.7 million.

As of June 30, 2006, Avanex had cash and cash equivalents of $29.0 million and short-term investments of $38.7 million for an aggregate of $67.7 million, excluding restricted cash of $6.7 million.

The net cash used in operating activities of $11.8 million was due primarily to our $9.7 million net loss for the three months ended September 30, 2006 and an unfavorable change in our net working capital of $9.4 million, primarily due to an increase of $4.7 million in accounts receivable as a result of worse than expected collections activity, partially offset by $7.3 million of non-cash charges including stock-based compensation of $1.9 million, inventory write-downs of $3.5 million, amortization of intangibles of $914,000 and depreciation of $639,000.

Net cash used in investing activities during the three months ended September 30, 2006 was $1.2 million, which was primarily the result of $1.1 million of capital expenditures.

Net cash provided by financing activities was $409,000 during the three months ended September 30, 2006, which was the result of proceeds generated through the sale of common stock of $707,000, partially offset by payments on capital lease obligations of $298,000.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88,106, and 132(R).” SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. We do not believe that SFAS 158 will have a material effect on our results of operations or financial position.

19 of 39

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

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006
Amortized cost	$45,511	$45,210
Fair market value	45,513	45,372
Average interest rate	5.21%	3.09%

The interest rate on our outstanding $5 million principal amount convertible notes due 2008 is fixed at 8.0%. Accordingly, we believe that we have an insignificant interest rate risk exposure on this security.

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 30, 2006 would have led to an additional profit of approximately $3.9 million (dollar strengthening), or an additional loss of approximately $3.9 million (dollar weakening) on our net dollar position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006.

20 of 39

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006 because we have not completed the remediation of the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2006 (“2006 Form 10-K”). As discussed in more detail in our 2006 Form 10-K, as of June 30, 2006, our management concluded that we did not maintain effective controls over the following:

•	Company-level controls. The finance group continued to experience turnover such that there was insufficient familiarity with historical accounting entries, and the supervision of the accounting processes was not effective. In addition, during fiscal 2006, we transitioned the majority of our manufacturing operations to contract manufacturers, and these transitions contributed to a number of accounting errors that required post-close journal entries during our year-end close process. Also, controls were not in place to adequately restrict access to the accounting systems. In addition, our assessments related to the risk of financial fraud were not completed until after year end and certain controls in the assessment process were found to be ineffective.

•	Preparation and review procedures over account reconciliations and related journal entries. The controls over the preparation and review of account reconciliations and related journal entries both in our Fremont and Nozay facilities were initially inadequate and led to a lack of control over our closing and reporting processes, which were corrected in the audit process.

•	Controls over accounts receivable and warranty reserves. Accounts receivable reserves did not initially adequately consider our recent collection performance and warranty reserves initially did not adequately consider our recent performance in the contract manufacturing environment and were corrected in the audit process.

•	Controls over inventory. Inadequate controls around our inventory values, including transactions with our contract manufacturer and inter-company shipments, resulted in errors in our ending inventory in both the Fremont and Nozay facilities, which required adjustment in the audit process. Accounting records were not adjusted to physical counts in a timely manner, and inventory reserves did not initially adequately consider recent historical performance, which were corrected in the audit process.

•	Controls over pension accounting. Lack of personnel with the requisite level of knowledge of our French subsidiary’s pension plan initially resulted in errors in accounting for our pension obligation, which were corrected in the audit process.

•	Controls over stock-based compensation. Lack of personnel with the requisite level of knowledge of stock-based compensation accounting initially resulted in errors in the recorded expense, which were corrected in the audit process.

During the three months ended September 30, 2006, we began remediating the material weaknesses described in our 2006 Form 10-K. However, as of September 30, 2006 we have not completed the remediation of any of these material weaknesses.

Changes in internal controls over financial reporting

Our management is treating outstanding material weaknesses, as well as the control environment, seriously and has implemented or intends to implement the following actions to remediate them:

•	Enhancement of controls over the accounting close process; increase in the supervision of the accounting department; increase in the automation and integration of our accounting systems; reduction of our dependency on consultants; quarterly review of access rights to the accounting systems and implementation of controls designed to reduce the risk of financial fraud;

•	Implementation of enhanced preparation and review procedures over account reconciliations and related journal entries;

•	Implementation of additional controls and improved analysis to evaluate accounts receivable and warranty reserves fully considering historical experience;

•	Implementation of enhanced quarterly controls over the recording of inventory values and transactions, the reconciliation of physical counts of inventory, and the detailed review of inventory reserves;

21 of 39

•	Implementation of improved review procedures over the accounting for our French subsidiary’s pension plan; and

•	Implementation of improved review procedures over stock-based compensation accounting.

These changes are part of our overall program which management intends to complete by June 30, 2007. During the fiscal quarter ended September 30, 2006, there were no changes in an internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flow in a particular period.

ITEM 1A RISK FACTORS

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

22 of 39

I. Financial and Revenue Risks.

We have a history of negative cash flow and losses, which is likely to continue if we are unable to increase our revenues and further reduce our costs.

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of September 30, 2006, we had an accumulated deficit of $684.2 million. Also, for the fiscal year ended June 30, 2006 and each of our prior fiscal years, we had negative operating cash flow, and we expect to continue to incur negative operating cash flow in future periods. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

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

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the three months ended September 30, 2006, our gross margin percentage was positive 10%. During the fiscal years ended June 30, 2006, 2005 and 2004, our gross margin percentage was positive 5%, negative 3% and negative 25%, respectively. Because a significant portion of our manufacturing costs is relatively fixed, our inability to maintain appropriate manufacturing capacity in relation to our sales could negatively impact our gross margin. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins.

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

23 of 39

There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

We may have difficulty obtaining additional capital.

Our balance of cash, cash equivalents and unrestricted short-term investments decreased from $67.7 million at June 30, 2006 to $55.2 million at September 30, 2006. There can be no assurance that our business will be profitable in the future. If these trends continue in the future, it could have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. In addition, the holders of the notes issued in the May 2005 private placement have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and to make certain restricted payments. If adequate capital is not available to us as required, or is not available on favorable terms, our business and financial condition would be adversely affected.

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

24 of 39

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A “Controls and Procedures,” as of June 30, 2006 in our Form 10-K as filed with the SEC on September 28, 2006, our management concluded that we did not maintain effective internal controls over the following:

•	Company level controls;

•	Preparation and review procedures over account reconciliations and related journal entries;

•	Controls over accounts receivable and warranty reserves;

25 of 39

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

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, since the beginning of fiscal 2006, our common stock has closed as low as $0.62 and as high as $3.29 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

26 of 39

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

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel and Corning. Alcatel owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock as of October 31, 2006, and as of that date, Corning no longer held shares of Avanex common stock. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel and Corning in July 2004. Certain restrictions on transfer continue to apply to Alcatel. After January 1, 2007, Alcatel will no longer be subject to such selling restrictions. Notwithstanding such selling restrictions, Alcatel is free to sell any of its shares when the sales price is at least $2.00 per share. If Alcatel or our other stockholders, including our convertible note holders, sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

If the investors in our May 2005 financing (certain terms of which were amended in November 2005) continue to convert their notes or exercise their warrants, it will continue to have a dilutive effect upon our stockholders.

In May 2005 we issued notes and warrants to certain institutional investors, and in November 2005 certain terms of such convertible note financing were amended. Pursuant to the terms of the amended and restated notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at a conversion price of $0.90 per share, subject to broad-based anti-dilution provisions. The anti-dilution provisions also provide for an adjustment for stock splits and certain other situations specified in the notes. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants are exercisable for a term of 3 years at an exercise price of $1.13 per share, subject to broad-based anti-dilution provisions similar to the provisions set forth in the notes. If the institutional investors convert the notes or exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. For example, since January 2006, we have issued approximately 33.3 million shares of common stock upon conversion of $30.0 million principal amount of notes and approximately 440,000 shares upon exercise of warrants. If the institutional investors were to convert the remaining unconverted notes in full at the current conversion price we would be obligated to issue an additional 5.6 million shares of common stock, and if such investors were to exercise the warrants in full at the current exercise price we would be obligated to issue 8.3 million shares of common stock, for an aggregate of 13.9 million shares of Avanex common stock. These 13.9 million shares represent approximately 7% of the outstanding shares of common stock (assuming such conversion and exercise) as of October 31, 2006. Because the conversion price of the notes and the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

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

27 of 39

We substantially increased our outstanding indebtedness with the issuance of certain senior convertible notes and we may not be able to pay our debt and other obligations.

In May 2005 we issued notes in the aggregate principal amount of $35.0 million in a private placement to certain institutional investors. As of September 30, 2006, the principal amount of $5.0 million remained outstanding under the notes. The notes accrue interest at a rate of 8% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash, and with interest for the first two years pre-paid to such investors on the closing of the transaction. By issuing the notes we increased our indebtedness substantially. In addition, the holders of the notes have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments. Upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights. An event of default would occur under the notes for a number of reasons, including our failure to pay when due any principal, interest or late charges on the notes, certain defaults on our indebtedness, certain events of bankruptcy and our breach or failure to perform certain representations and obligations under the notes. Upon the occurrence of an event of default, our obligations under the notes may become due and payable in accordance with the terms thereof, and the investors will have the right to proceed against the security interest granted in the collateral described below. Our obligations under the notes are secured by collateral, which includes substantially all of our assets, substantially all of the assets of our domestic subsidiaries, and a pledge of 65% of the capital stock of our non-U.S. subsidiaries. In addition, our obligations under the notes are guaranteed by our domestic subsidiaries.

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

We sell our products primarily to a few large customers in the telecommunications industry. Three customers (including sales to their contract manufacturers) accounted for an aggregate of 27%, 12% and 10% of our net revenue, respectively, for the three months ended September 30, 2006. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations.

28 of 39

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

29 of 39

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

30 of 39

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

31 of 39

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

32 of 39

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

We use a rolling three-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. In addition, due to increased outsourcing, our procurement lead times have lengthened, which can result in higher inventory levels and greater risk of excess and obsolete inventory. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended, June 30, 2006, June 30, 2005, and June 30, 2004, were primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months ended September 30, 2006 and September 30, 2005, we recorded write-downs of $3.5 million and $2.0 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

33 of 39

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

34 of 39

We depend on key personnel to manage our business effectively, and if we are unable to hire, retain, or motivate qualified personnel, our ability to sell our products could be harmed.

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. We recently hired a new Senior Vice President and Chief Financial Officer and a new Senior Vice President of Manufacturing and Operations. In addition, we recently made other significant changes in our executive management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, several of our executive officers left Avanex since the beginning of fiscal 2005, including three chief financial officers, our vice president of sales and our chief operating officer. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

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

35 of 39

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

36 of 39

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

In addition, Alcatel owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock as of November 2, 2006. Pursuant to the stockholders’ agreement entered into by Avanex and Alcatel, Alcatel is generally required to vote on all matters as recommended by the board of directors of Avanex, except for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

37 of 39

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

38 of 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ MARLA SANCHEZ
Marla Sanchez Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	November 9, 2006

By:	/s/ A.A. RILEY
A.A. Riley Vice President Finance (Principal Accounting Officer)
Date:	November 9, 2006

39 of 39