Form 10-Q
period 2006-12-31
AVANEX CORP
filed 2007-02-07
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

There were 208,525,520 shares of the Company’s Common Stock, par value $.001 per share, outstanding on January 31, 2007.

AVANEX CORPORATION

FORM 10-Q

2 of 41

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	December 31, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$37,360	$28,963
Restricted cash and investments	5,891	6,676
Short-term investments	14,638	38,696
Accounts receivable, net of of allowance for doubtful accounts of $55 and $0 at December 31, 2006 and June 30, 2006, respectively	34,587	26,768
Inventories, net	21,893	18,417
Due from related party	17,972	10,404
Other current assets	13,477	15,473
Total current assets	145,818	145,397
Property and equipment, net	6,064	5,668
Intangibles, net	1,749	3,246
Goodwill	9,408	9,408
Other assets	2,228	1,839
Total assets	$165,267	$165,558

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,998	$38,276
Accrued compensation	7,581	6,872
Accrued warranty	1,742	1,799
Due to related party	4,750	4,475
Other accrued expenses and deferred revenue	9,472	4,467
Current portion of long-term obligations	976	823
Current portion of accrued restructuring	6,359	6,321
Total current liabilities	78,878	63,033

Long-term liabilities:
Accrued restructuring	11,122	13,252
Convertible notes	4,438	4,569
Other long-term obligations	11,446	11,366
Total liabilities	105,884	92,220

Stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 and 300,000,000 shares authorized at December 31, 2006 and June 30, 2006, respectively; 207,568,597 and 204,361,846 shares outstanding at December 31, 2006 and June 30, 2006, respectively, net of 157,656 and 160,749 treasury shares at December 31, 2006 and June 30, 2006, respectively	208	204
Additional paid-in capital	747,955	742,951
Accumulated other comprehensive income	3,991	4,687
Accumulated deficit	(692,771)	(674,504)
Total stockholders’ equity	59,383	73,338
Total liabilities and stockholders’ equity	$165,267	$165,558

See accompanying notes.

3 of 41

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenue:
Third parties	$40,325	$25,475	$77,679	$53,386
Related parties	15,298	10,650	28,835	23,972
Total net revenue	55,623	36,125	106,514	77,358

Cost of revenue:
Cost of revenue except for purchases from related parties	44,968	32,287	90,542	69,906
Purchases from related parties	159	920	164	2,408
Total cost of revenue	45,127	33,207	90,706	72,314
Gross profit	10,496	2,918	15,808	5,044

Operating expenses:
Research and development	5,832	5,452	11,457	12,579
Sales and marketing	3,891	2,783	7,439	6,571
General and administrative:
Third parties	9,148	3,694	14,810	7,423
Related parties	(73)	147	(84)	1,692
Amortization of intangibles	656	1,385	1,508	3,150
Restructuring	436	2,942	373	2,982
Gain on disposal of property and equipment	(28)	(775)	(48)	(768)
Total operating expenses	19,862	15,628	35,455	33,629
Loss from operations	(9,366)	(12,710)	(19,647)	(28,585)
Interest and other income	1,121	379	1,960	930
Interest and other expense	(308)	(6,212)	(580)	(7,811)
Net loss	$(8,553)	$(18,543)	$(18,267)	$(35,466)

Basic and diluted net loss per common share	$(0.04)	$(0.13)	$(0.09)	$(0.24)

Weighted-average number of shares used in computing basic and diluted net loss per common share	206,873	145,215	206,131	145,199

See accompanying notes.

4 of 41

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Operating Activities:
Net loss	$(18,267)	$(35,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(48)	(775)
Depreciation and amortization	1,330	3,295
Amortization of intangibles	1,507	3,150
Stock-based compensation	3,701	1,060
Provision for doubtful accounts and sales returns	51	387
Loss in connection with convertible notes modification	-	4,761
Non-cash interest expense	317	893
Write-down of excess and obsolete inventory	6,898	3,994
Reduction in fair value of investment	-	177
Changes in operating assets and liabilities:
Accounts receivable	(7,296)	1,948
Inventories	(10,179)	1,499
Other current assets	4,121	(190)
Other assets	(434)	(29)
Due to/from related parties	(7,293)	6,121
Accounts payable	8,866	6,803
Accrued compensation	474	(2,881)
Accrued restructuring	(2,410)	(15,391)
Accrued warranty	(107)	(583)
Other accrued expenses and deferred revenues	3,338	(342)
Total adjustments	2,836	13,897
Net cash used in operating activities	(15,431)	(21,569)

Investing Activities:
Purchases of investments	(220,713)	(50)
Maturities of investments	244,796	11,627
Decrease in restricted cash	785	1,269
Purchases of property and equipment	(1,552)	(1,590)
Proceeds from sale of property and equipment	106	2,285
Net cash provided by investing activities	23,422	13,541

Financing Activities:
Payments on capital lease obligations	(712)	(1,274)
Payments in connection with convertible notes modification	-	(4,075)
Proceeds from issuance of common stock	858	501
Net cash provided by (used in) financing activities	146	(4,848)

Effect of exchange rate changes on cash	260	(140)

Net increase/(decrease) in cash and cash equivalents	8,397	(13,016)
Cash and cash equivalents at beginning of period	28,963	26,811
Cash and cash equivalents at end of period	$37,360	$13,795

Supplemental Information:
Cash paid during the period for:
Interest expense	$28	$83
Non-cash investing and financing activities:
Conversion of senior convertible notes into common stock, net of discount of $96	$449	$-
Warrants-related charges	$-	$686

See accompanying notes.

5 of 41

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Avanex Corporation and its wholly-owned subsidiaries (collectively “Avanex,” “we” or the “Company”) design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were incorporated in October 1997 in California and reincorporated in Delaware in January 2000, and began making volume shipments of our products during the quarter ended September 30, 1999.

The accompanying unaudited condensed consolidated financial statements as of December 31, 2006 and 2005, and for the three months and six months ended December 31, 2006 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31 2006, the consolidated operating results for the three months and six months ended December 31, 2006, and the consolidated cash flows for the three months and six months ended December 31, 2006. The consolidated results of operations for the three months and six months ended December 31, 2006, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

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

2. Stock-based Compensation

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards does not correspond with the term for which an interest rate is quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

Fair Value—Fair value of the Company’s stock options granted to employees for the three months and six months ended December 31, 2006 and 2005 was estimated using the following weighted-average assumptions:

6 of 41

	Three Months Ended		Six Months Ended

	December 31,		December 31,
	2006	2005	2006	2005

Option Plan Shares
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	80.0%	78.0%	80.5%	77.5%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.70%	4.36%	4.65%	4.29%
Weighted-average fair value	$1.19	$0.58	$1.20	$0.60

ESPP Shares
Expected term (in years)	1.00	1.00	1.00	1.00
Volatility	80.0%	77.0%	80.5%	77.0%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.86%	3.92%	4.86%	3.92%
Weighted-average fair value	$2.75	$1.81	$2.75	$1.81

Stock Compensation Expense

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R) “Share-Based Payment,” effective July 1, 2005, we recorded $1.8 million and $618,000 of stock compensation expense in our consolidated statements of operations for the three months ended December 31, 2006 and 2005, and $3.7 million and $1.1 million for the six months ended December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $4.5 million and $3.6 million, respectively, net of estimated forfeitures of $2.3 million and $263,000, respectively. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The amortization of stock compensation under SFAS 123(R) for the three months and six months ended December 31, 2006 and 2005 is based on the single-option approach.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 4.7 million options that were in-the-money at December 31, 2006 and for the 3.5 million options that were in-the-money at December 31, 2005. During the three months ended December 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $140,000 and $35,000, respectively. During the six months ended December 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $152,000 and $56,000, respectively. Intrinsic value was determined as of the date of option exercise.

Stock option activity under the Option Plans and the Director Plan was as follows:

	Number of Shares	Weighted- average Exercise Price
Beginning outstanding, July 1, 2006	12,688,341	$4.84
Granted	2,442,250	$1.66
Exercised	(175,461)	$1.01
Canceled	(1,903,707)	$4.83
Ending outstanding, December 31, 2006	13,051,423	$4.31
Ending vested + expected to vest, December 31, 2006	11,484,236	$4.67

Range of Exercise Prices	Number Outstanding as of December 31, 2006	Average Remaining Contractual Term, in Years	Weighted- average Exercise Price	Number Exercisable as of December 31, 2006	Weighted- average Exercise Price
$0.39 – $1.01	1,313,924	8.00	$0.92	646,403	$0.89
$1.03 – $1.59	1,356,700	8.69	$1.24	174,211	$1.21
$1.64 – $1.64	1,550,000	9.83	$1.64	-	$-
$1.70 – $2.19	2,131,947	8.11	$2.05	1,090,220	$2.16
$2.32 – $2.88	1,555,836	7.80	$2.65	999,711	$2.60
$2.95 – $3.95	2,145,703	6.87	$3.60	1,953,703	$3.64
$4.00 – $4.90	2,075,978	5.83	$4.62	2,075,978	$4.62
$4.99 – $115.81	886,335	4.36	$22.72	886,335	$22.72
$118.94 – $118.94	3,000	3.57	$118.94	3,000	$118.94
$139.25 – $139.25	32,000	3.69	$139.25	32,000	$139.25
	13,051,423	7.49	$4.31	7,861,561	$6.03

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. Restricted stock unit activity for the six months ended December 31, 2006 is summarized below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Term, in Years	Aggregate Intrinsic Value as of December 31, 2006
Beginning outstanding, July 1, 2006	4,073,502	$0.001
Awarded	2,428,820	$0.001
Released	(1,160,065)	$0.001
Forfeited	(506,874)	$0.001
Ending outstanding, December 31, 2006	4,835,383	$0.001	1.59	$9,141,000
Ending vested + expected to vest, December 31, 2006	3,804,838	$0.001	1.46	$7,187,000

7 of 41

Aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock for the 4.8 million of outstanding restricted stock units at December 31, 2006, all of which were in-the-money. During the three months and six months ended December 31, 2006, the aggregate intrinsic value of restricted stock units vesting was $1.2 million and $2.1 million, respectively. Intrinsic value was determined as of the date the restricted stock unit vested.

Employee Stock Purchase Plan Activity

During the three months ended December 31, 2006 and 2005, no shares were issued in connection with the Company’s employee stock purchase plan (“ESPP”), and so the aggregate intrinsic value of options exercised under the Company’s ESPP was $0 for both periods. During the six months ended December 31, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s ESPP was $94,000 and $54,000, respectively.

3. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a standard basis, which approximates actual costs on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
Raw materials	$8,161	$6,114
Work-in-process	696	974
Finished goods	13,036	11,329
	$21,893	$18,417

In the three months ended December 31, 2006 and 2005, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $3.4 million and $2.0 million, respectively, and for the six months ended December 31, 2006 and 2005, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $6.9 million and $4.0 million,

4. Restructuring

A summary of the Company’s accrued restructuring expense and accrued restructuring liability is as follows (in thousands):

Three months ended December 31, 2006:

	Expense for Three Months Ended December 31, 2006	Balance September 30, 2006	Accrued	Paid	Recovered	Balance December 31, 2006
Non-acquisition Related
Severance benefits
Fiscal 2004 workforce reduction		$536	$-	$(19)	$-	$517
Fiscal 2005 workforce reduction	312	2,612	317	(376)	-	2,553
Fiscal 2006 workforce reduction	(2)	24	-	(22)	(2)	-
Total severance benefits	310	3,172	317	(417)	(2)	3,070
Abandonment of excess facilities	126	11,927	126	(703)	-	11,350
Total non-acquisition related	436	15,099	443	(1,120)	(2)	14,420

Acquisition-related
Severance benefits		3,131	-	(70)	-	3,061
Total restructuring	$436	$18,230	$443	$(1,190)	$(2)	$17,481

8 of 41

Six months ended December 31, 2006:

	Expense for Six Months Ended December 31, 2006	Balance June 30, 2006	Accrued	Paid	Recovered	Balance December 31, 2006
Non-acquisition Related
Severance benefits
Fiscal 2004 workforce reduction	$-	$542	$-	$(25)	$-	$517
Fiscal 2005 workforce reduction	314	2,828	320	(594)	(1)	2,553
Fiscal 2006 workforce reduction	5	62	-	(60)	(2)	-
Total severance benefits	319	3,432	320	(679)	(3)	3,070
Abandonment of excess facilities	54	12,708	126	(1,412)	(72)	11,350
Total non-acquisition related	373	16,140	446	(2,091)	(75)	14,420

Acquisition-related
Severance benefits	-	3,433	-	(372)	-	3,061
Total restructuring	$373	$19,573	$446	$(2,463)	$(75)	$17,481

The accrued restructuring liability at December 31, 2006 is classified as follows (in thousands):

	Current	Non- current	TOTAL
Accrued severance and LOA	3,288	2,843	$6,131

Abandonment of excess facilities	3,071	8,279	11,350
	$6,359	$11,122	$17,481

Accrued severance will be paid out through December 2012. The liability related to abandoned facilities will be paid out through 2010.

9 of 41

5. Investment in Paxera Corporation

In September 2005, Avanex acquired shares of preferred stock and warrants convertible into common stock of Paxera Corporation, a privately-held manufacturer of tunable lasers, in exchange for certain manufacturing equipment. Avanex assigned a fair value of $400,000 to the acquired shares of preferred stock and warrants. The fair value was based on a recent private round of preferred stock financing by Paxera, in which Paxera received cash from investors.

At various times during 2006, Avanex acquired additional shares of preferred stock and additional warrants convertible into common stock in exchange for $303,000 of product development services performed by Avanex.

In November 2006, Paxera was acquired by NeoPhotonics Corporation, a privately-held manufacturer of active and passive optical components. Avanex’s preferred shares and warrants in Paxera will be exchanged for shares of common and preferred stock in NeoPhotonics and $595,000 in cash for a combined value of $1.2 million.

Avanex recognized a gain of $515,000 during the three months ended December 31, 2006 in connection with this exchange. The gain is included in Interest and Other Income.

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Balance at beginning of period	$1,745	$5,243	$1,799	$5,268
Accrual for sales during the period	272	321	408	1,063
Cost of warranty repair	(271)	(116)	(405)	(469)
Adjustment to prior sales (including expirations and changes in estimates)	(4)	(812)	(60)	(1,226)
Balance at end of period	$1,742	$4,636	$1,742	$4,636

7. Net Loss per Share and Comprehensive Loss

The following table presents the calculation of basic and diluted net loss per share, and comprehensive loss (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	December 31,		December 31,
	2006	2005	2006	2005
Net loss	$(8,553)	$(18,543)	$(18,267)	$(35,466)
Basic and diluted weighted-average number of shares of common stock outstanding	206,873	145,215	206,131	145,199
Basic and dilued net loss per common share	$(0.04)	$(0.13)	$(0.09)	$(0.24)

Net loss	$(8,553)	$(18,543)	$(18,267)	$(35,466)
Unrealized gain on investments	-	119	25	177
Cumulative translation adjustment	(600)	350	(721)	205
Comprehensive loss	$(9,153)	$(18,074)	$(18,963)	$(35,084)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

10 of 41

	December 31, 2006	December 31, 2005
Employee stock options	13,051,423	16,328,166
Employee restricted stock units	4,835,383	-
8% convertible notes	5,555,556	38,888,889
Warrants attached to 8% convertible notes	8,737,689	8,677,689
Warrants granted to landlord	60,000	60,000
Warrants attached to March 2006 equity securities offering	7,222,500	-
	39,462,551	63,954,744

8. Consolidated Condensed Balance Sheet Detail

Other Accrued Expenses and Deferred Revenue

Other Accrued Expenses and Deferred Revenue consist of the following (in thousands):

	December 31,	June 30,
	2006	2006
Accrued liability to contract manufacturer	$1,929	$12
Accrued outside services	3,176	1,668
Deferred revenue	1,378	402
Other accrued liabilities	2,989	2,385

	$9,472	$4,467

9. Related Party Transactions

On July 31, 2003, in connection with the Company’s acquisition of Alcatel’s and Corning’s optical components businesses, Alcatel (now known as Alcatel Lucent) was issued 28% of the Company’s outstanding common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. As of December 31, 2006 Alcatel Lucent ** owned 28,295,868 shares representing 14% of the outstanding shares of Avanex common stock and Corning owned zero shares. The Company sells products to and purchases raw materials and components from Alcatel Lucent in the regular course of business. Additionally, Alcatel Lucent provided certain administrative services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006**	2005*	2006**	2005*
Related party transactions
Sales to related parties	$15,298	$10,650	$28,835	$23,972
Purchases from related parties in cost of revenue	159	920	164	2,408
Administrative and transitional services purchased from related parties; starting December 31, 2005, amounts include facilities rent credits	(73)	147	(84)	1,692
Royalty income	-	-	-	190

11 of 41

*	On December 31, 2005, Corning no longer owned shares in Avanex. As a result, we have only included transactions with Corning in the related party disclosure for the three months and six months ended December 31, 2005.
**	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel Lucent”. As a result, we have included December 2006 transactions with Lucent in the related party disclosure for the three months and six months ended December 31, 2006.

Amounts due from and due to related parties (in thousands):

	December 31, 2006**	June 30, 2006
Due from related parties	$17,972	$10,404
Due to related parties	4,750	4,475

**	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel Lucent”. As a result, we have included December 2006 transactions with Lucent in the related party disclosure.

As of January 31, 2007, Alcatel Lucent owned 28,295,868 shares of Avanex common stock representing approximately 14% of the outstanding shares of Avanex common stock.

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

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews the Company’s financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment, to manufacture and market photonic processors, and accordingly has provided only the required enterprise-wide disclosures. The Company has adopted a matrix management organizational structure whereby management of worldwide activities is on a functional basis.

Customers who represented 10% or more of our net revenue (including sales to each customer’s contract manufacturer) or accounts receivable were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Company A	27%	29%	29%	31%
Company B	21%	-	16%	-
Company C	10%	-	11%	-
Company D	10%	-	-	11%
	68%	29%	56%	42%

12 of 41

Revenues by geographical area were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	Amount	Amount	Amount	Amount
U.S.	39,224	21,388	76,509	48,099
France	12,047	14,429	21,418	28,614
Italy	4,352	308	8,587	645
	$55,623	$36,125	$106,514	$77,358

Long-lived assets by geographical area were as follows (in thousands):

	December 31, 2006	June 30, 2006
Property, plant and equipment:
U.S.	$4,152	$3,888
Non-U.S.	1,912	1,780
	$6,064	$5,668

13 of 41

11. Litigation

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Avanex is not one of the test cases and it is unclear what impact this will have on Avanex’s case. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flow in a particular period.

12. Recent Accounting Pronouncements

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more- likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe that FIN 48 will have a material impact on our consolidated balance sheet and statement of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of

14 of 41

operations financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We believe the adoption of SAB 108 will not have a material impact on our consolidated balance sheet and statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our anticipated cost of revenue, operating expenses, gross margins, anticipated savings from our restructuring and cost reduction plans, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “ forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements are made as of the date of this Form 10-Q and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2006, included in our Annual Report on Form 10-K filed with the SEC on September 28, 2006.

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

We acquired the optical components businesses of Alcatel (now known as Alcatel Lucent) and Corning on July 31, 2003, in transactions accounted for as a purchase. In addition, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003, in a transaction accounted for as a purchase.

The telecommunications industry experienced a significant period of retraction following a dramatic slowdown in equipment spending in late 2001 through 2005. Like many of our competitors, we continue to be adversely affected by the downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of December 31, 2006 our accrued restructuring liability was $17.5 million. Of that amount, $6.4 million is expected to be paid within the next 12 months.

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

15 of 41

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

A summary of our net revenues and other financial information by geographic location is found in Note 10 of Notes to Condensed Consolidated Financial Statements.

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. Four customers (including sales to their contract manufacturers) accounted for an aggregate of 27%, 21%, 10% and 10% of our net revenue, respectively, for the three months ended December 31, 2006. One customer (including sales to its contract manufacturers) accounted for 29% of our net revenue for the three months ended December 31, 2005. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers, although the level of customer concentration has been declining.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. For the three months and six months ended December 31, 2006, we recorded inventory write-downs to cost of revenue of $3.4 million and $6.9 million, respectively, and $2.0 million and $4.0 million for the three months and six months ended December 31, 2005, respectively.

Gross Margin. Gross margin represents revenue less cost of revenue. During the three months and six months ended December 31, 2006, gross margin increased to 19% and 15% of revenue, respectively, compared to a gross margin of 8% and 7% for the three months and six months ended December 31, 2005. The increase was due to a more profitable mix of products sold to our customers, manufacturing overhead cost reductions resulting from outsourcing most of our manufacturing to lower-cost contract manufacturers, and higher-priced newly introduced products.

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

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive, finance, accounting, legal and human resources personnel, costs of allocated facilities, recruiting expenses, professional fees, legal, accounting and consulting expenses incurred in connection with transactions that were not completed and other corporate expenses.

Amortization of Intangible Assets. A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Goodwill is not amortized, but rather is assessed for impairment at least annually. Intangible assets with definite lives continue to be amortized over their estimated useful lives.

16 of 41

Restructuring. Restructuring expense generally includes employee severance costs and the costs of excess facilities associated with formal restructuring plans.

Gain on Disposal of Property and Equipment. Gain on disposals includes gains incurred as a result of disposal of property, plant or equipment for an amount greater than the net book value.

Interest and Other Income. Interest income consist primarily of interest earned from the investment of our cash and cash equivalents, short-term investments and long-term investments. Other income consists primarily of a gain realized in connection with our investment in Paxera, Inc, a privately-held photonics company.

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

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers. At December 31, 2006, we determined that an allowance of $55,000 was required due to the uncertainty of collections from one customer.

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

17 of 41

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

Goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which we consider our sole operating unit. Measurement of the fair value of the reporting unit in our annual test for impairment is determined using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which was determined based on our current market capitalization, and goodwill was determined not to be impaired at December 31, 2006.

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

Contingencies. We are or have been subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies.” If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise its estimates.

In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers with whom we enter into contractual relationships. We have agreed to hold the other party harmless against third-party claims that our products, when used for their intended purpose, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The estimated fair value of these indemnification provisions is minimal. To date, we have not incurred any costs related to claims under these provisions, and no amounts have been accrued in the accompanying financial statements.

18 of 41

Results of Operations

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations, expressed as amounts in thousands and as percentages of net revenue. Our historical operating results are not necessarily indicative of our results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,

	Amounts		% of Revenue		Amounts		% of Revenue
	2006	2005	2006	2005	2006	2005	2006	2005
Net revenue	$55,623	$36,125	100%	100%	$106,514	$77,358	100%	100%
Cost of revenue	45,127	33,207	81%	92%	90,706	72,314	85%	93%
Gross profit	10,496	2,918	19%	8%	15,808	5,044	15%	7%
Operating expenses:
Research and development	5,832	5,452	10%	15%	11,457	12,579	11%	16%
Sales and marketing	3,891	2,783	7%	8%	7,439	6,571	7%	8%
General and administrative	9,075	3,841	16%	11%	14,726	9,115	14%	12%
Amortization of intangibles	656	1,385	1%	4%	1,508	3,150	1%	4%
Restructuring	436	2,942	1%	8%	373	2,982	0%	4%
Gain on disposal of property and equipment	(28)	(775)	(0%)	(2%)	(48)	(768)	(0%)	(1%)
Total operating expenses	19,862	15,628	36%	43%	35,455	33,629	33%	43%
Loss from operations	(9,366)	(12,710)	(17%)	(35%)	(19,647)	(28,585)	(18%)	(37%)
Interest and other income	1,121	379	2%	1%	1,960	930	2%	1%
Interest and other expense	(308)	(6,212)	(1%)	(17%)	(580)	(7,811)	(1%)	(10%)
Net loss	$(8,553)	$(18,543)	(15%)	(51%)	$(18,267)	$(35,466)	(17%)	(46%)

Net Revenue

Net revenue for the three months ended December 31, 2006 was $55.6 million, which represents an increase of $19.5 million, or 54%, from net revenue of $36.1 million for the three months ended December 31, 2005. The increase in net revenue was attributable to an overall increase in demand for our products from existing customers.

Net revenue for the six months ended December 31, 2006 was $106.5 million, which represents an increase of $29.1 million, or 38%, from net revenue of $77.4 million for the six months ended December 31, 2005. The increase in net revenue was attributable to an overall increase in demand for our products from existing customers.

To date, a substantial portion of our sales has been concentrated with a limited number of customers, although the level of concentration has been declining. For the three months and six months ended December 31, 2006 and 2005, sales to customers (including sales to each customer’s contract manufacturer) that each comprised 10% or more of net revenue were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Company A	27%	29%	29%	31%
Company B	21%	-	16%	-
Company C	10%	-	11%	-
Company D	10%	-	-	11%
	68%	29%	56%	42%

19 of 41

While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict sales to these customers.

Net revenue from customers outside the United States accounted for $16.4 million and $14.7 million of total net revenue, or 29% and 41%, for the three months ended December 31, 2006 and 2005, respectively, and accounted for $30.0 million and $29.3 million of total net revenue, or 28% and 38%, for the six months ended December 31, 2006 and 2005, respectively.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended December 31, 2006 was $45.1 million, compared to $33.2 million for the three months ended December 31, 2005, an increase of $11.9 million. The increase was due to increased product shipments partially offset by reduced cost of goods as a percentage of revenue. The reduction in this percentage of revenue was due to the outsourcing of most of our manufacturing to contract manufacturers, which reduced our direct labor and manufacturing overhead costs.

Cost of revenue for the six months ended December 31, 2006 was $90.7 million, compared to $72.3 million for the six months ended December 31, 2005, an increase of $18.4 million. The increase was due to increased product shipments partially offset by reduced cost of goods as a percentage of revenue.

For the three months ended December 31, 2006 and 2005, we sold inventory previously written-off with original costs totaling $156,000 and $22,000, respectively, due to unforeseen demand for such inventory. For the six months ended December 31, 2006 and 2005, we sold inventory previously written-off with original costs totaling $357,000 and $270,000, respectively. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates.

Cost of revenue as a percentage of net revenue improved from the three months and six months ended December 31, 2005 to the three months and six months ended 2006 due to a number of factors. Manufacturing overhead as a percentage of net revenue decreased as we outsourced our manufacturing to contract manufacturers in lower-cost regions. Also, direct manufacturing costs as a percentage of net revenue decreased due to the lower cost of direct labor in these lower cost regions and improvement in our supply chain management. These favorable factors were partially offset by higher write-offs of excess and obsolete inventory which increased from $2.0 million and $4.0 million for the three months and six months ended December 31, 2005, respectively, to $3.4 million and $6.9 million for the three months and six months ended December 31, 2006, respectively. Consequently, our gross margin percentage improved from 8% and 7% for the three months and six months ended December 31, 2005, respectively, to 19% and 15% for the three months and six months ended December 31, 2006, respectively.

The increase in inventory write-downs was due to excess inventory resulting from lower demand than we had previously expected for some of our products. For the three and six months ended December 31, 2006 we incurred expenses of $528,000 and $1.9 million, respectively, resulting from the contractual repurchase of obsolete inventory from our contract manufacturers. For the three months and six months ended December 31, 2006, we also recorded a charge of $221,000 and $1.6 million, respectively, to cost of revenue in connection with book-to-physical inventory adjustments.

Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields.

Research and Development

Research and development expenses increased $380,000 to $5.8 million for the three months ended December 31, 2006 from $5.5 million for the three months ended December 31, 2005. The increase was primarily due to increase in headcount at our development center in Shanghai. In addition, the lower research and development expenses last year were due to government research reimbursements received by our San Donato site. As a percentage of net revenue, research and development expenses decreased to 10% for the three months ended December 31, 2006 from 15% for the three months ended December 31, 2005. For the six months ended December 31, 2006, research and development expenses decreased $1.1 million to $11.5 million from $12.6 million for the six months ended December 31, 2005. The decrease was primarily

20 of 41

due to a reduction in headcount expense in the US as we transitioned our research and development capability to a new facility in Shanghai, China. As a percentage of net revenue, research and development expenses decreased to 11% from 16% for the same period last year. We expect our research and development expenses to maintain at current levels as a percentage of net revenue in the current fiscal year, although there can be no assurance that our research and development expenses will not increase in the future.

Sales and Marketing

For the three months ended December 31, 2006, sales and marketing expenses increased $1.1 million to $3.9 million from $2.8 million for the three months ended December 31, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 7% for the three months ended December 31, 2006 from 8% for the three months ended December 31, 2005. For the six months ended December 31, 2006, sales and marketing expenses increased $868,000 to $7.4 million from $6.6 million for the six months ended December 31, 2005. As a percentage of net revenue, sales and marketing expenses decreased to 7% from 8% for the same period last year. The increase in sales and marketing expense was primarily due to annual salary increases and increased sales commission as a result of higher revenue. We expect our sales and marketing expenses to maintain at current levels as a percentage of net revenue in the current fiscal year, although there can be no assurance that our sales and marketing expenses will not increase in the future.

General and Administrative

General and administrative expenses were $9.1 million for the three months ended December 31, 2006, an increase of $5.2 million from expenses of $3.8 million for the three months ended December 31, 2005. As a percentage of net revenue, general and administrative expenses increased to 16% in the three months ended December 31, 2006 from 11% in the three months ended December 31, 2005. General and administrative expenses were $14.7 million for the six months ended December 31, 2006, an increase of $5.6 million from expenses of $9.1 million for the six months ended December 31, 2005. As a percentage of net revenue, general and administrative expenses increased to 14% in the six months ended December 31, 2006 from 12% in the six months ended December 31, 2005. The increase in general and administrative expenses for the three and six months ended December 31, 2006 from the same period in the prior year was primarily driven by legal, accounting and consulting due diligence fees of $2.1 million related to a potential acquisition in which Avanex decided not to proceed further in the three months ended December 31, 2006, increased share-based compensation expenses of $947,000, unanticipated increase in audit fees of $750,000 related to the year-end audit, unanticipated increase of $800,000 in consulting fees related to Sarbanes-Oxley compliance and other year-end financial close activities, and general increase in employee salaries related to annual salary increases. We expect our general and administrative expenses to decrease in subsequent quarters primarily as a result of decreases in legal, accounting and consulting due diligence fees. Despite our continued efforts to reduce the level of our general and administrative expenses, there can be no assurance that our general and administrative expenses will not increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $729,000 to $656,000 for the three months ended December 31, 2006, from $1.4 million for three months ended December 31, 2005. For the six months ended December 31, 2006, amortization of intangible assets decreased by $1.7 million to $1.5 million from $3.2 million in the year earlier period. These decreases were primarily attributable to the fact that certain specific intangible assets had become fully amortized. These intangible assets were purchased in the acquisitions of the optical components businesses of Alcatel Lucent, Corning and Vitesse in fiscal 2004.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

For the three month periods ended December 31, 2006 and 2005, restructuring expenses were $436,000 and $2.9 million, respectively and for the six month periods ended December 31, 2006 and 2005, restructuring expenses were $373,000 and $3.0 million, respectively. The reduction in restructuring expenses resulted primarily from our not having initiated restructuring programs during the three and six month periods ended December 31, 2006.

21 of 41

Stock-based Compensation

Stock-based compensation expense was $1.8 million in the three months ended December 31, 2006, compared to $618,000 in the year earlier period. For the six month period ended December 31, 2006, stock-based compensation expense was $3.7 million, compared to $1.1 million in the year earlier period. These increases were primarily due to the expense associated with the issuance of restricted stock units for the three months and six months ended December 31, 2006. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Gain on disposal of property and equipment

Gain or loss on disposal of property and equipment for the three months and six months ended December 31, 2006 was $28,000 and $48,000, respectively. Gain or loss on disposal of property and equipment for the three months and six months ended December 31, 2005 was $775,000 and $768,000, respectively.

Interest and Other Income

Interest and other income increased by $742,000 to $1.1 million in the three months ended December 31, 2006 from $379,000 in the three months ended December 31, 2005. Interest and other income increased by $1.0 million to $2.0 million in the six months ended December 31, 2006 from $930,000 in the six months ended December 31, 2005. This increase was primarily due to a $515,000 gain realized in the three months ended December 31, 2006 in connection with our investment in Paxera, Inc, a privately-held photonics company as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

Interest and Other Expense

Interest and other expense decreased by $5.9 million to $308,000 in the three months ended December 31, 2006 from $6.2 million in the three months ended December 31, 2005. Interest and other expense decreased by $7.2 million to $580,000 for the six months ended December 31, 2006 from $7.8 million in the six months ended December 31, 2005. These decreases were primarily due to incurring a $4.5 million loss in connection with modifications to our 8% senior convertible notes in November 2005, and interest expense on higher principal balances of our borrowings in the three and six month periods ended December 31, 2005.

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

As of December 31, 2006, Avanex had cash and cash equivalents of $37.4 million and short-term investments of $14.6 million for an aggregate of $52.0 million, excluding restricted cash of $5.9 million.

As of June 30, 2006, Avanex had cash and cash equivalents of $29.0 million and short-term investments of $38.7 million for an aggregate of $67.7 million, excluding restricted cash of $6.7 million.

Net cash used in operating activities of $15.4 million for the six months ended December 31, 2006 was due primarily to a net loss of $18.3 million, an increase of $10.2 million in inventories, an increase of $7.3 million in accounts receivable and an increase of $7.3 million in related party receivables, partially offset by an increase in accounts payable of $8.9 million, an increase of $3.3 million in other accrued expenses and deferred revenues, and non-cash charges including stock-based compensation of $3.7 million, inventory write-downs of $6.9 million and other changes to working capital.

Net cash provided by investing activities during the six months ended December 31, 2006 was $23.4 million, which was primarily the result of net maturities of short-term investments of $24.1 million and a decrease in restricted cash of $785,000, partially offset by capital expenditures of $1.6 million.

22 of 41

Net cash provided by financing activities was $146,000 during the six months ended December 31, 2006, which was the result of proceeds generated through the sale of common stock of $858,000 upon exercise of stock options and the sale of common stock through the Employee Stock Purchase Plan, partially offset by payments on capital lease obligations of $712,000.

Recent Accounting Pronouncements

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe that FIN 48 will have a material impact on our consolidated balance sheet and statement of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We believe the adoption of SAB 108 will not have a material impact on our consolidated balance sheet and statement of operations.

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

23 of 41

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Amortized cost	$20,529	$ 45,210
Fair market value	$20,529	45,372
Average interest rate	5.31%	3.09%

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

We have operations in the United States, China, Thailand, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at December 31, 2006 would have led to an additional profit of approximately $4.8 million (dollar strengthening), or an additional loss of approximately $4.8 million (dollar weakening) on our net dollar position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. Currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006.

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

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006 because we have not completed the remediation of the material weaknesses discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2006 (“2006 Form 10-K”) and the material weakness described below.

During the six month period ended December 31, 2006, we began remediating the material weaknesses described in our 2006 Form 10-K. However, as of December 31, 2006 we have not completed the remediation of any of these material weaknesses.

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

24 of 41

•	Implementation of additional controls and improved analysis to evaluate accounts receivable and warranty reserves fully considering historical experience;

•

Implementation of enhanced quarterly controls over the recording of inventory values and transactions, the reconciliation of physical counts of inventory, and the detailed review of inventory reserves;

•	Implementation of improved review procedures over the accounting for our French subsidiary’s pension plan;

•	Implementation of improved review procedures over stock-based compensation accounting; and

•	Implementation of improved review procedures over revenue recognition.

During the three months ended December 31, 2006, management concluded that there was a material weakness resulting from design deficiencies in controls over revenue recognition from drop shipments to international customers resulting in a more than remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. These control deficiencies existed during the period of migration from the SAP system used by our Nozay facility to a common integrated SAP platform used by all of Avanex. Management believes that the transition to the common SAP platform is now substantially complete.

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

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000, and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex. In June 2004, a stipulation of settlement for the claims against the issuer defendants, including Avanex, was submitted to the Court. On August 31, 2005, the Court granted preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Avanex is not one of the test cases and it is unclear what impact this will have on Avanex’s case. The settlement remains subject to a number of conditions, including final approval of the Court. If the settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flow in a particular period.

25 of 41

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

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for the foreseeable future. As of December 31, 2006, we had an accumulated deficit of $692.8 million. Also, for the fiscal year ended June 30, 2006 and each of our prior fiscal years, we had negative operating cash flow, and we may incur negative operating cash flow in future periods. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition.

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

Our ability to achieve profitability depends on our ability to control costs and expenses in relation to sales and to increase our gross margin. During the three months and six months ended December 31, 2006, our gross margin percentage was positive 19% and 15%, respectively. During the fiscal years ended June 30, 2006, 2005 and 2004, our gross margin percentage was positive 5%, negative 3% and negative 25%, respectively. Despite our continued efforts to improve our gross margins, there can be no assurance that our gross margins will not decrease in the future.

We are working to minimize fixed costs through the extensive use of contract manufacturing and the relocation of most of our manufacturing operations into a central facility in Bangkok, Thailand. While this is an accepted model of manufacturing in many electronic industries, the use of this model is relatively untested within the optical industry. As such, we may face execution issues working with our contract manufacturers, including difficulties managing our supply chain and deliveries to our customers. From a financial viewpoint, should these difficulties occur, we could see negative impacts to revenue, gross margin and inventory levels.

In addition, over our limited operating history, the average selling prices of our existing products have decreased and this trend may continue. However, our overall product mix has shifted toward products with higher levels of integration, which we typically sell at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which would adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margins our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability.

We may not realize the anticipated benefits from our restructuring efforts.

As part of our cost reduction efforts, over the past several years we have implemented various restructuring programs to realign our resources in response to the changes in the industry and customer demand. These efforts have included

26 of 41

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

Our balance of cash, cash equivalents and unrestricted short-term investments decreased from $67.7 million at June 30, 2006 to $52.0 million at December 31, 2006. There can be no assurance that our business will be profitable in the future. If these trends continue in the future, it could have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. In addition, the holders of the notes issued in the May 2005 private placement have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and to make certain restricted payments. If adequate capital is not available to us as required, or is not available on favorable terms, our business and financial condition would be adversely affected.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers and the current perceived oversupply of communications bandwidth;

•	the mix of our products sold;

•	our ability to control expenses;

•	fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity through our contract manufacturers;

•	our ability to successfully complete a transition to an outsourced manufacturing model;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of companies in the telecommunications industry of sporadically placing large orders with short lead times;

•	our ability to comply with new rules and regulations

•	competitive factors, including the introduction of new products and product enhancements by competitors and potential competitors, pricing pressures, and the competitive environment in the markets into which we sell our photonic processing solutions and products, including competitors with substantially greater resources than we have;

27 of 41

•	our ability to effectively develop, introduce, manufacture, and ship new and enhanced products in a timely manner without defects;

•	the availability and cost of components for our products;

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A “Controls and Procedures,” in our Form 10-K as filed with the SEC on September 28, 2006, our management concluded that as of June 30, 2006 we did not maintain effective internal controls over the following:

•	Company level controls;

•	Preparation and review procedures over account reconciliations and related journal entries;

•	Controls over accounts receivable and warranty reserves;

•	Controls over inventory;

•	Controls over pension accounting; and

•	Controls over stock-based compensation.

Our management determined that these control deficiencies were considered material weaknesses that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2006 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In addition, as described in Part 1, Item 4 above, during the three months ended December 31, 2006, management concluded that there was a material weakness related to revenue recognition from drop shipments to international customers, which could also result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

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

28 of 41

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

29 of 41

In July 2003, we issued an aggregate of 56,844,376 shares of our common stock to Alcatel Lucent and Corning Incorporated in connection with our acquisitions of the optical components businesses of Alcatel Lucent and Corning. In connection with these acquisitions, we entered into a stockholders’ agreement with Alcatel Lucent and Corning. Pursuant to the stockholders’ agreement, we registered 56,844,376 shares of common stock on behalf of Alcatel Lucent and Corning in July 2004. As of January 31, 2007, Alcatel Lucent owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock, and as of that date, Corning no longer held shares of Avanex common stock. Previously, certain restrictions on transfer applied to Alcatel Lucent making it more difficult for it to sell its shares of Avanex common stock. After January 1, 2007, however, Alcatel Lucent was no longer subject to such selling restrictions. If Alcatel Lucent or our other stockholders, including our convertible note holders, sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

If the investors in our May 2005 financing (certain terms of which were amended in November 2005) continue to convert their notes or exercise their warrants, it will continue to have a dilutive effect upon our stockholders.

In May 2005 we issued notes and warrants to certain institutional investors, and in November 2005 certain terms of such convertible note financing were amended. Pursuant to the terms of the amended and restated notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at a conversion price of $0.90 per share, subject to broad-based anti-dilution provisions. The anti-dilution provisions also provide for an adjustment for stock splits and certain other situations specified in the notes. Subject to certain conditions, at any time after May 19, 2007, we can automatically convert all of the outstanding notes into common stock if the weighted average price of the common stock of Avanex equals or exceeds 175% of the conversion price for a specified period. The warrants are exercisable for a term of 3 years at an exercise price of $1.13 per share, subject to broad-based anti-dilution provisions similar to the provisions set forth in the notes. If the institutional investors convert the notes or exercise the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. For example, since January 2006, we have issued approximately 33.3 million shares of common stock upon conversion of $30.0 million principal amount of notes and approximately 1.2 million shares upon exercise of warrants. If the institutional investors were to convert the remaining unconverted notes in full at the current conversion price we would be obligated to issue an additional 5.6 million shares of common stock, and if such investors were to exercise the warrants in full at the current exercise price we would be obligated to issue 8.3 million shares of common stock, for an aggregate of 13.9 million shares of Avanex common stock. These 13.9 million shares represent approximately 6% of the outstanding shares of common stock (assuming such conversion and exercise) as of January 31, 2007. Because the conversion price of the notes and the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

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

We sell our products primarily to a few large customers in the telecommunications industry. Four customers (including sales to their contract manufacturers) accounted for an aggregate of 27%, 21%, 10% and 10% of our net revenue, respectively, for the three months ended December 31, 2006. We expect that the majority of our revenues will continue to depend on

30 of 41

sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our revenues and results of operations. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our operating results.

Except for Alcatel Lucent, our customers are under no obligation to buy significant quantities of our products, and may cancel or delay purchases with minimal advance notice to us.

Our customers typically purchase our products pursuant to individual purchase orders. While we have executed long-term contracts with some of our customers, and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate our customers to buy significant quantities of our products, except for our supply agreement and frame purchase agreement with Alcatel Lucent, which will expire in October 2007. Our customers may cancel, defer or decrease purchases without significant penalty and with little or no advance notice. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. Cancellation or delays of such orders may cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders, or deferrals of purchases may significantly harm our business, particularly if they are not anticipated.

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

31 of 41

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

III. Acquisition Risks.

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

32 of 41

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

Acquisitions may involve numerous other risks, such as integration and operational risks. In addition, to the extent that any potential acquisitions are not completed, we are required to expense the frequently significant legal, accounting, consulting and other costs of pursuing these transactions in the period in which the activity ceases, which could adversely affect our operating results and may not be anticipated.

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

33 of 41

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

We use a rolling three-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. In addition, due to increased outsourcing, our procurement lead times have lengthened, which can result in higher inventory levels and greater risk of excess and obsolete inventory. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-offs taken in the years ended, June 30, 2006, June 30, 2005, and June 30, 2004, were primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months and six months ended December 31, 2006, we recorded write-downs of $3.4 million and $6.9 million, respectively, for excess and obsolete

34 of 41

inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-offs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

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

Certain of our customers will not purchase our products prior to qualification of our manufacturing processes and approval of our quality assurance system. The qualification process determines whether the manufacturing line meets the quality, performance and reliability standards of our customers. These customers may also require that we, and any manufacturer that we may use, be registered under international quality standards, such as ISO 9001. In August 2000, we successfully passed the ISO 9001 registration audit and received formal registration of our quality assurance system at our Fremont California facility, and we have passed subsequent reviews as well. In addition, in fiscal year 2006 our Bangkok, Shanghai, Nozay, San Donato and New York sites obtained TL-9000 certification. Delays in obtaining customer qualification of our manufacturing processes or approval of our quality assurance system may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

We depend upon a limited number of contract manufacturers to manufacture a majority of our products, and our dependence on these manufacturers may result in product delivery delays, may harm our operations or have an adverse effect upon our business.

We rely on a limited number of outsourced manufacturers to manufacture a substantial majority of our components, subassemblies and finished products. In particular, one contract manufacturer, Fabrinet, currently manufactures products the sale of which constitutes a significant majority of our net revenue. We intend to develop further our relationships with these manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies, and possibly a substantial portion of our finished products, in the future. The qualification of these independent manufacturers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents, and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. Operational issues could result such as capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products. As a result, we may lose existing or potential customers.

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

35 of 41

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

36 of 41

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

Historically our international revenues and expenses have been denominated predominantly in U.S. dollars; however, as a result of the acquisitions of the optical components businesses of Alcatel Lucent and Corning, a portion of our international revenues and expenses are now denominated in foreign currencies. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, financial condition and results of operations.

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

37 of 41

We may be unable to protect our proprietary technology, which could significantly impair our ability to compete.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. Further, we license certain intellectual property from third parties, including Alcatel Lucent and Corning, that is critical to our business, and we also license intellectual property to other parties. We cannot assure you that any patent applications or issued patents will protect our proprietary technology, or that any patent applications or patents issued will not be challenged by third parties. Further, we cannot assure you that parties from whom we license intellectual property will not violate their agreements with us; that their patent applications, patents and other intellectual property will protect our technology, products and business; or that their patent applications, patents and other intellectual property will not be challenged by third parties. Our intellectual property also consists of trade secrets, requiring more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued or licensed to us.

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

From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain a necessary third-party license required to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could prevent us from operating our business. For example, Alcatel Lucent currently holds patent cross licenses with various third parties that may be necessary for us to operate our business. We cannot guarantee that we will be able to obtain these patent licenses from these third parties, or that we will be able to obtain these licenses on favorable terms. If we are not able to obtain licenses from these third parties, then we may be subject to litigation to defend against infringement claims from these third parties. Further, Alcatel Lucent has cross licenses with various third parties, which when combined with their own intellectual property, may permit these thirds parties to compete with us.

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

38 of 41

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

In addition, Alcatel Lucent owned shares of Avanex common stock representing 14% of the outstanding shares of Avanex common stock as of January 31, 2007. Pursuant to the stockholders’ agreement entered into by Avanex and Alcatel Lucent, Alcatel Lucent is generally required to vote on all matters as recommended by the board of directors of Avanex, except for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel Lucent. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

Finally, certain provisions of our 8% senior secured convertible notes may discourage, delay or prevent a merger or acquisition because, upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

39 of 41

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on November 3, 2006. All matters voted on were approved. The results are as follows:

PROPOSAL I

The following individuals were elected to the Board of Directors to serve a three-year term as Class I directors:

	For	Authority Withheld
Greg Dougherty	174,831,847	6,312,411
Jo S. Major, Jr.	177,584,232	3,560,026

In addition, the terms of office of the following directors continued after the meeting: Vinton Cerf, Joel A. Smith III, and Susan Wang.

PROPOSAL II

The proposal to approve the elimination of the floor price limitations from the anti-dilution provisions of certain warrants to purchase common stock:

For	Against	Abstained	Non Votes
64,128,910	11,992,716	499,158	104,523,474

PROPOSAL III

The proposal to amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 450 million:

For	Against	Abstained	Non Votes
165,058,414	15,655,138	430,706	0

PROPOSAL IV

The proposal to approve an amendment to Avanex’s 1999 Director Option Plan to increase the number of shares of common stock underlying the initial option grant for new non-employee directors from 40,000 to 80,000 and to provide for an automatic annual grant of 10,000 restricted stock units to non-employee directors:

For	Against	Abstained	Non Votes
62,422,372	13,822,541	375,871	104,523,474

PROPOSAL V

The proposal to ratify the appointment of Deloitte & Touche LLP as Avanex’s independent registered public accounting firm for the fiscal year ending June 30, 2007:

For	Against	Abstained	Non Votes
179,058,082	1,414,747	671,429	0

40 of 41

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Offer of Employment between Marla Sanchez and the Registrant, effective October 27, 2006.

10.2	1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2006).

10.3	Form of Restricted Stock Unit Agreement Under 1999 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 15, 2006).

10.4	Amendment of Warrants (incorporated by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K filed November 9, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

41 of 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ MARLA SANCHEZ
Marla Sanchez Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	February 6, 2007

By:	/s/ A.A. RILEY
A.A. Riley Vice President Finance (Principal Accounting Officer)
Date:	February 6, 2007