Form 10-K/A
period 2006-06-30
AVANEX CORP
filed 2007-03-30
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2006. This Form 10-K/A is filed with the Securities and Exchange Commission (the “Commission”) for the sole purpose of correcting the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, in Item 8 (page 46) to include an opinion on the supplemental schedule listed in Item 15(a) as follows: “Also, in our opinion, such financial statement schedule as of June 30, 2006 and 2005 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.” In accordance with the rules of the Commission, Item 8 has been included in this Form 10-K/A in its entirety; however, except for the correction in the Report of Deloitte & Touche, no other changes have been made to Item 8 or to the remainder of the Form 10-K. This Form 10-K/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

AVANEX CORPORATION

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

Page
Item 8.	Financial Statements and Supplementary Data	45
SIGNATURES

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avanex Corporation

We have audited the accompanying consolidated balance sheets of Avanex Corporation and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) as of June 30, 2006 and 2005 and for the years then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of June 30, 2006 and 2005 and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/S/ JO S. MAJOR, JR.
Jo S. Major, Jr. President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Date:	March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

	Signature	Title	Date

	/S/ JO S. MAJOR, JR. Jo S. Major, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 30, 2007

	/S/ MARLA SANCHEZ Marla Sanchez	Senior Vice President and Chief Financial Officer (principal financial officer)	March 30, 2007

	/S/ TONY RILEY Tony Riley	Vice President Finance (principal accounting officer)	March 30, 2007

	* Vinton Cerf	Director	March 30, 2007

	* Greg Dougherty	Director	March 30, 2007

	* Joel A. Smith III	Director	March 30, 2007

	* Susan Wang	Director	March 30, 2007

By:	/s/ Jo S. Major, Jr. Jo S. Major, Jr.
Pursuant to Powers of Attorney previously filed with the Securities and Exchange Commission

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Acquisition and Asset Purchase Agreement, dated as of May 12, 2003, by and between Avanex Corporation, Alcatel and Corning Incorporated (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2003).

3.1	Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Avanex Corporation (which is incorporated herein by reference to Exhibit 3.4 of the Registrant’s Form 8-A filed on August 24, 2001).

3.3	Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

4.3	Preferred Stock Rights Agreement dated as of July 26, 2001, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form 8-A filed on August 24, 2001).

4.4	First Amendment to the Preferred Stock Rights Agreement dated as of March 18, 2002, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/A filed on March 28, 2002).

4.5	Second Amendment to the Preferred Stock Rights Agreement dated as of May 12, 2003, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/A filed on May 30, 2003).

4.6	Third Amendment to the Preferred Stock Rights Agreement dated as of May 16, 2005, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.7	Fourth Amendment to the Preferred Stock Rights Agreement, dated as of March 6, 2006 between the Registrant and Computershare Trust Company, N.A., formerly known as EquiServe Trust Company, N.A. (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

4.8	Form of Amended and Restated Notes (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K file November 9, 2005).

4.9	Form of Amended and Restated Warrants (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

4.10	Description of Amendment of Amended and Restated Notes and Amended and Restated Warrants (which is incorporated herein by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

4.11	Form of Warrant (which is incorporated by reference herein to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

10.1*	Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.2*	1998 Stock Plan, as amended and restated (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2005).

Exhibit Number	Description
10.3*	Forms of agreement under 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

10.4*	1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.5*	1999 Director Option Plan, as amended (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.6*	Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.7*	Form of Restricted Stock Purchase Agreement between the Registrant and certain of its directors (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.8*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.9*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.10*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.11*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.12*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

10.13*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its employees (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.14*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.15*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

10.16*	Employment Agreement between Jo. S. Major Jr. and the Registrant dated as of August 18, 2004 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.17*	Amendment No. 1 to Employment Agreement between Jo. S. Major Jr. and the Registrant dated as of November 1, 2004 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.18*	Offer of Employment between Cal Hoagland and the Registrant dated March 24, 2006 (which is incorporation herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2006).

Exhibit Number	Description
10.19*	Offer of Employment between Paul Negus and the Registrant dated October 8, 2002 (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.20*	Offer of Employment between Jaime Reloj and the Registrant dated October 25, 2002 (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on September 13, 2004).

10.21*	Offer of Employment between Yves LeMaitre and the Registrant dated May 25, 2005 (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.22*	Offer of Employment between Tony Riley and the Registrant dated September 20, 2005 (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.23*	Offer of Employment between Bradley Kolb and the Registrant dated February 24, 2006 (filed previously).

10.24*	Description of Fiscal 2006 Incentive Bonus Plan (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).

10.25*	Description of Sales Compensation Plan (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).

10.26*	Description of Non-Employee Director Restricted Stock Awards (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.27*	Description of Severance Policy (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.28	Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.29	Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

10.30	Lease Agreement between GAL-LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).

10.31	Stockholders’ Agreement between Avanex Corporation, Alcatel and Corning Incorporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.32	Description of Restrictions on Alcatel’s Sale of Common Stock of the Company (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed November 10, 2005).

10.33†	Intellectual Property Rights Agreement between Corning Incorporated and Avanex Corporation Relating to Photonics dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.34	Intellectual Property License Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

Exhibit Number	Description
10.35†	Supply Agreement between Alcatel and Avanex Corporation dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.36	First Addendum to the Supply Agreement between the Registrant and Alcatel (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

10.37	Amendment to the First Addendum to the Supply Agreement between the Registrant and Alcatel (which is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

10.38†	Frame Purchase Agreement for Opto Electronic Components between Avanex Corporation and Alcatel dated as of July 31, 2003 (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.39	First Addendum to the Transitional Service Agreement between the Registrant and Alcatel (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

10.40	Securities Purchase Agreement dated as of May 16, 2005 between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report filed on May 17, 2005).

10.41	Form of Amendment Agreement, dated as of November 8, 2005, between Avanex and each investor named therein (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

10.42	Securities Purchase Agreement, dated as of March 6, 2006, by and among the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

10.43	Registration Rights Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.44	Form of Pledge Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.45	Form of Security Agreement, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.46	Form of Guaranty, dated as of May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

10.47	Acknowledgment and Ratification (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

10.48††	Volume Supply Agreement between the Registrant and Fabrinet (which is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of September 23, 2004 (which is incorporated herein by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed September 23, 2004).

16.2	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated as of November 15, 2004 (which is incorporated herein by reference to Exhibit 16.2 of the Registrant’s Current Report on Form 8-K/A filed November 15, 2004).

Exhibit Number	Description

21.1	List of subsidiaries of the Registrant (filed previously).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (filed previously).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
*	Indicates management contract or compensatory plan or arrangement.