Form 10-Q
period 2007-03-31
AVANEX CORP
filed 2007-05-03
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 225,621,225 shares of the Company’s Common Stock, par value $.001 per share, outstanding on April 30, 2007.

AVANEX CORPORATION

FORM 10-Q

2 of 43

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$30,902	$28,963
Restricted cash and investments	5,935	6,676
Short-term investments	30,269	38,696
Accounts receivable, net of allowance for doubtful accounts of $57 and $0 at March 31, 2007 and June 30, 2006, respectively	33,425	26,768
Inventories, net	21,184	18,417
Due from related party	19,280	10,404
Other current assets	8,018	15,473

Total current assets	149,013	145,397
Property and equipment, net	6,223	5,668
Intangibles, net	1,155	3,246
Goodwill	9,408	9,408
Other assets	1,593	1,839

Total assets	$167,392	$165,558

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,452	$38,276
Accrued compensation	6,975	6,872
Accrued warranty	1,973	1,799
Due to related party	3,513	4,475
Other accrued expenses and deferred revenue	9,747	4,467
Current portion of long-term obligations	1,616	823
Current portion of accrued restructuring	6,257	6,321

Total current liabilities	65,533	63,033

Long-term liabilities:
Accrued restructuring	10,954	13,252
Convertible notes	—	4,569
Other long-term obligations	11,259	11,366

Total liabilities	87,746	92,220

Stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 and 300,000,000 shares authorized at March 31, 2007 and June 30, 2006, respectively; 225,617,665 and 204,361,846 shares outstanding at March 31, 2007 and June 30, 2006, respectively, net of 157,656 treasury shares	225	204
Additional paid-in capital	774,476	742,951
Accumulated other comprehensive income	4,369	4,687
Accumulated deficit	(699,424)	(674,504)

Total stockholders’ equity	79,646	73,338

Total liabilities and stockholders’ equity	$167,392	$165,558

See accompanying notes.

3 of 43

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net revenue:
Third parties	$38,339	$30,652	$116,018	$84,038
Related parties	16,804	9,476	45,639	33,448

Total net revenue	55,143	40,128	161,657	117,486

Cost of revenue:
Cost of revenue except for purchases from related parties	44,546	38,392	135,088	108,298
Purchases from related parties	299	93	463	2,501

Total cost of revenue	44,845	38,485	135,551	110,799

Gross profit	10,298	1,643	26,106	6,687

Operating expenses:
Research and development	6,263	5,189	17,720	17,768
Sales and marketing	4,043	2,988	11,482	9,559
General and administrative:
Third parties	4,384	4,612	19,194	12,035
Related parties	699	(421)	615	1,271
Amortization of intangibles	531	1,386	2,039	4,536
Restructuring	1,155	155	1,528	3,137
(Gain)/Loss on disposal of property and equipment	5	(2,486)	(43)	(3,254)

Total operating expenses	17,080	11,423	52,535	45,052

Loss from operations	(6,782)	(9,780)	(26,429)	(38,365)
Interest and other income	403	1,213	2,363	2,143
Interest and other expense	(274)	(1,600)	(854)	(9,411)

Net loss	$(6,653)	$(10,167)	$(24,920)	$(45,633)

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.12)	$(0.30)

Weighted-average number of shares used in computing basic and diluted net loss per common share	214,034	158,246	208,765	149,643

See accompanying notes.

4 of 43

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Operating Activities:
Net loss	$(24,920)	$(45,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(43)	(3,091)
Depreciation and amortization	1,466	4,471
Amortization of intangibles	2,101	4,538
Stock-based compensation	5,694	2,302
Provision for (recovery from) doubtful accounts and sales returns	(5)	322
Loss and interest expense in connection with convertible notes modification	—	4,761
Non-cash interest expense	424	1,744
Write-down of excess and obsolete inventory	9,852	5,929
Reduction in fair value of investment	—	403
Changes in operating assets and liabilities:
Accounts receivable	(6,111)	(382)
Inventories	(12,355)	530
Other current assets	9,234	6,858
Other assets	288	(62)
Due to/from related party	(9,838)	10,596
Accounts payable	(4,185)	5,309
Accrued compensation	(2)	(3,025)
Accrued restructuring	(2,724)	(22,160)
Accrued warranty	110	(853)
Other accrued expenses and deferred revenue	3,826	(6,117)

Total adjustments	(2,268)	12,073

Net cash used in operating activities	(27,188)	(33,560)

Investing Activities:
Purchases of investments	(304,712)	(48,130)
Maturities of investments	313,162	29,584
Decrease in restricted cash	741	1,595
Purchases of property and equipment	(2,113)	(2,311)
Proceeds from sale of property and equipment	106	3,112

Net cash provided by (used in) investing activities	7,184	(16,150)

Financing Activities:
Proceeds from capital lease obligations	631	—
Payments on capital lease obligations	(1,105)	(1,817)
Payments in connection with convertible notes modification	—	(4,075)
Proceeds from issuance of common stock, net of repurchases	20,857	46,695

Net cash provided by financing activities	20,383	40,803

Effect of exchange rate changes on cash	1,560	115

Net increase (decrease) in cash and cash equivalents	1,939	(8,792)
Cash and cash equivalents at beginning of period	28,963	26,811

Cash and cash equivalents at end of period	$30,902	$18,019

Supplemental Information:
Cash paid during the period for:
Interest expense	$32	$105

Non-cash investing and financing activities:
Conversion of senior convertible notes into common stock, net of discount of $96	$4,994	$—

Warrants-related charges	$—	$686

See accompanying notes.

5 of 43

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007, and for the three months and nine months ended March 31, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2007, the consolidated operating results for the three months and nine months ended March 31, 2007 and 2006, and the consolidated cash flows for the nine months ended March 31, 2007. The consolidated results of operations for the three months and nine months ended March 31, 2007 and 2006, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.

The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2006, contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2006, as amended on Form 10-K/A filed on March 30, 2007.

2. Stock-Based Compensation

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on SEC Staff Accounting Bulletin 107 simplified method.

Expected Volatility—The Company’s volatility factor is estimated using the Company’s stock price history.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The expected dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

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

Fair Value—Fair value of the Company’s stock options granted to employees for the three months and nine months ended March 31, 2007 and 2006 was estimated using the following weighted-average assumptions:

6 of 43

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Option Plan Shares:
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	79.0%	82.0%	80.0%	79.0%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.56%	4.83%	4.62%	4.47%
Weighted-average fair value	$1.37	$1.86	$1.24	$1.26

ESPP Shares:
Expected term (in years)	1.00	1.00	1.00	1.00
Volatility	79.0%	82.0%	80.0%	78.7%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.99%	4.69%	4.93%	4.31%
Weighted-average fair value	$0.94	$0.63	$0.77	$0.40

Stock-Based Compensation Expense

Under the provisions of Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”) “Share-Based Payment,” effective July 1, 2005, we recorded $2.0 million and $1.2 million of stock compensation expense in our consolidated statements of operations for the three months ended March 31, 2007 and 2006, and $5.7 million and $2.3 million for the nine months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 and 2006, the total stock-based compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $5.0 million and $7.8 million, respectively, net of estimated forfeitures of $2.2 million and $2.3 million, respectively. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

The amortization of stock-based compensation expense under SFAS 123(R) for the three months and nine months ended March 31, 2007 and 2006 is based on the single-option approach.

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 4.4 million options that were in-the-money at March 31, 2007 and for the 3.3 million options that were in-the-money at March 31, 2006. During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.2 million and $0.3 million, respectively. During the nine months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.3 million and $0.4 million, respectively. Intrinsic value was determined as of the date of option exercise.

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. Restricted stock unit activity for the nine months ended March 31, 2007 is summarized below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Term, in Years	Aggregate Intrinsic Value as of March 31, 2007
Beginning outstanding, July 1, 2006	4,073,502	$0.001
Awarded	3,099,799	$0.001
Released	(1,677,217)	$0.001
Forfeited	(631,674)	$0.001

Ending outstanding, March 31, 2007	4,864,410	$0.001	1.4	$8,709,000

Ending vested & expected to vest, March 31, 2007	3,951,583	$0.001	1.3	$7,069,000

7 of 43

Aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock for the 4.9 million of outstanding restricted stock units at March 31, 2007, all of which were in-the-money. During the three and nine months ended March 31, 2007, the aggregate intrinsic value of restricted stock units vesting was $0.9 million and $3.0 million, respectively. Intrinsic value was determined as of the date the restricted stock unit vested.

Employee Stock Purchase Plan Activity

During the three months ended March 31, 2007 and 2006, 224,803 and 206,599 shares were issued at weighted-average purchase prices of $0.88 and $0.80, respectively, in connection with the Employee Stock Purchase Plan (“ESPP”). During the nine months ended March 31, 2007 and 2006, 427,355 and 588,431 shares were issued at weighted-average purchase prices of $0.86 and $0.80, respectively, in connection with the ESPP.

During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP was $0.2 million and $0.1 million, respectively. During the nine months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP was $0.3 million and $0.1 million, respectively.

3. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a standard basis, which approximates actual costs on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	March 31, 2007	June 30, 2006
Raw materials	$7,588	$6,114
Work-in-process	3,140	974
Finished goods	10,456	11,329

	$21,184	$18,417

In the three months ended March 31, 2007 and 2006, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $3.0 million and $1.7 million, respectively, and for the nine months ended March 31, 2007 and 2006, the Company recorded charges to cost of revenue for the write-down of excess and obsolete inventory of $9.9 million and $5.7 million.

4. Restructuring

A summary of the Company’s accrued restructuring expense and accrued restructuring liability is as follows (in thousands):

Three months ended March 31, 2007:

	Expense for Three Months Ended March 31, 2007	Balance December 31, 2006	Accrued	Paid	Recovered	Balance March 31, 2007
Non-acquisition Related:
Severance benefits
Fiscal 2004 workforce reduction	$—	$517	$—	$(19)	$—	$498
Fiscal 2005 workforce reduction	3	2,553	—	(352)	—	2,201
Fiscal 2006 workforce reduction	—	—	—	—	—	—

Total severance benefits	3	3,070	—	(371)	—	2,699
Abandonment of excess facilities	1,152	11,350	1,152	(709)	—	11,793

Total non-acquisition related	1,155	14,420	1,152	(1,080)	—	14,492

Acquisition-related:
Severance benefits	—	3,061	—	(342)	—	2,719

Total restructuring	$1,155	$17,481	$1,152	$(1,422)	$—	$17,211

8 of 43

Nine months ended March 31, 2007:

	Expense for Nine Months Ended March 31, 2007	Balance June 30, 2006	Accrued	Paid	Recovered	Balance March 31, 2007
Non-acquisition Related:
Severance benefits
Fiscal 2004 workforce reduction	$—	$542	$—	$(44)	$—	$498
Fiscal 2005 workforce reduction	317	2,828	320	(946)	(1)	2,201
Fiscal 2006 workforce reduction	5	62	—	(60)	(2)	—

Total severance benefits	322	3,432	320	(1,050)	(3)	2,699
Abandonment of excess facilities	1,206	12,708	1,278	(2,121)	(72)	11,793

Total non-acquisition related	1,528	16,140	1,598	(3,171)	(75)	14,492

Acquisition-related:
Severance benefits	—	3,433	—	(714)	—	2,719

Total restructuring	$1,528	$19,573	$1,598	$(3,885)	$(75)	$17,211

The accrued restructuring liability at March 31, 2007 is classified as follows (in thousands):

	Current	Non-current	Balance March 31, 2007
Accrued severance and LOA	3,355	2,063	$5,418
Abandonment of excess facilities	2,902	8,891	11,793

	$6,257	$10,954	$17,211

Accrued severance will be paid out through December 2012. The liability related to abandoned facilities will be paid out through 2010.

5. Investment in Paxera Corporation

In September 2005, Avanex acquired shares of preferred stock and warrants convertible into common stock of Paxera Corporation, a privately-held manufacturer of tunable lasers, in exchange for certain manufacturing equipment (“Paxera”). Avanex assigned a fair value of $400,000 to the acquired shares of preferred stock and warrants. The fair value was based on a then-recent private round of preferred stock financing by Paxera, in which Paxera received cash from investors.

At various times during 2006, Avanex acquired additional shares of preferred stock and additional warrants convertible into common stock in exchange for $303,000 of product development services performed by Avanex.

In November 2006, Paxera was acquired by NeoPhotonics Corporation, a privately-held manufacturer of active and passive optical components (“NeoPhotonics”). Avanex’s preferred shares and warrants in Paxera were exchanged for shares of common and preferred stock in NeoPhotonics and $0.6 million in cash for a combined value of $1.2 million.

Avanex recognized a gain of $0.5 million during the nine months ended March 31, 2007 in connection with this exchange. The gain is included in Interest and Other Income in the Condensed Consolidated Statements of Operations.

9 of 43

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$1,742	$4,636	$1,799	$5,268
Accrual for sales during the period	487	412	895	1,475
Cost of warranty repair	(256)	(110)	(661)	(579)
Adjustment to prior sales (including expirations and changes in estimates)	—	(525)	(60)	(1,751)

Balance at end of period	$1,973	$4,413	$1,973	$4,413

7. Net Loss per Share and Comprehensive Loss

The following table presents the calculation of basic and diluted net loss per share, and comprehensive loss (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss	$(6,653)	$(10,167)	$(24,920)	$(45,633)
Basic and diluted weighted-average number of shares of common stock outstanding	214,034	158,246	208,765	149,643

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.12)	$(0.30)

Net loss	$(6,653)	$(10,167)	$(24,920)	$(45,633)
Unrealized gain on investments	(2)	226	23	403
Cumulative translation adjustment	380	(287)	(341)	(82)

Comprehensive loss	$(6,275)	$(10,228)	$(25,238)	$(45,312)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	March 31, 2007	March 31, 2006
Employee stock options	13,522,889	13,792,455
Employee restricted stock units	4,864,410	4,769,942
8% convertible notes	—	8,588,172
Warrants attached to 8% convertible notes	7,938,018	8,677,689
Warrants granted to landlord	60,000	60,000
Warrants attached to March 2006 equity securities offering	7,339,727	7,222,500
Warrants attached to March 2007 equity securities offering	2,698,764	—

	36,423,808	43,110,758

10 of 43

8. Other Accrued Expenses and Deferred Revenue

Other Accrued Expenses and Deferred Revenue consist of the following (in thousands):

	March 31, 2007	June 30, 2006
Accrued liability to contract manufacturer	$1,635	$12
Accrued outside services	3,715	1,668
Deferred revenue	1,719	402
Other accrued liabilities	2,678	2,385

	$9,747	$4,467

9. Related Party Transactions

On July 31, 2003, in connection with the Company’s acquisition of Alcatel’s and Corning’s optical components businesses, Alcatel (now known as Alcatel Lucent**) was issued 28% of the Company’s outstanding common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. As of March 31, 2007 and April 30, 2007, Alcatel Lucent owned 28,295,868 shares representing 13% of the outstanding shares of Avanex common stock and Corning owned zero shares. The Company sells products to and purchases raw materials and components from Alcatel Lucent in the regular course of business. Additionally, Alcatel Lucent provided certain administrative services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007*	2006**	2007*	2006**
Related party transactions
Sales to related parties	$16,804	$9,476	$45,639	$33,448
Purchases from related parties in cost of revenue	299	93	463	2,501
Administrative and transitional services purchased from related parties; starting December 31, 2005, amounts include facilities rent credits	699	(130)	615	1,271
Royalty income	—	—	—	190

*	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure beginning December 1, 2006.
**	On December 31, 2005, Corning no longer owned shares in Avanex. As a result, we have only included transactions with Corning in the related party disclosure for the first quarter of fiscal 2006 in the nine months ended March 31, 2006.

Amounts due from and due to related parties (in thousands):

	March 31, 2007*	June 30, 2006
Due from related parties	$19,280	$10,404

Due to related parties	3,513	4,475

*	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure for March 31, 2007.

11 of 43

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

Customers who represented 10% or more of our net revenue (including sales to each customer’s contract manufacturer) or accounts receivable were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Company A	30%	24%	28%	28%
Company B	20%	—	17%	—
Company C	—	13%	—	12%
Company D	—	10%	—	—

	50%	47%	45%	40%

Revenues by geographical area were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
U.S.	$37,181	$23,712	$113,690	$71,812
France	12,101	16,049	33,519	44,662
Italy	5,861	367	14,448	1,012

	$55,143	$40,128	$161,657	$117,486

11. Sale of Avanex France

On March 1, 2007, the Company announced that it had entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Global Research Company, a société à responsibilité limitée incorporated under the laws of France (“GRC”), and Mr. Didier Sauvage, an individual and former employee of Avanex (together with GRC, the “Purchasers”), pursuant to which the Company would transfer ninety percent (90%) of the share capital and voting rights of its wholly owned subsidiary, Avanex France (“Avanex France”), a société anonyme incorporated under the laws of France, which owned the Company’s semiconductor fabs and associated product lines located in Nozay, France, to the Purchasers for the nominal amount of €1.00 (the “Transaction”). The Transaction closed on April 16, 2007 (the “Closing”). The Purchasers have indicated that they intend to change the name of Avanex France to “3S Photonics” following the Closing.

The Transaction involved the divestiture of the Company’s laser, terrestrial and submarine pumps and Fiber Bragg Grating (FBG) product lines. The Company will continue to operate its optical interfaces (OIF) business and optical fiber amplifiers and raman amplifiers (OAX) businesses, which have been transferred to a new wholly owned subsidiary of Avanex in France prior to the Closing.

Following the Closing, the Company will be obligated to pay up to approximately $18.0 million of cash to 3S Photonics for the funding of operating expenses and certain liabilities being assumed by 3S Photonics in the Transaction. In addition, based on certain costs incurred to date and future estimated costs, the Company will incur costs of approximately $1.2 million of cash for legal, accounting and other fees as a result of the Transaction. The Company expects to record a gain with this Transaction but has not determined the final amount.

12 of 43

Pursuant to the provisions of French bankruptcy law, in the event that Avanex France declares bankruptcy after such sale, we may be held liable, as “manager de facto” of Avanex France, for the payment of all or part of the liabilities of Avanex France, should it appear that we committed mismanagement which would have solely or partially led to the bankruptcy of Avanex France, and these liabilities could be significant. Such liability, if incurred, could have a material adverse effect on our business, results of operations and financial condition. In addition, we agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to and at the time of sale, and approximately €2 million for other liabilities. Should any such liabilities or expenses be of a material amount, our finances could be materially and adversely affected. Finally, we may be dependent on Avanex France to supply us with certain products and components that we sell to our customers. Any interruption in the operations of Avanex France, or any deficiency in the quality or quantity of the components or products built for us by Avanex France, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may experience a shortfall in revenue, lose existing or potential customers or otherwise experience material adverse effects upon our business, results of operation and financial condition.

12. Financing Arrangements

Securities Purchase Agreement

On March 1, 2007, the Company entered into a Securities Purchase Agreement with an accredited institutional investor (the “Investor”), for the sale of 10,795,056 shares of common stock of Avanex at a price per share of $1.8527 for an aggregate purchase price of $20 million (the “Financing”), less issuance costs of $1.3 million, for net proceeds of $18.7 million. The Financing closed on March 1, 2007. In connection with the Financing and pursuant to the Securities Purchase Agreement, the Investor received a Warrant (the “Warrant”) to purchase up to an additional 2,698,764 shares of common stock. The Warrant is exercisable at an exercise price of $2.1452 per share and expires March 1, 2011.

Senior Convertible Notes

On February 28, 2007, the entire outstanding $5 million principal amount convertible notes due 2008 issued by the Company in 2005 (the “Notes”) were converted into 5,555,556 shares of common stock pursuant to the terms of the Notes. Accordingly, as of March 31, 2007, the Company does not have any outstanding Notes. Upon conversion, the net carrying value of $4.5 million was credited to stockholders’ equity.

13. Litigation

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

13 of 43

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

14. Recent Accounting Pronouncements

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

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We believe the adoption of SAB 108 will not have a material impact on our consolidated balance sheet and statement of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of Statement 157 on our consolidated balance sheet and statement of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated balance sheet and statement of operations.

14 of 43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our anticipated cost of revenue, operating expenses, gross margins, anticipated savings from our restructuring and cost reduction plans, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “ forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements, which are made as of the date of this Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2006, included in our Annual Report on Form 10-K filed with the SEC on September 28, 2006, as amended on Form 10-K/A filed on March 30, 2007.

Recent Developments

Sale of Avanex France

On March 1, 2007, we announced that we had entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Global Research Company, a société à responsibilité limitée incorporated under the laws of France (“GRC”), and Mr. Didier Sauvage, an individual and former employee of Avanex (together with GRC, the “Purchasers”), pursuant to which we would transfer ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France (“Avanex France”), a société anonyme incorporated under the laws of France, which owned the Company’s semiconductor fabs and associated product lines located in Nozay, France, to the Purchasers for the nominal amount of €1.00 (the “Transaction”). The Transaction closed on April 16, 2007 (the “Closing”). The Purchasers have indicated that they intend to change the name of Avanex France to “3S Photonics” following the Closing.

The Transaction involved the divestiture of our laser, terrestrial and submarine pumps and Fiber Bragg Grating (FBG) product lines. Avanex will continue to operate our optical interfaces (OIF) business and optical fiber amplifiers and raman amplifiers (OAX) businesses, which have been transferred to a new wholly owned subsidiary of Avanex in France prior to the Closing.

Following the Closing, Avanex will be obligated to pay up to approximately $18.0 million of cash to 3S Photonics for the funding of operating expenses and certain liabilities being assumed by 3S Photonics in the Transaction. In addition, based on certain costs incurred to date and future estimated costs, we will incur costs of approximately $1.2 million of cash for legal, accounting and other fees as a result of the Transaction. The Company expects to record a gain with this Transaction but has not determined the final amount.

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

The telecommunications industry experienced a significant period of retraction following a dramatic slowdown in equipment spending in late 2001 through 2005. Like many of our competitors, we continue to be adversely affected by the

15 of 43

downturn in the telecommunications industry, and restructuring and cost-cutting measures are a significant focus for us. Over the past several years, we implemented various restructuring programs to realign resources in response to the changes in the industry and customer demand. In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition through the acquisitions of the optical components businesses of Alcatel Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of March 31, 2007, our accrued restructuring liability was $17.2 million. Of that amount, $6.3 million is expected to be paid within the next 12 months.

The restructurings resulted in, among other things, a significant reduction in workforce, consolidation of facilities and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we opened an operations center in Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region. In July 2005, we announced that we opened a development and marketing office in Shanghai, China. In March 2007, we announced the sale of ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France, which operated our semiconductor fabs and associated product lines located in Nozay, France. This transaction closed on April 16, 2007. See “Recent Developments” above.

Although we have relocated most of our manufacturing operations to reduce our production costs, we expect to undertake additional actions to further reduce costs and improve our gross margins. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expectations.

Net Revenue. The market for optical equipment continues to evolve and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products and the practice of customers in the communications industry to sporadically place orders with short lead times, may cause our net revenue, gross margin, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. Two customers (including sales to their contract manufacturers) accounted for an aggregate of 30% and 20% of our net revenue, respectively, for the three months ended March 31, 2007. Three customers (including sales to their contract manufacturers) accounted for an aggregate of 24%, 13% and 10% of our net revenue, respectively, for the three months ended March 31, 2006. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers, as evidenced by the increase in customer concentration.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. For the three months and nine months ended March 31, 2007, we recorded inventory write-downs to cost of revenue of $3.0 million and $9.9 million, respectively, and $1.7 million and $5.7 million for the three months and nine months ended March 31, 2006, respectively.

Gross Margin. Gross margin represents revenue less cost of revenue. During the three months and nine months ended March 31, 2007, gross margin increased to 19% and 16% of revenue, respectively, compared to a gross margin of 4% and 6% for the three months and nine months ended March 31, 2006. The increase was due to a more profitable mix of products sold to our customers, manufacturing overhead cost reductions resulting from outsourcing most of our manufacturing to lower-cost contract manufacturers, material cost reductions on existing products and higher-priced newly-introduced products.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, costs of allocated facilities, non-recurring

16 of 43

engineering charges and prototype costs related to the design, development, testing, pre-manufacturing and significant improvement of our products, partially offset by government-sponsored research and development credits. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel.

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

Restructuring. Restructuring expenses generally include employee severance costs and the costs of excess facilities associated with formal restructuring plans.

Gain on Disposal of Property and Equipment. Gain on disposals includes gains incurred as a result of disposal of property, plant or equipment for an amount greater than the net book value.

Interest and Other Income. Interest income consists primarily of interest earned from the investment of our cash and cash equivalents and short-term investments. Other income consists primarily of a gain realized in connection with the sale of our investment in Paxera to NeoPhotonics.

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

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers. At March 31, 2007, we determined that an allowance of $57,000 was required due to the uncertainty of collections from one customer.

17 of 43

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

In estimating excess inventory, we use a range of six-month to twelve-month demand forecast. In addition, we assess inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis including, but not limited to forecasted sales levels by product, expected product life cycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with sub-contract manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold resulting in lower cost of sales and higher income from operations than expected in that period.

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

Goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which we consider our sole operating unit. Measurement of the fair value of the reporting unit in our annual test for impairment is determined using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which was determined based on our current market capitalization, and goodwill was determined not to be impaired at March 31, 2007.

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

18 of 43

Results of Operations

The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, expressed as amounts in thousands and as percentages of net revenue. Our historical operating results are not necessarily indicative of our results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	Amounts		% of Revenue		Amounts		% of Revenue
	2007	2006	2007	2006	2007	2006	2007	2006
Net revenue	$55,143	$40,128	100%	100%	$161,657	$117,486	100%	100%
Cost of revenue	44,845	38,485	81%	96%	135,551	110,799	84%	94%

Gross profit	10,298	1,643	19%	4%	26,106	6,687	16%	6%
Operating expenses:
Research and development	6,263	5,189	12%	13%	17,720	17,768	11%	15%
Sales and marketing	4,043	2,988	7%	7%	11,482	9,559	7%	8%
General and administrative	5,083	4,191	9%	10%	19,809	13,306	12%	11%
Amortization of intangibles	531	1,386	1%	3%	2,039	4,536	1%	4%
Restructuring	1,155	155	2%	0%	1,528	3,137	1%	3%
Gain on disposal of property and equipment	5	(2,486)	0%	(6)%	(43)	(3,254)	(0)%	(3)%

Total operating expenses	17,080	11,423	31%	28%	52,535	45,052	32%	38%

Loss from operations	(6,782)	(9,780)	(12)%	(24)%	(26,429)	(38,365)	(16)%	(33)%
Interest and other income	403	1,213	1%	3%	2,363	2,143	2%	2%
Interest and other expense	(274)	(1,600)	(1)%	(4)%	(854)	(9,411)	(1)%	(8)%

Net loss	$(6,653)	$(10,167)	(12)%	(25)%	$(24,920)	$(45,633)	(15)%	(39)%

Net Revenue

Net revenue for the three months ended March 31, 2007 was $55.1 million, which represents an increase of $15.0 million, or 37%, from net revenue of $40.1 million for the three months ended March 31, 2006. The increase in net revenue was attributable to an overall increase in demand for our products from existing customers.

Net revenue for the nine months ended March 31, 2007 was $161.7 million, which represents an increase of $44.2 million, or 38%, from net revenue of $117.5 million for the nine months ended March 31, 2006. The increase in net revenue was attributable to an overall increase in demand for our products from existing customers.

To date, a substantial portion of our sales has been concentrated with a limited number of customers. For the three months and nine months ended March 31, 2007 and 2006, sales to customers (including sales to each customer’s contract manufacturer) that each comprised 10% or more of net revenue were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Company A	30%	24%	28%	28%
Company B	20%	—	17%	—
Company C	—	13%	—	12%
Company D	—	10%	—	—

	50%	47%	45%	40%

While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict future sales to these customers.

Net revenue from customers outside the United States accounted for $18.0 million and $16.4 million of total net revenue, or 33% and 41%, for the three months ended March 31, 2007 and 2006, respectively, and accounted for $48.0 million and $45.7 million of total net revenue, or 30% and 39%, for the nine months ended March 31, 2007 and 2006, respectively.

19 of 43

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended March 31, 2007 was $44.8 million, compared to $38.5 million for the three months ended March 31, 2006, an increase of $6.4 million. The increase was due to increased product shipments partially offset by reduced cost of goods as a percentage of revenue. The reduction in this percentage of revenue was due to improvements from supply-chain, product portfolio, new product introductions, capacity and yield improvement programs and focus on operational manufacturing processes.

Cost of revenue for the nine months ended March 31, 2007 was $135.6 million, compared to $110.8 million for the nine months ended March 31, 2006, an increase of $24.8 million. The increase was due to increased product shipments partially offset by reduced cost of goods as a percentage of revenue.

For the three months ended March 31, 2007 and 2006, we sold inventory previously written-off with original costs totaling $0.4 million and $0, respectively, due to unforeseen demand for such inventory. For the nine months ended March 31, 2007 and 2006, we sold inventory previously written-off with original costs totaling $0.8 million and $0.3 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates.

Cost of revenue as a percentage of net revenue improved from the three months and nine months ended March 31, 2006 to the three months and nine months ended March 31, 2007 due to a number of factors. Manufacturing overhead as a percentage of net revenue decreased as we completed the outsourcing of our manufacturing to contract manufacturers in lower-cost regions. Also, direct manufacturing costs as a percentage of net revenue decreased due to the lower cost of direct labor in these lower cost regions and improvement in our supply chain management. These favorable factors were partially offset by higher write-offs of excess and obsolete inventory which increased from $1.7 million and $5.7 million for the three months and nine months ended March 31, 2006, respectively, to $3.0 million and $9.9 million for the three months and nine months ended March 31, 2007, respectively. Consequently, our gross margin percentage improved from 4% and 6% for the three months and nine months ended March 31, 2006, respectively, to 19% and 16% for the three months and nine months ended March 31, 2007, respectively.

The increase in inventory write-downs was due to excess inventory resulting from lower demand than we had previously expected for some of our products. This lower demand also resulted in a change in provisions for the contractual repurchase of obsolete inventory from our contract manufacturers. For the three and nine months ending March 31, 2007, we recovered expenses of $0.3 million and incurred expenses of $1.6 million, respectively, for this provision. For the three and nine months ended March 31, 2007, we recorded charges of $0.4 million and $2.0 million, respectively, to cost of revenue in connection with book-to-physical inventory adjustments.

Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields.

Research and Development

Research and development expenses increased $1.1 million to $6.3 million for the three months ended March 31, 2007 from $5.2 million for the three months ended March 31, 2006. The increase was primarily due to an increase in headcount, primarily at our development center in Shanghai and in the United States. As a percentage of net revenue, research and development expenses decreased to 11% for the three months ended March 31, 2007 from 13% for the three months ended March 31, 2006. For the nine months ended March 31, 2007, research and development expenses remained relatively flat at $17.7 million from $17.8 million for the nine months ended March 31, 2006. As a percentage of net revenue, research and development expenses decreased to 11% for the nine months ended March 31, 2007 from 15% for the same period last year. We expect our research and development expenses to remain at current levels as a percentage of net revenue in the current fiscal year, although there can be no assurance that our research and development expenses will not increase in the future as a percentage of net revenue.

20 of 43

Sales and Marketing

For the three months ended March 31, 2007, sales and marketing expenses increased $1.0 million to $4.0 million from $3.0 million for the three months ended March 31, 2006. As a percentage of net revenue, sales and marketing expenses remained level at 7% for the three months ended March 31, 2007 and 2006. For the nine months ended March 31, 2007, sales and marketing expenses increased $1.9 million to $11.5 million from $9.6 million for the nine months ended March 31, 2006. As a percentage of net revenue, sales and marketing expenses decreased to 7% for the nine months ended March 31, 2007 from 8% for the same period last year. The increase in sales and marketing expense was primarily due to annual salary increases and increased sales commission as a result of higher revenue. We expect our sales and marketing expenses to remain at current levels as a percentage of net revenue in the current fiscal year, although there can be no assurance that our sales and marketing expenses will not increase in the future as a percentage of net revenue.

General and Administrative

General and administrative expenses were $5.1 million for the three months ended March 31, 2007, an increase of $0.9 million from expenses of $4.2 million for the three months ended March 31, 2006. As a percentage of net revenue, general and administrative expenses decreased to 9% in the three months ended March 31, 2007 from 10% in the three months ended March 31, 2006. General and administrative expenses were $19.8 million for the nine months ended March 31, 2007, an increase of $6.5 million from expenses of $13.3 million for the nine months ended March 31, 2006. As a percentage of net revenue, general and administrative expenses increased to 12% in the nine months ended March 31, 2007 from 11% in the nine months ended March 31, 2006. The increase in general and administrative expenses for the three and nine months ended March 31, 2007 from the same period in the prior year was primarily driven by increased payroll and related personnel expenses due to increased headcount, as well as increased outside services expenses. In the second quarter of fiscal 2007, we had increased legal, accounting and consulting due diligence fees of $2.1 million related to a potential acquisition that we decided not to pursue. We expect our general and administrative expenses to decrease in subsequent quarters primarily as a result of decreases in legal, accounting and consulting due diligence fees. Despite our continued efforts to reduce the level of our general and administrative expenses, there can be no assurance that our general and administrative expenses will not increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.9 million to $0.5 million for the three months ended March 31, 2007, from $1.4 million for three months ended March 31, 2006. For the nine months ended March 31, 2007, amortization of intangible assets decreased by $2.5 million to $2.0 million from $4.5 million in the nine months ended March 31, 2006. These decreases were primarily attributable to the fact that certain specific intangible assets had become fully amortized. These intangible assets were purchased in the acquisitions of the optical components businesses of Alcatel Lucent, Corning and Vitesse in fiscal 2004.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

For the three-month periods ended March 31, 2007 and 2006, restructuring expenses were $1.2 million and $0.2 million, respectively and for the nine-month periods ended March 31, 2007 and 2006, restructuring expenses were $1.5 million and $3.1 million, respectively. The increase in restructuring expenses for the three months ended March 31, 2007 resulted primarily from an increase of facility expenses of $1.2 million related to a charge taken due to a change in our assumptions regarding our ability to sublease the facilities in the future in light of a weakening in the commercial real estate market in the corporate headquarter local area.

Stock-based Compensation

Stock-based compensation expense was $2.0 million in the three months ended March 31, 2007, compared to $1.2 million in the year earlier period. For the nine-month period ended March 31, 2007, stock-based compensation expense was

21 of 43

$5.7 million, compared to $2.3 million in the year earlier period. These increases were primarily due to the expense associated with the issuance of restricted stock units for the three months and nine months ended March 31, 2007. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Gain on disposal of property and equipment

Gain on disposal of property and equipment for both the three months and nine months ended March 31, 2007 was less than $0.1 million. Gain on disposal of property and equipment for the three months and nine months ended March 31, 2006 was $2.5 million and $3.3 million, respectively, largely due to sales of manufacturing equipment in France.

Interest and Other Income

Interest and other income decreased by $0.8 million to $0.4 million in the three months ended March 31, 2007 from $1.2 million in the three months ended March 31, 2006. This decrease was primarily due to a $0.8 million gain on a reversal of accrued property tax in the three months ended March 31, 2006. Interest and other income increased by $0.3 million to $2.4 million in the nine months ended March 31, 2007 from $2.1 million in the nine months ended March 31, 2006.

Interest and Other Expense

Interest and other expense decreased by $1.3 million to $0.3 million in the three months ended March 31, 2007 from $1.6 million in the three months ended March 31, 2006. Interest and other expense decreased by $8.6 million to $0.9 million for the nine months ended March 31, 2007 from $9.4 million in the nine months ended March 31, 2006. These decreases were primarily due to interest expense on higher principal balances of our borrowings in the three and nine-month periods ended March 31, 2006 compared to the same period ended March 31, 2007, and a $0.7 million convertible note accretion related to the conversion of the Notes as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

In February 2000, we received net proceeds of approximately $238.0 million from the initial public offering of our common stock and a concurrent sale of stock to corporate investors. Subsequent to our initial public offering, we have financed our operations through the sale of equity securities, issuance of convertible notes and warrants, bank borrowings, equipment lease financing and acquisitions. Financing activities for prior fiscal years are summarized in the annual report on Form 10-K as filed with the SEC on September 28, 2006, as amended on Form 10-K/A filed on March 30, 2007.

On March 1, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited institutional investor (the “Investor”), for the sale of 10,795,056 shares of common stock of Avanex at a price per share of $1.8527 for an aggregate purchase price of $20 million (the “Financing”). The Financing closed on March 1, 2007. In connection with the Financing and pursuant to the Securities Purchase Agreement, the Investor received a Warrant (the “Warrant”) to purchase up to an additional 2,698,764 shares of common stock. The Warrant is exercisable at an exercise price of $2.1452 per share and for a term starting March 31, 2007 and ending March 1, 2011.

As of March 31, 2007, Avanex had cash and cash equivalents of $30.9 million and short-term investments of $30.3 million for an aggregate of $61.2 million, excluding restricted cash of $5.9 million.

Net cash used in operating activities of $27.2 million for the nine months ended March 31, 2007 was due primarily to a net loss of $24.9 million, an increase of $12.4 million in inventories, an increase of $6.1 million in accounts receivable, an increase of $9.8 million in related party receivables, a decrease in accounts payable of $4.2 million and a decrease of $2.7 million in accrued restructuring, partially offset by a decrease of $9.2 million in other current assets, an increase of $3.8 million in other accrued expenses and deferred revenue, and non-cash charges including stock-based compensation of $5.7 million, inventory write-downs of $9.9 million and other changes to working capital.

Net cash provided by investing activities during the nine months ended March 31, 2007 was $7.2 million, which was primarily the result of net maturities of short-term investments of $8.5 million and a decrease in restricted cash of $0.7 million, partially offset by capital expenditures of $2.1 million.

22 of 43

Net cash provided by financing activities was $20.4 million during the nine months ended March 31, 2007, which was the result of proceeds generated through the sale of common stock of $20.9 million, of which $18.7 million was from the Financing and the balance from the proceeds of the exercise of stock options and the sale of common stock through the Employee Stock Purchase Plan, partially offset by net payments on capital lease obligations of $0.5 million.

As of March 31, 2007, the Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FAS No. 109”) (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe that FIN 48 will have a material impact on our consolidated balance sheet and statement of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We believe the adoption of SAB 108 will not have a material impact on our consolidated balance sheet and statement of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of Statement 157 on our consolidated balance sheet and statement of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated balance sheet and statement of operations.

23 of 43

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

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Amortized cost	$36,204	$45,210
Fair market value	36,204	45,372
Average interest rate	5.27%	3.09%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at March 31, 2007 would have led to an additional profit of approximately $4.7 million (dollar strengthening), or an additional loss of approximately $4.7 million (dollar weakening) on our net dollar position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk, and currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007.

As discussed in more detail in our 2006 Form 10-K, as of June 30, 2006 filed with the Securities and Exchange Commission on September 28, 2006, as amended on Form 10-K/A filed on March 30, 2007 (“2006 Form 10-K”), our management concluded that we did not maintain effective controls over the following:

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

24 of 43

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

•

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

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 because we have not completed the remediation of the material weaknesses described above.

During the nine-month period ended March 31, 2007, we began remediating the material weaknesses described in our 2006 Form 10-K. However, as of March 31, 2007 we have not completed the remediation of any of these material weaknesses.

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

25 of 43

•	Implementation of additional controls and improved analysis to evaluate accounts receivable and warranty reserves fully considering historical experience;

•

Implementation of enhanced quarterly controls over the recording of inventory values and transactions, the reconciliation of physical counts of inventory, and the detailed review of inventory reserves;

•	Implementation of improved review procedures over the accounting for our French subsidiary’s pension plan;

•	Implementation of improved review procedures over stock-based compensation accounting; and

•	Implementation of improved review procedures over revenue recognition.

•	Transition to a common integrated SAP platform used by all of Avanex.

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

26 of 43

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

I. Financial and Revenue Risks.

We have a history of negative cash flow and losses, which is likely to continue for an indeterminate period of time, if we are unable significantly to increase our revenues and/or further reduce our costs.

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for an indeterminate period of time. As of March 31, 2007, we had an accumulated deficit of $699.4 million. Also, for the nine months ended March 31, 2007, for the fiscal year ended June 30, 2006 and for each of our prior fiscal years, we had negative operating cash flow, and we may incur negative operating cash flow in future periods. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition.

Due to insufficient cash generated from operations, we have funded our operations primarily through the sale of equity securities, debt securities, bank borrowings, equipment lease financings, acquisitions and other capital raising transactions. Although we implemented cost reduction programs during the past several years, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses.

If we do not increase our revenues and/or reduce costs, and improve our gross margins, our financial condition and results of operations will be adversely impacted.

Our ability to achieve profitability depends on our ability to increase our revenues and/or control costs and expenses in relation to revenues and to increase our gross margin. During the three months and nine months ended March 31, 2007, our gross margin percentage was positive 19% and 16%, respectively. During the fiscal years ended June 30, 2006, 2005 and 2004, our gross margin percentage was positive 5%, negative 3% and negative 25%, respectively. Despite our continued efforts to improve our gross margins, there can be no assurance that our gross margins will improve in the future.

We are working to reduce fixed costs through the extensive reliance on third party contract manufacturing and the relocation of most of our manufacturing operations into a central facility in Bangkok, Thailand. We may further relocate certain manufacturing operations to lower cost regions. While this is an accepted model of manufacturing in many electronic industries, the use of this model has been relatively untested within the optical industry. As such, we have faced and may face execution issues working with our contract manufacturers, including difficulties managing our supply chain and deliveries to our customers. From a financial viewpoint, should these difficulties continue to occur, we could see negative impacts to revenue, gross margin and inventory levels.

In addition, over our limited operating history, the average selling prices of our existing products have decreased and this trend may continue. However, our overall product mix has shifted toward products with higher levels of integration, which we typically sell at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our total revenues. If our average selling prices decline more rapidly than our costs of production, our

27 of 43

gross margin will decline, which would adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margins our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability.

We may not realize the anticipated benefits from our restructuring efforts.

As part of our cost reduction efforts, over the past several years we have implemented various restructuring programs to realign our resources in response to changes in the industry and customer demand. These efforts have included transferring most of our manufacturing operations to lower-cost contract manufacturers and selling our semiconductor fabs and related product lines in France. Our past restructuring programs may have a material effect on our financial position in the future as we pay severance to employees and rent for excess facilities. We may initiate future restructuring actions, which are likely to result in additional expenses that could affect our results of operations or financial position. There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

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

•	the average margin of the mix of products we sell;

•	our ability to control expenses;

•

fluctuations in demand for and sales of our products, which will depend upon the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

•	cancellations of orders and shipment rescheduling;

•	changes in product specifications required by customers for existing and future products;

•	satisfaction of contractual customer acceptance criteria and related revenue recognition issues;

•	our ability to maintain appropriate manufacturing capacity through our contract manufacturers and materials suppliers, from whom we have no long-term commitments;

•	the ability of our outsourced manufacturers to timely produce and deliver subcomponents, and possibly complete products in the quantity and of the quality we require;

•	the current practice of our customers in the telecommunications industry of sporadically placing large orders with short lead times;

•	our ability to comply with new rules and regulations;

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

28 of 43

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 4, our management concluded that as of March 31, 2007 we did not maintain effective internal controls over the following:

•	Company level controls;

•	Preparation and review procedures over account reconciliations and related journal entries;

•	Controls over accounts receivable and warranty reserves;

•	Controls over inventory;

•	Controls over pension accounting; and

•	Controls over stock-based compensation.

•	Controls over revenue recognition from drop shipments to international customers.

Our management determined that these control deficiencies were considered material weaknesses that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2006 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In addition, as described in Part 1, Item 4 above, during the three months ended December 31, 2006, management concluded that there was a material weakness related to revenue recognition from shipments to international customers, which could also result in a material misstatement to annual or interim financial statements that would not be prevented or detected. To date, none of these material weaknesses have been remediated.

A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation.

29 of 43

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, has required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to continue to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board or as an executive officer.

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

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies, which often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. There is substantial risk that our quarterly results will fluctuate.

Sales of securities by our stockholders or warrantholders could affect the market price of our common stock or have a dilutive effect upon our stockholders.

As of April 30, 2007, Alcatel Lucent owned shares of our common stock representing 13% of the outstanding shares of our common stock. Previously, certain restrictions on transfer applied to Alcatel Lucent, making it more difficult for it to sell its shares of Avanex common stock. After January 1, 2007, however, Alcatel Lucent was no longer subject to such selling restrictions. If Alcatel Lucent or our other stockholders sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

30 of 43

In addition, we have issued warrants to purchase initially up to an aggregate of 17,919,282 million shares of common stock to certain institutional investors that are exercisable through 2008, 2009 and 2011 at exercise prices ranging from $1.13 to $2.68 per share, subject to broad-based anti-dilution provisions, including weighted average price-based anti-dilution provisions. If these institutional investors exercise the warrants, we will issue shares of our common stock and such issuances may be dilutive to our stockholders. Because the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the warrants, the number of shares that could actually be issued may be greater than the amount described above. For example, in connection with our March 1, 2007 financing, the holders of the warrants we issued on March 9, 2006 received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 117,221 additional shares being issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $2.73 per share to $2.68 per share.

We may have difficulty obtaining additional capital.

Our balance of cash, cash equivalents and unrestricted short-term investments decreased from $67.7 million at June 30, 2006 to $61.2 million at March 31, 2007. To date, we have not been profitable, and there can be no assurance that our business will be profitable in the future. If these trends continue in the future, it could have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. If adequate capital is not available to us as required, or is not available on favorable terms, our business, operating results and financial condition would be adversely affected.

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

We sell our products primarily to a few large customers in the telecommunications industry. Two customers (including sales to their contract manufacturers) accounted for an aggregate of 30% and 20% of our net revenue, respectively, for the three months ended March 31, 2007. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.

Except for our agreement with Alcatel Lucent which expires in October 2007, our customers are under no obligation to buy significant quantities of our products, and may cancel or delay purchases with little or no advance notice to us.

Our customers typically purchase our products pursuant to individual purchase orders. While we have executed long-term contracts with some of our customers, and may enter into additional long-term contracts with other customers in the future, these contracts do not obligate our customers to buy significant quantities of our products, except for our supply agreement and frame purchase agreement with Alcatel Lucent, which will expire in October 2007. Our customers may cancel, defer or decrease purchases without significant consequence to them and with little or no advance notice. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. Cancellation or delays of such orders may cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders, or deferrals of purchases may significantly harm our business, operating results and financial condition, particularly if we are not able to anticipate these events.

31 of 43

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

In the telecommunications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier’s product or component, these potential customers design the product into their system, which is known as a “design-in” win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until the adoption of a future redesigned system at the earliest, which could occur several years after the last design-in win. If we fail to achieve design-in wins in potential customers’ qualification processes, we may lose the opportunity for significant sales to such customers for a significant period of time.

The long sales cycles for sales of our products to customers may cause operating results to vary from quarter to quarter, which could continue to cause volatility in our stock price, and may prevent us from achieving profitability.

The period of time between our initial contact with certain of our customers and the receipt of an actual purchase order from such customers often spans a time period of six to nine months, or longer. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products. While our customers are evaluating our products before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. For example, one of our largest customers

32 of 43

required us to perform extensive and lengthy evaluation and testing of a proposed product. After such extensive work, we failed to be designed-in for that product. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline and we will have to carry and write off excess inventory. Even if we receive an order, if we are required to add additional internal manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in subsequent periods, especially if orders are delayed or cancelled. Either situation could cause our business, results of operations and financial condition to be below the expectations of public market analysts or investors, which could, in turn, cause the price of our common stock to decline.

If the communications industry does not continue to evolve and grow steadily, our business may not succeed.

Future demand for our products is uncertain and unpredictable, and will depend to a great degree on the speed of the widespread adoption of optical networks. If the transition occurs too slowly or ceases altogether, the market for our products and the growth of our business will be significantly limited.

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

III. Acquisition and Divestiture Risks.

Acquisitions, divestitures and other significant transactions may adversely affect our business.

We regularly review acquisition, divestiture and other strategic opportunities that would further our business objectives, complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. For example, we recently sold ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France, which operated our semiconductor fabs and associated product lines located in Nozay, France. The anticipated benefits of our acquisitions, divestitures and other strategic transactions may not be realized or may be realized more slowly than we expected. Acquisitions, divestitures and other strategic opportunities have resulted in, and in the future could result in, a number of financial consequences, including without limitation:

•	potentially dilutive issuances of equity securities;

•	reduced cash balances and related interest income;

•	higher fixed expenses, which require a higher level of revenues to maintain gross margins;

•	the incurrence of debt and contingent liabilities, including indemnification obligations;

•	restructuring actions, which could result in charges that have a material effect on our results of operations and our financial position;

•	loss of customers, suppliers, distributors, licensors or employees of the acquired company;

•	legal, accounting and advisory fees;

33 of 43

•	amortization expenses related to intangible assets; and

•	one-time write-offs of large amounts.

For example, in connection with our acquisition of the optical components businesses of Alcatel and Corning, we issued shares of our common stock to Alcatel and to Corning representing 28% and 17%, respectively, of the outstanding shares of our common stock on a post-transaction basis. In connection with such acquisitions, we recorded restructuring liabilities at July 31, 2003 with a fair value of $64.1 million relating to workforce reductions, which were included in the purchase price of such acquisitions. Following these acquisitions, we recorded additional significant restructuring liabilities that involved the acquired businesses and resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities and increased reliance on outsourced, third-party manufacturing.

In addition, as discussed above, we sold ninety percent (90%) of the shares of Avanex France which operated our semiconductor fabs and associated product lines located in Nozay, France. Pursuant to the provisions of French bankruptcy law, in the event that Avanex France declares bankruptcy after such sale, we may be held liable, as “manager de facto” of Avanex France, for the payment of all or part of the liabilities of Avanex France, should it appear that we committed mismanagement which would have solely or partially led to the bankruptcy of Avanex France, and these liabilities could be significant. Such liability, if incurred, could have a material adverse effect on our business, results of operations and financial condition. In addition, we agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to and at the time of sale, and approximately €2 million for other liabilities. Should any such liabilities or expenses be of a material amount, our finances could be materially and adversely affected. Finally, we may be dependent on Avanex France to supply us with certain products and components that we sell to our customers. Any interruption in the operations of Avanex France, or any deficiency in the quality or quantity of the components or products built for us by Avanex France, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may experience a shortfall in revenue, lose existing or potential customers or otherwise experience material adverse effects upon our business, results of operation and financial condition.

Additionally, if any potential acquisitions are not completed, we are required to expense the frequently significant legal, accounting, consulting and other costs of pursuing these transactions in the period in which the activity ceases, which could adversely affect our operating results and may not be anticipated. In the quarter ended December 31, 2006, we expensed approximately $2.1 million in legal, accounting and consulting due diligence fees related to a potential acquisition in which Avanex decided not to proceed further.

Furthermore, our past acquisition and disposition activity has involved, and our future acquisition, disposition and other significant transactions may involve, numerous operational risks, including:

•	difficulties integrating or divesting operations, personnel, technologies, products and the information systems of the acquired or divested companies;

•	diversion of management’s attention from other business concerns;

•	diversion of resources from our existing businesses, products or technologies;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

34 of 43

We face various risks related to our manufacturing operations that may adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business, results of operations and financial condition. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue because of applicable revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margins and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Lower than expected manufacturing yields could delay product shipments and further impair our gross margins. These operational issues have included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products.

We may need to develop new manufacturing processes and techniques that will involve higher levels of automation, or may need to further relocate certain manufacturing operations to lower cost regions, to improve our gross margins and achieve the targeted cost levels of our customers. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

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

Our industry has increased its focus on products that transmit voice, video and data traffic over shorter distances and are offered at lower cost than the products that we offer to our telecommunications customers for transmission of information over longer distances. If we are unable to develop products that meet the requirements of potential customers of these products, our business, results of operations and financial condition will suffer.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, or on a timely basis. In addition, the introduction of new and enhanced products

35 of 43

may cause our customers to defer or cancel orders for existing products. To the extent customers defer or cancel orders for existing products due to the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our business, results of operations and financial condition would suffer. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to competitive products, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business, results of operations and financial condition.

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. In addition, due to increased outsourcing, our procurement lead times have lengthened, which can result in higher inventory levels and greater risk of excess and obsolete inventory. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, the inventory write-downs taken in the years ended, June 30, 2006, June 30, 2005, and June 30, 2004, were primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months and nine months ended March 31, 2007, we recorded write-downs of $3.0 million and $9.9 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-downs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our business, results of operations and financial condition.

Network carriers and telecommunication system integrators historically have required that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we may lose the opportunity to make significant sales to that customer over a lengthy period of time. In addition, we may be unable to pursue large orders if we do not have sufficient manufacturing capacity to enable us to provide customers with specified quantities of products. We rely heavily upon the capacity and willingness of third party contract manufacturers and materials suppliers to enable us to fulfill our commitments to our customers, but we generally do not have the benefit of long term or other supply or services contracts with our third party contract manufacturers and materials suppliers, who are not generally obligated to adhere to our production schedule. If we cannot deliver sufficient quantities of our products, we may lose business, which could adversely impact our business, results of operations and financial condition.

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

36 of 43

Shanghai, Nozay, San Donato and New York sites obtained TL-9000 certification. Delays in obtaining customer qualification of our manufacturing processes or approval of our quality assurance system may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

We depend upon a limited number of contract manufacturers and materials suppliers to manufacture and provide a majority of our products, and our dependence on these manufacturers and suppliers may result in product delivery delays, may harm our operations or have an adverse effect upon our business.

We rely on a limited number of outsourced manufacturers and suppliers to manufacture and provide a substantial majority of our components, subassemblies and finished products. In particular, one contract manufacturer, Fabrinet, currently manufactures products the sale of which constitutes a significant majority of our net revenue. We intend to develop further our relationships with these manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies, and possibly a substantial portion of our finished products, in the future. The qualification of these independent manufacturers and materials suppliers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents, and have no history of manufacturing our products on a turnkey basis. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. Operational issues could result such as capacity constraints at our contract manufacturers, raw materials shortages, logistics issues and manufacturing yield issues for some of our new products. As a result, we may lose existing or potential customers.

We have limited experience in working with outsourced manufacturers and suppliers, and do not have contracts in place with most of these manufacturers and suppliers. As a result, we may not be able to effectively manage our relationships with them. If we cannot effectively manage our manufacturing and supplier relationships, or if these manufacturers and suppliers fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which may have an adverse effect on our business and results of operations. Increased reliance on outsourced manufacturing and suppliers, and the ultimate disposition of our manufacturing capacity in the future, may result in impairment expense relating to our long-lived assets in future periods, which would have an adverse impact on our business, financial condition and results of operations. In addition, for a period of time as we transfer production of certain products to these third party manufacturers and as our customers qualify such third party manufacturers, we incur fixed and variable costs at both locations.

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

37 of 43

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

While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative effect on our business, results of operations or financial condition; however, we cannot be certain that they will not have a material negative effect on us in the future.

We depend on key personnel to manage our business effectively, and if we are unable to hire, retain, or motivate qualified personnel, our ability to sell our products could be harmed.

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. We recently hired a new Senior Vice President, General Manager. In addition, we recently made other significant changes in our executive management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, results of operations and financial condition. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. For example, several of our executive officers have left Avanex since the beginning of fiscal 2005, including three chief financial officers, our vice president of sales and our vice president of operations. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

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

38 of 43

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

Historically our international revenues and expenses have been denominated predominantly in U.S. dollars; however, as a result of the acquisitions of the optical components businesses of Alcatel Lucent and Corning, a portion of our international revenues and expenses are now denominated in foreign currencies. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, results of operations and financial condition.

V. Intellectual Property and Litigation Risks.

Current and future litigation against us could be costly and time consuming to defend.

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

We may be unable to protect our proprietary technology, which could significantly impair our ability to compete.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. Further, we license certain intellectual property from third parties, including Alcatel Lucent and Corning, that is critical to our business, and we also license intellectual property to other parties. We cannot assure you that any patent applications or issued patents will protect our proprietary technology, or that any patent applications or patents issued will not be challenged by third parties. Further, we cannot assure you that parties from whom we license intellectual property will not violate their agreements with us; that they will not license their intellectual property to third parties; that their patent applications, patents and other intellectual property will protect our technology, products and business; or that their patent applications, patents and other intellectual property will not be challenged by third parties. For example, Alcatel Lucent has cross licenses with various third parties, which, when combined with their own intellectual property, may permit these third parties to compete with us. Our intellectual property also consists of trade secrets, requiring more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued or licensed to us.

We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property. In particular, the laws in foreign countries may not protect our proprietary rights as fully as the laws in the United States.

39 of 43

We face risks with regard to third-party intellectual property licenses.

From time to time we may be required to license technology or intellectual property from third parties for our product offerings or to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain a necessary third-party license required for our product offerings or to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards, or of greater cost, either of which could prevent us from operating our business. If we are not able to obtain licenses from third parties, if necessary, then we may also be subject to litigation to defend against infringement claims from these third parties.

We may become subject to litigation or claims from or against third parties regarding intellectual property rights, which could divert resources, cause us to incur significant costs, and restrict our ability to utilize certain technology.

We may become a party to litigation in the future to protect our intellectual property or we may be subject to litigation to defend against infringement claims of others. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	redesign the products that use the technology; or

•	indemnify certain customers and others against intellectual property claims asserted against them.

If we are forced to take any of these actions, our business may be seriously harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of competitors, or we may be required to grant certain third parties permission to enforce our intellectual property on our behalf. These claims could result in us being joined as a party to a lawsuit, counterclaims against us or our customers, invalidation or narrow interpretation of our proprietary rights, costly litigation and the diversion of our technical and management personnel. Although we carry general liability insurance, our insurance may not cover potential claims of the above types or may not be adequate to indemnify us for all liability that may be imposed.

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

40 of 43

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

In addition, Alcatel Lucent owned shares of Avanex common stock representing 13% of the outstanding shares of Avanex common stock as of April 30, 2007. Pursuant to the stockholders’ agreement entered into by Avanex and Alcatel Lucent, Alcatel Lucent is generally required to vote on all matters as recommended by the board of directors of Avanex, except for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel Lucent. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement by and among the Registrant, Global Research Company and Mr. Didier Sauvage, dated February 28, 2007 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3 filed on March 30, 2007).

4.1	Warrant, dated March 1, 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

4.2	Registration Rights Agreement, dated March 1, 2007 (which is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

10.1	Securities Purchase Agreement, dated March 1, 2007 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

41 of 43

10.2	Description of Fiscal 2007 Bonus Plan (which is incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 22, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

42 of 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ MARLA SANCHEZ
Marla Sanchez Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date:	May 3, 2007

By:	/s/ A.A. RILEY
A.A. Riley Vice President Finance (Principal Accounting Officer)
Date:	May 3, 2007

43 of 43