Form 10-K
period 2007-06-30
AVANEX CORP
filed 2007-09-07
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

As of December 31, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $386.0 million based upon the closing price on the Nasdaq Global Market reported for such date. As of August 22, 2007, the Registrant had 226,793,103 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement that will be filed with the Commission pursuant to Section 14(a) in connection with the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended June 30, 2007.

AVANEX CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

Overview

We are a global provider of high-performance, intelligent, photonic products including optical components, modules and subsystems. Our products enable optical communication networks to regenerate, transmit and manage voice, video and data optical signals efficiently. Telecommunication system integrators and their network carrier customers use our products to enhance system performance and increase network speed and capacity. We believe we are one of the largest broad-based suppliers of telecom optical equipment.

In 2003, we acquired all of the outstanding equity of Alcatel Optronics France, a subsidiary of Alcatel, certain assets of the optical components business of Corning Incorporated, and substantially all of the assets of Vitesse’s Optical Components Systems Division. As part of these acquisitions, Alcatel and Corning Incorporated licensed certain intellectual property rights to us. Over the past four years, we have integrated and restructured these assets and have shifted most of our manufacturing operations to lower-cost geographic regions. For instance, in March 2005, we opened an operations center in Bangkok, Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region, and in July 2005, we announced the opening of a product development office in Shanghai, China. In March 2007, we divested 90 percent of our interest in our subsidiary in France, including our Indium Phosphide (InP) and Gallium Arsenide (GaAs) semiconductor fabs, and our laser, terrestrial pump, submarine pump and Fiber Bragg Grating (FBG) product lines, to 3S Photonics.

In order to expand our transmission product portfolio, on July 2, 2007, we acquired the assets relating to the MSA 300-pin transponder and XFP transceiver businesses of the Commercial Communication Products Division of Essex Corporation, a subsidiary of Northrop Grumman Space and Mission Systems Corporation.

We have one of the broadest optical product portfolio platforms available, with a scalable and efficient global operating model.

We were incorporated in October 1997 as a California corporation, and in January 2000, we were reincorporated as a Delaware corporation. Our principal executive office is located at 40919 Encyclopedia Circle, Fremont, California, 94538. We also maintain facilities in Horseheads, New York; Melbourne, Florida; Shanghai, China; Villebon Sur Yvette, France; San Donato, Italy; and Bangkok, Thailand. Our main telephone number is (510) 897-4188, and our web site address is www.avanex.com. The information that can be accessed through our web site, however, is not part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through our internet web site, as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Avanex and the Avanex logo are registered trademarks of Avanex Corporation. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and other companies.

Industry

Optical technology transfers information in the form of light signals along optical fibers. The light signals are transmitted through fiber optic cable. Beyond lasers, many other optical components and subsystems are utilized within optical networks to generate, clean, amplify, isolate, channel, or otherwise enhance light signals.

Over the last several years, the optical components, modules and subsystems industry has experienced a modest increase in business levels, as compared to previous years because network carriers and cable companies have been deploying new communication networks or have been upgrading the backbone of existing communication networks. The increasing demand for optical solutions is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks, and by a need among network carriers to decrease the total cost of ownership of their networks. Certain large telecommunications network carriers have also disclosed that they plan to deploy, and have begun to deploy, new broadband access networks based on fiber optic technologies. These fiber-to-the-premise networks significantly increase the capacity and expand the type of services that can be utilized by residential users.

Products

Our product portfolio is comprised of the following product families (depicted visually above):

Amplification—Our Amplification product family includes products that optically amplify transmission signals, including Erbium doped fiber amplifiers and Raman amplifiers.

Wavelength Management—Our Wavelength Management platform includes Switching and Routing solutions, Multiplexing and Signal Processing solutions and Micro-Optics and Integrated Modules – including products that optically add and drop transmission signals in both fixed and reconfigurable versions, products that optically multiplex or demultiplex signals based on thin film filters, planar and interleaver technologies, and products that optically attenuate signal power across a single or multiple wavelength bands.

Dispersion Compensation Management—Our Dispersion Compensation product family consists of products that optically compensate for chromatic dispersion and dispersion degradation of transmission signals, including fixed and tunable products based on dispersion compensating fiber and cascaded etalons.

Transmission—Our Transmission product family includes transceivers and transponders. These products transmit and receive optical signals on optical fibers. Our transmission product family also includes Lithium Niobate Modulators, which are optical devices fabricated from Lithium Niobate and other optical devices that manipulate the phase of magnitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light.

Competition

The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and easily obtained funding. We believe that our principal competitors in the optical subsystems, modules and components industry include Bookham, Inc., JDS Uniphase Corporation, Oplink Communications, Inc., Opnext, Inc. and Optium Corporation. We may also face competition from companies that expand into our industry in the future. We believe we differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We believe that we compete favorably with our competitors with respect to the foregoing factors.

Consolidation in the optical systems and components industry in the past has intensified, and future consolidation could intensify, the competitive pressures that we face. Significant consolidation has also taken place recently at the carrier level and at our customer level. Recent mergers among our customers include that of ADVA Optical Networking with Movaz Networks Inc., Alcatel with Lucent Technologies Inc., Ericsson AB with Marconi, and the merger of the optical businesses of Marconi Communications and Nokia.

We also face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us. Please see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including in Section II: “Market and Competitive Risks.”

Research and Development

We believe that research and development is critical to our strategic product development objectives. Our research and development activities are focused on developing new products that incorporate multiple optical functions, offer intelligent features for configuration, control and monitoring, and provide network-ready interfaces. To accomplish this, our research and development team possesses expertise in the areas of optical components, micro-optic and integrated-optic design, as well as electronics, firmware, and software. Most of our efforts are directed toward the development of products with revenue potential, but we do continue to invest in new technological platforms to ensure our continued competitiveness in the future.

Our research and development expenses totaled $25.2 million for the fiscal year ended June 30, 2007, $23.5 million for the fiscal year ended June 30, 2006, and $33.1 million for the fiscal year ended June 30, 2005. During fiscal 2007, research and development expenditures increased as we added staff in China and increased patent-related expenses; however, by the end of fiscal 2007, these expenses had decreased to comparable levels with the prior year with the sale of our subsidiary in France. During fiscal 2006, we reduced research and development expenditures by taking advantage of internal consolidation opportunities presented by our acquisitions and better aligning our resources with available market opportunities. In addition, we have moved significant engineering resources to our Shanghai location to increase the cost effectiveness of our overall research and development activities and to provide support to our third-party contract manufacturers. As of June 30, 2007, we employed 151 people in our research and development groups in Fremont, California; Horseheads, New York; Villebon Sur Yvette, France; San Donato, Italy; and Shanghai, China.

During fiscal 2006 and 2007, we saw an increase in the number of customers purchasing integrated subsystem products, as well as an increase in the complexity of such products with existing customers as the demand for more intelligent, efficient and flexible optical fiber networks increases. We continue to invest in such products, as we believe applications for these types of products will become increasingly important in the future. For risks associated with our research and development efforts, please see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including in Section IV: “Operations, Research and Development Risks.”

Sales and Marketing

We primarily market our products to telecommunications system integrators. Our marketing efforts are centered on the demonstration of, and education about, our products’ performance at trade shows, and customer visits. We sell and market our products through a combination of direct sales, distributors and representatives.

As of June 30, 2007, our direct sales organization consisted of 24 sales account managers in the United States, Europe and Asia, supported by application engineers and product line managers. We focus our direct sales efforts on service providers and telecommunications systems and optical module manufacturers. The direct sales account managers cover the market on an assigned-account, regional basis and work as a team with systems engineers and product line managers. As of June 30, 2007, our sales and marketing organization consisted of 63 people. We provide customer service directly to our customers.

In order to further our international sales objectives, we have established relationships with one distributor in Europe and two distributors in Japan. Additionally, we have relationships with two supplier manufacturer representatives, one in China and one in Korea, and with a sales representative in Israel. These distributors and representatives have expertise in distributing complex telecommunications equipment in their markets and provide basic customer service to the end customers they serve.

While we have diversified our customer base, we expect that a substantial proportion of our sales will continue to be concentrated with a limited number of customers. During fiscal 2007, Alcatel-Lucent accounted for 29% of our net revenue and Tellabs accounted for 17% of our net revenue. During fiscal 2006, Alcatel accounted for 27% of our net revenue and Nortel accounted for 11% of our net revenue. During fiscal 2005, Alcatel accounted for 34% of our net revenue.

A summary of our financial information by geographic location is found in Note 15 in the Notes to Consolidated Financial Statements.

Backlog

We do not believe that backlog as of any particular date is meaningful, as our sales are made primarily pursuant to standard purchase orders for delivery of products. Only a small portion of our orders is non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.

Manufacturing

During the first half of fiscal 2006, we performed optical sub-assembly, final integration, and shipment of our products at both our contract manufacturers facilities and at our own facilities in Fremont, California; Erwin Park, New York; Nozay, France; and San Donato, Italy. During the second half of fiscal 2006 and in fiscal 2007, we completed the transition of most of our manufacturing operations to third party contract manufacturers, whose operations are coordinated through our Asian Operations Center in Bangkok, Thailand; however, we continue to manufacture Lithium Niobate chips that are used in our products in San Donato, Italy. As of June 30, 2007, our manufacturing support organization consisted of 243 people.

Currently, we see supplier lead-times increasing, as companies have re-aligned their capacity to lower levels. We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Bookham Inc., Corning, Eudyna Devices Inc., JDS Uniphase Corporation and Photop, Inc. These key components include lasers, variable optical attenuators, thin film filters, gain flattening filters, and optical fiber. We also purchase turnkey solutions from contract manufacturers, such as Fabrinet, Browave Corporation and Optiworks. For risks associated with our manufacturing strategy, please see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including Section IV: “Operations, Research and Development Risks.”

Our United States, Europe and Asia sites are currently TL-9000 certified. We will continue to refine our quality processes to ensure that we maintain our high standards of product quality and customer satisfaction.

Patents and Intellectual Property

As of June 30, 2007, we held approximately 520 U.S. patents and approximately 272 foreign patents (issued and pending), covering a broad range of photonics and optical communications products and technologies. These technologies are incorporated into our products and are covered by patents that expire through June 2024; however, we also have patents that have not been incorporated into our products. In addition, our intellectual property includes trade secrets, trademarks, and copyrights. We do not expect to maintain or enhance our market position primarily through the exercise of our intellectual property rights because the rapid evolution of technology and the wide distribution of patents in our industry preclude such market positioning through intellectual property. We will pursue opportunities to license our intellectual property if we believe that we can be adequately compensated or if there is the potential for a beneficial cross-license agreement.

Our engineering teams have significant expertise in photonic, micro-optic and systems-level design and manufacturing. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that other factors, such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information.

In addition, we have been granted licenses to use other intellectual property, including patents of Alcatel, Corning and various other third parties. For risks associated with our patents and intellectual property, please see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including Section V: “Intellectual Property and Litigation Risks.”

Employees

As of June 30, 2007, we had 539 employees and consultants comprised of 243 employees in manufacturing support, 151 employees in research and development, 63 employees in sales and marketing, and 82 employees in general and administrative capacities. The work force is located in the United States, Canada, China, France, Germany, Italy, Thailand and the United Kingdom.

As of June 30, 2007, some of our employees located in Europe were represented by labor organizations.

We consider our relations with our employees to be good. Our future success depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Please see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including Section IV: “Operations and Research and Development Risks,” specifically the risk factor entitled “We depend on key personnel to manage our business effectively, and if we are unable to hire, retain or motivate qualified personnel, our ability to sell our products could be harmed.”

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

I. Financial and Revenue Risks.

We have a history of negative cash flow and losses, which may continue for an indeterminate period of time, if we are unable to increase our revenues and/or further reduce our costs.

We have never been profitable. We have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may continue to incur operating losses for an indeterminate period of time. As of June 30, 2007, we had an accumulated deficit of $705.1 million. Also, for the fiscal year ended June 30, 2007 and for each of our prior fiscal years, we had negative operating cash flow, and we may incur negative operating cash flow in future periods. There can be no assurance that our business will become profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition.

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

Our ability to achieve profitability depends on our ability to increase our revenues and/or control costs and expenses in relation to revenues and to increase our gross margin. During the fiscal years ended June 30, 2007, 2006 and 2005, our gross margin percentage was positive 18%, positive 5% and negative 3%, respectively. Despite our continued efforts to improve our gross margins, there can be no assurance that our gross margins will improve in the future.

We have reduced fixed costs through the extensive reliance on third party contract manufacturing and the relocation of most of our manufacturing operations into a central facility in Bangkok, Thailand. We may further reduce fixed costs by relocating certain transactional activities to lower cost regions. We have faced and may face execution issues working with our contract manufacturers, including difficulties managing our supply chain and deliveries to our customers. From a financial viewpoint, should these difficulties continue to occur, we could see negative impacts to revenue, gross margin and inventory levels.

In addition, over our limited operating history, the average selling prices of our existing products have decreased and this trend may continue. However, our overall product mix has shifted toward products with higher levels of integration, typically selling at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our total revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which would adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margins, our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability.

We may not continue to realize the anticipated benefits from our restructuring efforts.

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

A high percentage of our expenses, including those related to manufacturing, engineering, sales and marketing, research and development, and general and administrative functions, are fixed in the short term. As a result, if we experience delays in generating and recognizing revenue, our quarterly operating results are likely to be harmed.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of this Annual Report on Form 10-K, our management concluded that as of June 30, 2007 we did not maintain effective internal controls over the following:

Controls over judgmental and complex processes and transactions were inadequate resulting in insufficient control over financial reporting.

Our management determined that these control deficiencies were considered a material weakness that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2007 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We expect the remediation of this material weakness to occur during fiscal year 2008.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as, rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, has required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements.

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

As of August 22, 2007, Alcatel Lucent owned shares of our common stock representing 12% of the outstanding shares of our common stock. Previously, certain restrictions on transfer applied to Alcatel Lucent, making it more difficult for it to sell its shares of Avanex common stock. After January 1, 2007, however, Alcatel Lucent was no longer subject to such selling restrictions. If Alcatel Lucent or our other stockholders sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

In addition, we have issued warrants to purchase initially up to an aggregate of 17,919,288 million shares of common stock to certain institutional investors that are exercisable through 2008, 2009 and 2011 at exercise prices ranging from $1.13 to $2.68 per share, subject to broad-based anti-dilution provisions, including weighted average price-based anti-dilution provisions. If these institutional investors exercise the warrants, we will issue shares of our common stock and such issuances may be dilutive to our stockholders. Because the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the warrants, the number of shares that could actually be issued may be greater than the amount described above. For example, in connection with our March 1, 2007 financing, the holders of the warrants we issued on March 9, 2006 received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 117,221 additional shares being issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $2.73 per share to $2.69 per share.

We may have difficulty obtaining additional capital.

Our balance of cash, cash equivalents, and unrestricted short-term investments decreased from $67.7 million at June 30, 2006 to $43.8 million at June 30, 2007. To date, we have not been profitable, and there can be no assurance that our business will be profitable in the future. If these trends continue in the future, it could have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. If adequate capital is not available to us as required, or is not available on favorable terms, our business, operating results and financial condition would be adversely affected.

II. Market and Competitive Risks.

Market conditions in the telecommunications industry may significantly harm our financial position.

We sell our products primarily to a few large customers in the telecommunications industry. Two customers accounted for an aggregate of 29% and 17% of our net revenue, respectively, for the fiscal year ended June 30, 2007. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.

Few of our customers are under obligation to buy significant quantities of our products, and may cancel or delay purchases with little or no advance notice to us.

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

We believe that our principal competitors in the optical systems and components industry include Bookham Inc., JDS Uniphase Corporation, Oplink Communications, Inc., Opnext Inc. and Optium Corporation. We may also face competition from companies that expand into our industry in the future.

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

Some existing customers and potential customers, as well as, suppliers and potential suppliers, are also our competitors. These customers and suppliers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us or their supply to us, as the case may be. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat with regard to sales of products to their customers. Additionally, suppliers may reduce or discontinue selling materials to us if they perceive us as a serious competitive threat with regard to sales of products to their customers. As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, reduced margins, and loss of market share.

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

The period of time between our initial contact with certain of our customers and the receipt of an actual purchase order from such customers often spans a time period of six to nine months, or longer. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products. While our customers are evaluating our products before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. For example, one of our largest customers required us to perform extensive and lengthy evaluation and testing of a proposed product. After such extensive work, we failed to be designed-in for that product. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margins will decline, and we will have to carry and write off excess inventory. Even if we receive an order, if we are required to add additional internal manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in subsequent periods, especially if orders are delayed or cancelled. Either situation could cause our business, results of operations, and financial condition to be below the expectations of public market analysts or investors, which could, in turn, cause the price of our common stock to decline.

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

We regularly review acquisition, divestiture and other strategic opportunities that would further our business objectives, complement our existing product offerings, augment our market coverage, secure supplies of critical materials, or enhance our technological capabilities. The anticipated benefits of our acquisitions, divestitures and other strategic transactions may not be realized or may be realized more slowly than we expected. Acquisitions, divestitures and other strategic opportunities have resulted in, and in the future could result in, a number of financial consequences, including without limitation:

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

In addition, as discussed above, we sold ninety percent (90%) of the shares of Avanex France, the operator of our semiconductor fabs and associated product lines located in Nozay, France. Pursuant to the provisions of French bankruptcy law, in the event that Avanex France, now “3S Photonics,” declares bankruptcy after such sale, we may be held liable, as “manager de facto” of 3S Photonics for the payment of all or part of the liabilities of 3S Photonics, should it appear that we committed mismanagement, which would have solely or partially led to the bankruptcy of 3S Photonics, and these liabilities could be significant. Such liability, if incurred, could have a material adverse effect on our business, results of operations, and financial condition. In addition, we agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to, and at the time of sale, and approximately €2 million for other liabilities. Should any such liabilities or expenses be of a material amount, our finances could be materially and adversely affected. Finally, we may be dependent on 3S Photonics to supply us with certain products and components that we sell to our customers. Any interruption in the operations of 3S Photonics, or any deficiency in the quality or quantity of the components or products built for us by 3S Photonics, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may experience a shortfall in revenue, lose existing or potential customers, or otherwise experience material adverse effects upon our business, results of operation, and financial condition.

Additionally, if any potential acquisitions are not completed, we are required to expense the frequently significant legal, accounting, consulting and other costs of pursuing these transactions in the period in which the activity ceases, which could adversely affect our operating results and may not be anticipated. In the quarter ended December 31, 2006, we expensed approximately $2.1 million in legal, accounting, and consulting due diligence fees related to a potential acquisition in which Avanex decided not to proceed further.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business, results of operations, and financial condition. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue because of applicable revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margins, and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Lower than expected manufacturing yields could delay product shipments and further impair our gross margins. These operational issues have included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues, and manufacturing yield issues for some of our new products.

We may need to develop new manufacturing processes and techniques that will involve higher levels of automation, or may need to further relocate certain manufacturing operations to lower cost regions, to improve our gross margins and achieve the targeted cost levels of our customers. If we fail to effectively manage this process, or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

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

Our industry has increased its focus on products that transmit voice, video and data traffic over shorter distances and are offered at lower cost than the products that we offer to our telecommunications customers for transmission of information over longer distances. If we are unable to develop products that meet the requirements of potential customers of these products, our business, results of operations, and financial condition could suffer.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as, the accurate anticipation of technological and market trends. We cannot assure that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, or on a timely basis. In addition, the introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. To the extent customers defer or cancel orders for existing products due to the expectation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business, results of operations, and financial condition would suffer. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to competitive products, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business, results of operations and financial condition.

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, inventory write-downs are primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the fiscal years ended June 30, 2007 and June 30, 2006, we recorded write-downs of $12.9 million and $12.8 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-downs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our business, results of operations, and financial condition.

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

Certain of our customers will not purchase our products prior to qualification of our manufacturing processes and approval of our quality assurance system. The qualification process determines whether the manufacturing line meets the quality, performance, and reliability standards of our customers. These customers may also require that we, and any manufacturer that we may use, be registered under international quality standards, such as ISO 9001. In August 2000, we successfully passed the ISO 9001 registration audit and received formal registration of our quality assurance system at our Fremont California facility, and we have passed subsequent reviews as well. Our United States, Europe and Asia sites are currently TL-9000 certified. Delays in obtaining customer qualification of our manufacturing processes or approval of our quality assurance system may cause a product to be removed from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

We depend upon a limited number of contract manufacturers and materials suppliers to manufacture and provide a majority of our products, and our dependence on these manufacturers and suppliers may result in product delivery delays, may harm our operations or have an adverse effect upon our business.

We rely on a limited number of outsourced manufacturers and suppliers to manufacture and provide a substantial majority of our components, subassemblies, and finished products. In particular, one contract manufacturer, Fabrinet, currently manufactures products for sale, which constitutes a significant majority of our net revenue. We intend to develop further our relationships with this and other manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies in the future. The qualification of these independent manufacturers and materials suppliers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. Operational issues could result, such as, capacity constraints at our contract manufacturers, raw materials shortages, logistics issues, and manufacturing yield issues for some of our new products. As a result, we may lose existing or potential customers.

We have limited experience in working with outsourced manufacturers and suppliers. As a result, we may not be able to effectively manage our relationships with them. If we cannot effectively manage our manufacturing and supplier relationships, or if these manufacturers and suppliers fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which may have an adverse effect on our business and results of operations. Increased reliance on outsourced manufacturing and suppliers, and the ultimate disposition of our manufacturing capacity in the future, may result in impairment expense relating to our long-lived assets in future periods, which would have an adverse impact on our business, financial condition, and results of operations.

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

While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative effect on our business, results of operations, or financial condition; however, we cannot be certain that they will not have a material negative effect on us in the future.

We depend on key personnel to manage our business effectively, and if we are unable to hire, retain, or motivate qualified personnel, our ability to sell our products could be harmed.

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. In addition, we have made changes in our executive management teams, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, results of operations, and financial condition. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

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

A portion of our international revenues and expenses are now denominated in foreign currencies. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, results of operations, and financial condition.

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

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. Further, we license certain intellectual property from third parties, including Alcatel Lucent and Corning, that is critical to our business, and we also license intellectual property to other parties. We cannot assure you that any patent applications or issued patents will protect our proprietary technology, or that any patent applications or patents issued will not be challenged by third parties. Further, we cannot assure you that parties from whom we license intellectual property will not violate their agreements with us; that they will not license their intellectual property to third parties; that their patent applications, patents and other intellectual property will protect our technology, products and business; or that their patent applications, patents, and other intellectual property will not be challenged by third parties. For example, Alcatel Lucent has cross licenses with various third parties, which, when combined with their own intellectual property, may permit these third parties to compete with us. Our intellectual property also consists of trade secrets, requiring more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued or licensed to us.

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

We may become a party to litigation in the future to protect our intellectual property or we may be subject to litigation to defend against infringement claims of others. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating, or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	redesign the products that use the technology; or

•	indemnify certain customers and others against intellectual property claims asserted against them.

If we are forced to take any of these actions, our business may be seriously harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of competitors, or we may be required to grant certain third parties permission to enforce our intellectual property on our behalf. These claims could result in us being joined as a party to a lawsuit, counterclaims against us or our customers, invalidation or narrow interpretation of our proprietary rights, costly litigation, and the diversion of our technical and management personnel. Although we carry general liability insurance, our insurance may not cover potential claims of the above types or may not be adequate to indemnify us for all liability that may be imposed.

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

In addition, we handle hazardous materials as part of our manufacturing activities and are subject to a variety of governmental laws and regulations related to the use, storage, recycling, labeling, reporting, treatment, transportation, handling, discharge and disposal of such hazardous materials. Although we believe that our operations conform to presently applicable environmental laws and regulations, we may incur costs in order to comply with current or future environmental laws and regulations, including costs associated with permitting, investigation and remediation of hazardous materials, and installation of capital equipment relating to pollution abatement, production modification and/or hazardous materials management. In addition, we currently sell products that incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components requires that we comply with additional regulations, both domestically and abroad, related to power consumption, electrical emissions and homologation. Any failure to successfully obtain the necessary permits or comply with the necessary laws and regulations could have a material adverse effect on our operations.

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

In addition, Alcatel Lucent owned shares of Avanex common stock representing 12% of the outstanding shares of Avanex common stock as of August 22, 2007. Pursuant to the stockholders’ agreement entered into by Avanex and Alcatel Lucent, Alcatel Lucent is generally required to vote on all matters as recommended by the board of directors of Avanex, except for proposals relating to certain acquisition transactions between Avanex and certain competitors of Alcatel Lucent. The concentration of ownership of our shares of common stock, combined with the voting requirements contained in the stockholders’ agreement, could have the effect of delaying or preventing a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, unless the transaction is approved by our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following properties:

Location	Square Feet	Principal Operations	Date Lease Expires
Bangkok, Thailand	15,610	Administrative office	February 28, 2009
Bangkok, Thailand	3,300	Warehouse	May 31, 2008
Horsehead, New York	15,000	Administrative office and Research & Development	January 31, 2009
Fremont, California #1	54,000	Corporate headquarters	October 17, 2009
Fremont, California #2	91,000	Administrative office	April 15, 2010
Newark, California #1	48,000	Administrative office (Vacant)	November 30, 2010
Newark, California #2	62,000	Administrative office (Vacant)	November 30, 2010
Melbourne, Florida	7,000	Administrative office and Research & Development	May 15, 2008
Villebon, France	8,830	Administrative office and Research & Development	April 25, 2010
San Donato, Italy	65,700	Manufacturing and Administrative	June 30, 2011
Shanghai, China	8,800	Administrative office	May 17, 2008
Shanghai, China	24,400	Administrative office and Research & Development	December 31, 2007

We believe that existing facilities are in excess of our needs. We are currently evaluating the most appropriate use of our existing facilities and the possibility of subleasing more of our space to third parties. We currently sublease some of the space at our facilities in Fremont, California to other companies.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against us in the form of letters and other forms of communication. We do not believe that any of these legal proceedings or claims is likely to have a material adverse effect on our consolidated results of operations, financial condition, or cash flows. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our future results of operations, cash flows, or financial position in a particular period.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flow in a particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of June 30, 2007 are as follows:

Name	Age	Position
Jo S. Major, Jr.	45	Chairman of the Board of Directors, President and Chief Executive Officer
Marla Sanchez	51	Senior Vice President and Chief Financial Officer
Giovanni Barbarossa	45	Senior Vice President and Chief Technology Officer
Patrick Edsell	58	Senior Vice President and General Manager
Yves LeMaitre	43	Senior Vice President and Chief Marketing Officer
Bradley Kolb	48	Senior Vice President, Operations

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

Marla Sanchez has served as our Senior Vice-President and Chief Financial Officer since October 2006. She joined Avanex as a consultant in August 2006. Prior to joining Avanex, Ms. Sanchez previously served as consultant to SDL Ventures, an investment firm, from January 2005 to October 2006, and in that capacity served as Interim Chief Financial Officer for two of SDL Ventures’ portfolio companies. From April 2001 until January 2005, Ms. Sanchez was a consultant and a private investor. From January 1999 until April 2001, Ms. Sanchez served as Corporate Controller for SDL, Inc., a fiber optic company. Previously, Ms. Sanchez served as Director, Manufacturing Finance and Cost Systems at VLSI Technology, as Division Controller at Diasonics Corporation and as Corporate Controller at Ridge Computers. Ms. Sanchez holds an M.B.A. from the University of Santa Clara and a M.S. and B.S. degree in biological sciences from Stanford University.

Giovanni Barbarossa, has served as our Senior Vice President and Chief Technology Officer since May 2002. Dr. Barbarossa led the Active Component Business Unit from August 2004 to June 2005 and served as Vice President of Product Development from May 2001 to August 2004. Prior to being promoted to Vice President of Product Development, Dr. Barbarossa was Director of Research and Development from February 2000 until May 2001. From 1999 to February 2000, Dr. Barbarossa served as Project Manager in the Optical Networking Division of Agilent Technologies. Dr. Barbarossa held various positions, including Team Leader in the Optical Application Specific Integrated Circuits Department and Member of Technical Staff of Bell Laboratories at Lucent Technologies, a developer and manufacturer of communications products, from 1995 through 1999. Dr. Barbarossa received his Ph.D. degree in Electronics Engineering from the University of Glasgow, U.K. and a B.S. degree in Electrical Engineering from the University of Bari, Italy.

Patrick Edsell has served as our Senior Vice President and General Manager since March 2007. Mr. Edsell brings over 30 years of senior executive experience in the optical and microelectronic industries. Prior to joining Avanex, he was the President and Chief Executive Officer at NP Photonics, Inc. from February 2004 to March 2007, specializing in the sensing, medical and R&D markets. From February 2002 to February 2004, Mr. Edsell was President and Chief Executive Officer at Gigabit Optics Corp., a start-up company focused on the invention and commercialization of micron level optical platforms for enterprise and metro datacom and telecom networks. Previously, he was President and Chief Executive Officer at Spectra-Physics, Inc., a global company that develops broad-based laser technology for the worldwide computer/micro-electronics manufacturing, medical, graphics, telecom and research markets, from October 1990 to February 2002. From 1975 to 1990, he also held upper management positions at Applied Power, Inc., Pharos AB in Stockholm, Sweden, GP Technologies, Sun

Company and General Electric. Mr. Edsell received his M.B.A. in Finance from the University of New Mexico, a Master’s in Economics from Ohio State University, and B.S. in Economics from the U.S. Air Force Academy.

Yves LeMaitre has served as our Senior Vice President and Chief Marketing Officer since October 2006 and previously served as Vice President and General Manager of the Optical Components group from May 2005. Prior to joining Avanex, Mr. LeMaitre was President and Chief Executive Officer of Lightconnect Inc., a supplier of MEMS components and modules for optical networking applications company based in California. Mr. LeMaitre worked at Lightconnect Inc. from September 2001 to April 2005. Previously, Mr. LeMaitre held various positions including Vice President and General Manager of Core Data Products at Alcatel USA, Inc. from July 1994 to September 2001. Mr. LeMaitre also worked with Alcatel’s joint venture with Sprint International and various senior marketing and engineering management positions in France, the Netherlands and Italy for Alcatel and SITA. Mr. LeMaitre received an engineering degree from ENST (École Nationale Supérieure des Télécommunications) in Paris, France and received his master’s degree in mathematics and computer science at Nantes University in France.

Bradley Kolb joined Avanex in March 2006, as Senior Vice-President of Operations. Mr. Kolb has 20 years of operational roles and an extensive background in the management of contract manufacturing in different continents including Europe, North America and Asia. Between October 2003 and March 2006, Mr. Kolb was Vice President of Operations and Chief Financial Officer at Vivato, Inc., a venture capital backed startup firm. Between January 2001 and September 2003, Mr. Kolb was Vice President of Operations at Proxim Inc., a manufacturer of wireless networking equipment for WiFi and broadband wireless networks. Between 1999 and 2001, Mr. Kolb was Vice President of Operations at Resilience Corporation, a venture backed company producing fault tolerant computers. Previously, Mr. Kolb held various positions at American Microdevices Manufacturing Inc., Motorola-Indala Corporation, Litton Applied Technology and Varian Associates. Mr. Kolb holds an M.B.A. from the Graduate School of Business at the University of Chicago, and a B.S. degree in Electrical Engineering from the University of Illinois.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “AVNX.” The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the NASDAQ Global Market for each of the last eight quarters ending June 30, 2007:

	High	Low
Fiscal year 2006 Quarters Ended:
September 30, 2005	$1.07	$0.81
December 31, 2005	$1.40	$0.62
March 31, 2006	$3.25	$0.99
June 30, 2006	$3.29	$1.38

Fiscal year 2007 Quarters Ended:
September 30, 2006	$1.92	$1.25
December 31, 2006	$2.11	$1.49
March 31, 2007	$2.28	$1.76
June 30, 2007	$1.83	$1.49

On August 22, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $1.68 per share. As of August 22, 2007, there were approximately 545 stockholders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended June 30, 2007, 2006 and 2005 and the balance sheet data as of June 30, 2007 and 2006 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data set forth below for the years ended June 30, 2004 and 2003 and the balance sheet data as of June 30, 2005, 2004 and 2003 are derived from audited financial statements not included in this Annual Report.

	2007 (1)	2006 (1)	2005	2004 (2)	2003 (3)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$212,755	$162,944	$160,695	$106,932	$21,416
Cost of revenue	174,550	154,484	165,258	133,259	29,833

Gross (loss) profit	38,205	8,460	(4,563)	(26,327)	(8,417)
Operating expenses:
Research and development	25,231	23,471	33,124	42,107	16,063
Sales and marketing	15,261	13,236	16,803	19,808	5,921
General and administrative	23,278	16,652	17,758	24,718	13,358
Amortization of intangibles	2,703	5,448	5,723	4,573	200
Impairment of long-lived assets	—	—	—	—	1,548
Restructuring	1,511	1,912	29,272	3,779	22,438
Gain on disposal of property and equipment	(527)	(5,064)	(1,850)	—	—
Loss on sale of subsidiary	3,216

Total operating expenses	70,673	55,655	100,830	94,985	59,528

Loss from operations	(32,468)	(47,195)	(105,393)	(121,312)	(67,945)
Interest and other income (expense), net	2,327	(7,497)	(2,978)	3,299	2,533

Loss from continuing operations before discontinued operations and cumulative effect of an accounting change	(30,141)	(54,692)	(108,371)	(118,013)	(65,412)
Loss from discontinued operations	—	—	—	(6,054)	—

Loss before cumulative effect of an accounting change	(30,141)	(54,692)	(108,371)	(124,067)	(65,412)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	—	(37,500)

Loss before income taxes	(30,141)	(54,692)	(108,371)	(124,067)	(102,912)
Provision for income taxes	(464)	—	—	—	—

Net loss	$(30,605)	$(54,692)	$(108,371)	$(124,067)	$(102,912)

Loss per share from continuing operations before discontinued operations and effect of an accounting change basic and diluted	$(0.14)	$(0.34)	$(0.75)	$(0.90)	$(0.96)
Loss per share from discontinued operations basic and diluted	$—	$—	$—	$(0.05)	$—
Loss per share before cumulative effect of an accounting change basic and diluted	$(0.14)	$(0.34)	$(0.75)	$(0.95)	$(0.96)
Cumulative effect of an accounting change basic and diluted	$—	$—	$—	$—	$(0.55)
Net loss per common share basic and diluted	$(0.14)	$(0.34)	$(0.75)	$(0.95)	$(1.51)
Weighted average number of shares used in computing basic and diluted net loss per common share	212,952	163,242	144,253	130,561	68,371

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$47,399	$74,335	$73,905	$89,090	$87,591
Long-term investments	$—	$—	$—	$55,145	$47,063
Working capital	$63,149	$82,364	$75,720	$83,804	$64,708
Total assets	$135,000	$165,558	$199,656	$275,196	$154,615
Long-term liabilities	$9,619	$29,187	$52,919	$26,556	$28,173
Total stockholders’ equity	$72,082	$73,338	$53,748	$157,464	$96,262

(1)	Net loss for fiscal 2007 and fiscal 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) of $7.1 and $4.5 million, respectively, related to employee stock options and employee stock purchases. For the years ending June 30, 2005, 2004 and 2003, the Company accounted for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognized no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. See Note 13 to the Consolidated Financial Statements.
(2)	We acquired Alcatel’s and Corning’s optical components businesses on July 31, 2003 in a transaction accounted for as a purchase. Additionally, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The consolidated statement of operations for fiscal year 2004 include the results of operations of the optical components businesses acquired from Alcatel and Corning subsequent to July 31, 2003 and the optical systems business acquired from Vitesse subsequent to August 28, 2003.
(3)	In fiscal 2003, we recognized a cumulative charge of $37.5 million for the impairment of goodwill upon the adoption of SFAS 142, “Goodwill and Other Intangible Assets”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. For ease of reference, we refer to the fiscal years ended June 30, 2007, June 30, 2006 and June 30, 2005 as fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition of the optical components businesses of Alcatel Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of June 30, 2007, our accrued restructuring liability balance was $11.1 million, consisting of excess facilities costs payable through 2013.

The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities, and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we had opened an operations center in Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region. In July 2005, we announced the opening of a development and marketing office in Shanghai, China. In March 2007, we announced the sale of ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France, which operated our semiconductor fabs and associated product lines located in Nozay, France. This transaction closed on April 16, 2007.

Although we have relocated most of our manufacturing operations to reduce our production costs, we expect to continuously take actions to further reduce costs and improve our gross margins. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expectations.

Net Revenue. The market for optical equipment continues to evolve and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products can be lengthy, and the practice of customers in the communications industry to sporadically place orders with short lead times may cause our net revenue, gross margin, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. During fiscal 2007, sales to Alcatel-Lucent and Tellabs accounted for 29% and 17% of our net revenue, respectively. During fiscal 2006, sales to Alcatel and Nortel accounted for 27% and 11% of our net revenue, respectively. During fiscal 2005, sales to Alcatel accounted for 34% of our net revenue. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers, as evidenced by the increase in customer concentration.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. We wrote off excess and obsolete inventory of $12.9 million in fiscal 2007, $12.8 million in fiscal 2006 and $8.2 million in fiscal 2005.

Gross Margin. Gross margin represents revenue less cost of revenue. During fiscal 2007, gross margin increased to 18% of revenue, which was an increase in gross margin of 13 percentage points over our fiscal 2006 gross margin of 5%. The increase was due to a more profitable mix of products sold to our customers, decreased vendor costs, improved yields, and cost reductions resulting from having our design and operations teams working with our contract manufacturers to lower production costs.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, costs of allocated facilities, non-recurring engineering charges, and prototype costs related to the design, development, testing, pre-manufacturing, and significant improvement of our products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related personnel costs of employees in sales, marketing, customer service, and application engineering functions, costs of allocated facilities, and promotional and other marketing expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive, finance, accounting, legal, and human resources personnel, costs of allocated facilities, recruiting expenses, professional fees, and other corporate expenses.

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

Gain on Disposal of Property and Equipment. Gain on disposals includes gains incurred as a result of disposal of property, plant, or equipment for an amount greater than the net book value.

Loss on Sale of Subsidiary. Loss on sale of subsidiary consists of the net loss from the sale of our subsidiary in France on March 1, 2007.

Interest and Other Income. Interest and other income consist primarily of interest earned from the investment of our cash and cash equivalents, short-term investments, and long-term investments. In addition, other income in fiscal 2005 includes a gain recognized in relation to warrants issued in connection with our May, 2005 convertible notes offering.

Interest and Other Expense. Interest and other expense consists primarily of interest expense associated with borrowings under our line of credit, senior secured convertible notes, capital lease obligations, equipment loans, and foreign currency exchange rate loss.

Income Taxes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

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

Revenue Recognition. Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. We recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns and price adjustments in the same period as when the related revenues are recorded. These estimates are based on historical sales returns and adjustments, other known factors, and our return policy. If future sales returns or price adjustment levels differ from the historical data we use to calculate these estimates, changes to the provision may be required. We generally do not accept product returns from customers; however, we do sell our products under warranty. The specific terms and conditions of our warranties vary by customer and region in which we do business; the warranty period is generally one year.

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. At June 30, 2007, we determined that an allowance was not required. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers.

Excess and Obsolete Inventory. We write off the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as products that we no longer market or for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us.

In estimating excess inventory, we use a range of six-month to twelve-month demand forecast. We assess inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis including, but not limited to forecasted sales levels by product, expected product life cycle, product development plans, and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers, and working with sub-contract manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

Goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which we consider our sole operating unit. Measurement of the fair value of the reporting unit in our annual test for impairment is determined using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which was determined based on our current market capitalization, and goodwill was determined not to be impaired at June 30, 2007.

Impairment of Long-lived Assets. We evaluate the recoverability of long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

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

In March 2007, we sold our subsidiary in France. Pursuant to the provisions of French bankruptcy law, in the event that Avanex France, now “3S Photonics,” declares bankruptcy after such sale, we may be held liable, as “manager de facto” of 3S Photonics for the payment of all or part of the liabilities of 3S Photonics, should it appear that we committed mismanagement, which would have solely or partially led to the bankruptcy of 3S Photonics, and these liabilities could be significant. Such liability, if incurred, could have a material adverse effect on our business, results of operations, and financial condition. In addition, we agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to, and at the time of sale, and approximately €2 million for other liabilities. As of June 30, 2007, the Company had accrued $2.7 million under Other Accrued Expenses for an escrow account related to the sale.

Income Taxes. We account for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating loss and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

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

Under the modified prospective transitional method, share-based compensation is recognized for awards granted, modified, repurchased, or cancelled subsequent to the adoption of SFAS 123(R). In addition, share-based compensation is recognized, subsequent to the adoption of SFAS 123(R), for the remaining portion of the vesting period (if any) for outstanding awards granted prior to the date of adoption. Prior periods have not been adjusted and we continue to provide pro forma disclosure as if we had accounted for employee share-based payments in all periods presented under the fair value provisions of SFAS No. 123, “Accounting for Stock-based Compensation”, which is presented in Note 13 to Consolidated Financial Statements, under the topic “Stock-based Compensation”.

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

Refer to Note 13 “Stock-based Compensation” in the Notes to Consolidated Financial Statements for details of stock options and share-based compensation costs recorded during the year ended June 30, 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted this statement in fiscal 2007.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue of certain items in our Consolidated Statements of Operations:

	Years Ended June 30,
	2007	% of rev	2006	% of rev	2005	% of rev
Net revenue	212,755	100%	162,944	100%	160,695	100%
Cost of revenue	174,550	82%	154,484	95%	165,258	103%

Gross profit	38,205	18%	8,460	5%	(4,563)	-3%
Operating expenses:
Research and development	25,231	12%	23,471	14%	33,124	21%
Sales and marketing	15,261	7%	13,236	8%	16,803	10%
General and administrative	23,278	11%	16,652	10%	17,758	11%
Amortization of intangibles	2,703	1%	5,448	3%	5,723	4%
Restructuring	1,511	1%	1,912	1%	29,272	18%
Gain on disposal of property and equipment	(527)	0%	(5,064)	-3%	(1,850)	-1%
Loss on sale of subsidiary	3,216	2%	—	0%	—	0%

Total operating expenses	70,673	33%	55,655	34%	100,830	63%

Loss from operations	(32,468)	-15%	(47,195)	-29%	(105,393)	-66%
Interest and other income	2,292	1%	2,787	2%	3,607	2%
Interest and other expense	35	0%	(10,284)	-6%	(6,585)	-4%

Loss before income taxes	(30,141)	-14%	(54,692)	-34%	(108,371)	-67%
Provision for income taxes	(464)	0%	—	0%	—	0%

Net loss	(30,605)	-14%	(54,692)	-34%	(108,371)	-67%

Net Revenue

Net revenue for fiscal 2007 was $212.8 million, which represents an increase of $49.9 million or 31% from net revenue of $162.9 million for fiscal 2006. The increase in revenue was attributable to an overall increase in demand for our products from existing customers and the introduction of new products.

Net revenue for fiscal 2006 was $162.9 million, which represents an increase of $2.2 million or 1% from net revenue of $160.7 million for fiscal 2005. The increase in revenue was primarily attributable to an increase in demand from certain existing customers and the introduction of new products, which contributed to revenue during the year.

During fiscal 2007, sales to Alcatel-Lucent and Tellabs accounted for 29% and 17% of our net revenue, respectively. During fiscal 2006, sales to Alcatel and Nortel accounted for 27% and 11% of our net revenue, respectively. During fiscal 2005, sales to Alcatel accounted for 34% of our net revenue. Sales to our major customers vary significantly from year to year, and we do not have the ability to predict sales to these customers.

Net revenue from customers outside the United States accounted for $137.6 million, $113.8 million and $98.7 million of total net revenue, or 65%, 70% and 61%, for the years ended June 30, 2007, 2006 and 2005, respectively.

Cost of Revenue and Gross Margin

Cost of revenue increased to $174.5 million for fiscal 2007 from $154.5 million for fiscal 2006. The increase was primarily due to the increase in total net revenue.

Cost of revenue decreased to $154.5 million for fiscal 2006 from $165.3 million for fiscal 2005. The decrease was primarily due to the transfer of most of our internal manufacturing operations to contract manufacturers, which reduced our direct labor and manufacturing overhead costs.

We wrote off excess and obsolete inventory of $12.9 million in fiscal 2007, $12.8 million in fiscal 2006 and $8.2 million in fiscal 2005. In fiscal 2007, the write-off was primarily due to lower demand for certain products and lower expected usage of previously purchased inventory. In fiscal 2006 the write-off was primarily due to lower than expected usage of previously purchased inventory. In fiscal 2005 the write-off was due primarily to lower demand for certain products, and secondarily to discontinued products. We sold inventory previously written-off with original cost totaling $1.2 million, $0.2 million and $1.1 million for fiscal 2007, 2006 and 2005, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. Cost of revenue for fiscal 2007, 2006 and 2005 was also offset by $1.4 million, $4.4 million and $2.8 million, respectively, for reversals of previous warranty accruals.

Our gross margin percentage improved to 18% for fiscal 2007 from 5% for fiscal 2006, primarily due to cost reductions associated with shifting global manufacturing operations to contract manufacturers in lower-cost regions and increased focus on design for manufacturability to achieve lower costs. In addition, the improvement in gross margin percentage was driven by a shift to products with higher volume and higher gross margins. Our gross margin percentage improved to positive 5% for fiscal 2006, compared to negative 3% for fiscal 2005, primarily due to cost reductions resulting from the transfer of most of our global manufacturing operations to contract manufacturers in lower-cost regions.

We have recently experienced consistent positive gross margins due to new product introductions and the transfer of our global manufacturing operations to contract manufacturers in lower-cost regions. Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

Research and Development

Research and development expenses increased $1.7 million to $25.2 million for fiscal 2007 from $23.5 million for fiscal 2006. As a percentage of net revenue, research and development expenses decreased to 12% for fiscal 2007 from 14% for fiscal 2006. The increase in research and development expenses was primarily due to increased personnel-related costs (such as stock-based compensation expenses and increased headcount in China, offset by closure of our R&D office in Thailand and sale of our office in France) and patent-related legal expenses. We expect our research and development expenses to remain level as a percentage of revenue in fiscal 2008. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in the future.

Research and development expenses decreased $9.6 million to $23.5 million for fiscal 2006 from $33.1 million for fiscal 2005. As a percentage of net revenue, research and development expenses decreased to 14% for fiscal 2006 from 21% for fiscal 2005. During fiscal 2006, we reduced the number of research and development employees from 204 at June 20, 2005 to 179 at June 30, 2006.

Sales and Marketing

Sales and marketing expenses increased $2.1 million to $15.3 million for fiscal 2007 from $13.2 million for fiscal 2006. As a percentage of net revenue, sales and marketing expenses decreased to 7% in fiscal 2007 from 8% in fiscal 2006. The increase in sales and marketing expenses was primarily due to personnel-related costs (such as stock-based compensation expense and commissions), increased travel expenses and increased corporate marketing expenses. We expect our sales and marketing expenses to remain level or decline as a percentage of revenue in fiscal 2008. There can be no assurance that our sales and marketing expense will not increase in the future.

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

General and Administrative

General and administrative expenses increased $6.6 million to $23.3 million for fiscal 2007 from $16.7 million for fiscal 2006. As a percentage of net revenue, general and administrative expenses increased to 11% in fiscal 2007 from 10% in fiscal 2006. The primary reasons for the increase were increased audit and legal expenses, consulting due diligence expenses related to a potential acquisition that we decided not to pursue, and increased personnel-related expenses (such as stock-based compensation expense). We expect general and administrative expenses to decline as a percentage of revenue in fiscal 2008. There can be no assurance that our general and administrative expenses will decline in the future.

General and administrative expenses decreased $1.1 million to $16.7 million for fiscal 2006 from $17.8 million for fiscal 2005. The primary reasons for the decrease were reductions in our allowance for doubtful accounts, salaries, and fringe benefits, offset by increased stock-based compensation expense, facilities expenses and audit and legal expenses.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $2.7 million to $2.7 million for fiscal 2007, from $5.4 million for fiscal 2006. The decrease was primarily attributable to some of the intangible assets becoming fully amortized during fiscal 2007, which resulted in less expense during the remainder of fiscal 2007.

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

For fiscal 2007, restructuring expenses of $1.5 million resulted from an additional provision for severance benefits totaling $0.3 million, combined with expenses for abandoned facilities in the amount of $1.2 million.

For fiscal 2006, restructuring expenses of $1.9 million resulted from an additional provision for severance benefits totaling $1.6 million, combined with expenses for abandoned facilities in the amount of $0.9 million, offset by recovery of previously recorded provisions in the amount of $0.6 million.

During fiscal 2006, we approved work force reduction plans affecting 41 employees in order to reduce operating expenses and improve our cost structure. The reduction in force was completed in October 2006. The costs associated with this restructuring consisted primarily of severance costs. In addition, other previously announced workforce reduction plans remain in progress, including plans in connection with our fiscal 2004 acquisitions of the optical components businesses of Alcatel and Corning. Our accrued restructuring liability balance at June 30, 2007 was $11.1 million and will be payable through 2013.

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

Loss on Sale of Subsidiary

On March 1, 2007, we entered into a Share Purchase Agreement with Global Research Company, a société à responsibilité limitée incorporated under the laws of France (“GRC”), and Mr. Didier Sauvage, an individual and former employee of Avanex (together with GRC, the “Purchasers”), pursuant to which we would sell ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France (“Avanex France”), a société anonyme incorporated under the laws of France, which owned our semiconductor fabs and associated product lines located in Nozay, France, to the Purchasers for the nominal amount of €1.00. The sale closed on April 16, 2007. The Purchasers changed the name of Avanex France to “3S Photonics” following the closing.

The sale involved the divestiture of our laser, terrestrial and submarine pumps and Fiber Bragg Grating (FBG) product lines. We will continue to operate our optical interfaces (OIF) business and optical fiber amplifiers and raman amplifiers (OAX) business, which have been transferred to a new wholly owned subsidiary of Avanex in France, prior to the Closing.

We recorded a loss of $3.2 million on the sale primarily as a result of the approximately $24.9 million cash paid, transaction expenses incurred of approximately $1.0 million, and transfer of approximately $4.3 million of assets, partially offset by approximately $15.9 million of liabilities written-off, the assumption of approximately $6.7 million of liabilities by 3S Photonics, write-off of cumulative translation gain related to Nozay of approximately $3.3 million, and a reduction of the pension obligation of approximately $1.1 million related to the sale.

Interest and Other Income

Interest and other income decreased $0.5 million to $2.3 million in fiscal 2007 from $2.8 million in fiscal 2006. The primary reason for this decrease was the release of a previously accrued property tax accrual in the prior year, partially offset by a slight increase in interest income.

Interest and other income decreased $0.8 million to $2.8 million in fiscal 2006 from $3.6 million in fiscal 2005. The primary reason for the decrease was no-reoccurrence of the $0.7 million gain experienced in fiscal 2005 from a derivative instrument in connection with our convertible notes offering.

Interest and Other Expense

Interest and other expense decreased by $10.2 million in fiscal 2007 to $0.1 million from $10.3 million in fiscal 2006. The primary reason for the decrease was the loss on extinguishment of debt in fiscal 2006, a decrease in interest expense due to the conversion of the senior convertible notes, and a decrease in foreign currency transaction gains.

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

Provision for Income Taxes

The provisions for income taxes of $0.5 million and $0 million were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions for fiscal 2007 and 2006, respectively. The income tax provision for fiscal 2007 reflects an effective tax rate of negative 2%, which differs from the statutory tax rate due to the tax impact of income from foreign operations and unbenefited losses in the U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with SFAS 109.

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes ” provides for the recognition of deferred tax assets, if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes its historical operating performance and reported cumulative net losses since inception, we provide a full valuation allowance against our net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis.

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

On May 19, 2005, we issued an aggregate of $35 million principal amount of 8.0% senior secured convertible notes due 2008 in a private placement to institutional investors. Net proceeds, after an aggregate of $2.1 million in issuance costs and two years of prepaid interest in the amount of $5.6 million, were $27.3 million. On November 8, 2005, certain terms of the May 2005 convertible note financing were amended pursuant to amendment agreements entered into between Avanex and each holder of such notes, and we issued amended and restated notes and amended and restated warrants to such holders. The amended and restated notes were convertible into shares of common stock at a price of $0.90 per share, subject to adjustment upon specified events, including a broad-based anti-dilution provision that until January 27, 2006 contained a floor price of $0.7279 (subject to adjustment for stock splits, combinations or similar events). The floor price was eliminated upon receipt of stockholder approval of the issuance of the common stock underlying the amended and restated notes at a Special Meeting of Stockholders held on January 27, 2006. Pursuant to each Amendment Agreement, we and each holder also agreed to amend and restate such holder’s warrants, primarily to amend the exercise price to $1.13. During the years ended June 30, 2006 and 2007, $29.5 million and $5.5 million of the outstanding notes were converted to common stock at the request of the convertible note holders. As a result of the conversions, no convertible notes were outstanding at June 30, 2007.

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

In connection with our March 1, 2007 financing, the holders of such warrants received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 117,221 additional shares being issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $2.73 per share to $2.68 per share. The sale of common stock and issuance of the warrants was made pursuant to an effective registration statement on Form S-3.

On March 1, 2007, we sold 10,795,056 shares of common stock of Avanex at a price per share of $1.8527 for an aggregate purchase price of $20 million. The purchaser also received a warrant to purchase up to an additional 2,698,764 shares of common stock. The warrant is exercisable at an exercise price of $2.1452 per share and for a term starting March 31, 2007 and ending March 1, 2011. For more information, please see Note 12 to Consolidated Financial Statements.

Avanex leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. There were minimal payments due under capital lease agreements as of June 30, 2007.

As of June 30, 2007, Avanex had cash and cash equivalents of $14.9 million and short-term investments of $28.9 million for an aggregate of $43.8 million, excluding restricted cash of $3.6 million.

The fiscal 2007 decrease in cash and cash equivalents was due primarily to the sale of 10.8 million shares of common stock in March 2007 generating $18.7 million in proceeds net of offering costs and $9.8 million decrease in short-term investments, offset by net cash used in operations of $44.6 million. The fiscal 2007 decrease of $3.1 million in restricted cash was primarily due to a reduction in our obligation on operating leases, which reduced the cash held against those leases.

The net cash used in operating activities of $46.1 million was due primarily to our $30.6 million net loss for fiscal 2007 and $19.6 million impact of the sale of our subsidiary in France, partially offset by $25.8 million of non-cash charges. Changes in working capital during fiscal 2007 used $21.8 million of cash.

Net cash provided by investing activities during fiscal 2007 was $9.3 million, comprising a $3.1 million decrease in restricted cash and $9.8 million representing the net change in short-term investments, offset by capital purchases of $2.4 million.

Net cash provided by financing activities was $21.5 million during fiscal 2007, primarily the result of our March 2007 equity offering, and proceeds from the issuance of common stock under our employee stock option plans and employee stock purchase plan. These net proceeds were partially offset by payments on short-term debt, long-term debt and capital lease obligations.

Our contractual obligations at June 30, 2007 were as follows (in thousands):

	Contractual Obligations Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital lease obligations	$12	$22	$2	$—	$36
Operating leases	4,809	8,696	2,984	77	16,566
Pension	—	—	—	185	185
Severance	241	—	—	—	241
Unconditional purchase obligations	31,252	—	—	—	31,252

	$36,314	$8,718	$2,986	$262	$48,280

We have unconditional purchase obligations to certain of our suppliers and contract manufacturers that support our ability to manufacture our products. As of June 30, 2007, we had approximately $31.3 million of unconditional purchase obligations, none of which is included on our balance sheet in accounts payable.

Under operating leases and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $2.8 million and $8.3 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of June 30, 2007.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for our fiscal year beginning July 1,2007. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated balance sheet and statement of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material impact on our consolidated balance sheet and statement of operations for fiscal 2007.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of the adoption of Statement 157 on our consolidated balance sheet and statement of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for our fiscal year beginning July 1, 2008, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated balance sheet and statement of operations.

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

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at June 30, 2007 and June 30, 2006:

	June 30, 2007	June 30, 2006
Amortized cost	$32,575	$45,210
Fair market value	32,562	45,372
Average annual interest rate	5.09%	3.09%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France, and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 30, 2007 would have led to an additional profit of approximately $0.7 million (dollar strengthening), or an additional loss of approximately $0.7 million (dollar weakening) on our net dollar position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk, and currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Avanex Corporation:

We have audited the accompanying consolidated balance sheets of Avanex Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avanex Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 4, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

As discussed in Note 10 to the consolidated financial statements, on June 30, 2007, the Company changed its method of accounting for defined benefit pension and other postretirement plans upon the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). In addition, as discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement No. 123(R), Share-Based Payment, effective July 1, 2005, based on the modified prospective application transition method.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

September 4, 2007

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$14,837	$28,963
Restricted cash and investments	3,620	6,676
Short-term investments	28,942	38,696
Accounts receivable	33,764	26,768
Inventories	15,188	18,417
Due from related party	14,381	10,404
Other current assets	5,716	15,473

Total current assets	116,448	145,397
Property and equipment, net	5,900	5,668
Intangibles, net	559	3,246
Goodwill	9,408	9,408
Deposits and other assets	2,685	1,839

Total assets	$135,000	$165,558

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,549	$38,276
Accrued compensation	6,091	6,872
Accrued warranty	873	1,799
Due to related party	2,144	4,475
Other accrued expenses and deferred revenue	8,796	4,467
Current portion of long-term obligations	9	823
Current portion of accrued restructuring	2,837	6,321

Total current liabilities	53,299	63,033
Long-term liabilities:
Accrued restructuring	8,269	13,252
Convertible notes	—	4,569
Other long-term obligations	1,350	11,366

Total liabilities	62,918	92,220

Stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 and 300,000,000 shares authorized at June 30, 2007 and 2006, respectively; 226,184,325 and 204,361,846 shares outstanding (net of 157,656 and 160,749 treasury shares) at June 30, 2007 and 2006, respectively	226	204
Additional paid-in capital	775,901	742,951
Accumulated other comprehensive income	1,064	4,687
Accumulated deficit	(705,109)	(674,504)

Total stockholders’ equity	72,082	73,338

Total liabilities and stockholders’ equity	$135,000	$165,558

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended June 30,
	2007	2006	2005
Net revenue:
Third parties	$151,380	$119,054	$105,568
Related parties	61,375	43,890	55,127

Total net revenue	212,755	162,944	160,695
Cost of revenue:
Cost of revenue except for purchases from related parties	174,059	151,758	155,056
Purchases from related parties	491	2,726	10,202

Total cost of revenue	174,550	154,484	165,258

Gross profit (loss)	38,205	8,460	(4,563)
Operating expenses:
Research and development	25,231	23,471	33,124
Sales and marketing	15,261	13,236	16,803
General and administrative:
Third parties	22,663	15,701	11,867
Related parties	615	951	5,891
Amortization of intangibles	2,703	5,448	5,723
Restructuring	1,511	1,912	29,272
Gain on disposal of property and equipment	(527)	(5,064)	(1,850)
Loss on sale of subsidiary	3,216

Total operating expenses	70,673	55,655	100,830

Loss from operations	(32,468)	(47,195)	(105,393)
Interest and other income	2,292	2,787	3,607
Interest and other expense	35	(10,284)	(6,585)

Loss before income taxes	$(30,141)	$(54,692)	$(108,371)
Provision for income taxes	(464)	—	—

Net loss	$(30,605)	$(54,692)	$(108,371)

Basic and diluted net loss per common share	$(0.14)	$(0.34)	$(0.75)

Weighted-average number of shares used in computing basic and diluted net loss per common share	212,952	163,242	144,253

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2004	143	663,798	(596)	(511,074)	5,193	157,464
Issuance of 611,517 shares of common stock upon exercise of stock options	1	458	—	—	—	459
Issuance of 986,123 shares of common stock relating to employee stock purchase plan	1	1,200	—	—	—	1,201
Warrants issued in connection with the issuance of senior secured debentures, net of issuance costs of $258	—	2,602	—	—	—	2,602
Accelerated vesting of 168,750 executive shares	—	106	—	—	—	106
Issuance costs related to shelf registration	—	(258)	—	—	—	(258)
Stock-based compensation	—	17	—	—	—	17
Amortization of deferred stock compensation	—	—	243	—	—	243
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	(484)	(484)
Cumulative translation adjustment	—	—	—	—	769	769
Net loss	—	—	—	(108,371)	—	(108,371)

Comprehensive loss						(108,086)

Balance at June 30, 2005	145	667,923	(353)	(619,445)	5,478	53,748
Reclassification of deferred stock compensation to additional paid-in capital upon the adoption of SFAS 123(R)	—	(353)	353	—	—	—
Issuance of 1,551,789 shares of common stock upon exercise of stock options	2	2,105	—	—	—	2,107
Issuance of 588,431 shares of common stock relating to employee stock purchase plan	1	408	—	—	—	409
Modifications of warrants, net of issuance costs of $258	—	686	—	—	—	686
Issuance of common stock, net of issuance costs of $3,509	24	44,641	—	—	—	44,665
Issuance of common stock in connection with conversion of senior secured convertible notes	32	23,089	—	—	—	23,121
Stock-based compensation	—	4,452	—	—	—	4,452
Common stock withheld on exercise of restricted stock units for tax withholding	—	—	—	(367)	—	(367)
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	461	461
Cumulative translation adjustment	—	—	—		(1,252)	(1,252)
Net loss				(54,692)	—	(54,692)

Comprehensive loss	—	—	—			(55,483)

Balance at June 30, 2006	$204	$742,951	$—	$(674,504)	$4,687	$73,338
Issuance of 355,459 shares of common stock upon exercise of stock options	—	363	—	—	—	363
Issuance of 2,843,426 shares of common stock in connection with restricted stock units	3	—	—	—	—	3
Issuance of 1,239,671 shares of common stock upon exercise of warrants	1	1,399	—	—	—	1,400
Issuance of 427,355 shares of common stock in connection with employee stock purchase plan	1	366	—	—	—	367
Issuance of 6,161,512 shares of common stock in connection with conversion of 8% senior convertible notes	6	4,980	—	—	—	4,986
Issuance of 10,795,056 shares of common stock, net of issuance costs of $1,267	11	18,733	—	—	—	18,744
Stock-based compensation	—	7,109	—	—	—	7,109
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	10	10
Cumulative translation adjustment	—	—	—		(3,968)	(3,968)
Net actuarial gain	—	—	—	—	335	335
Net loss	—	—	—	(30,605)	—	(30,605)

Comprehensive loss	—	—	—			(34,228)

Balance at June 30, 2007	$226	$775,901	$—	$(705,109)	$1,064	$72,082

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended June 30,
	2007	2006	2005
Operating Activities:
Net loss	$(30,605)	$(54,692)	$(108,371)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of property and equipment	(767)	(5,064)	(2,226)
Depreciation and amortization	2,360	5,565	9,012
Amortization of intangibles	2,698	5,448	5,723
Impairment of investment	—	—	4,400
Gain on investment in subsidiary	(223)	—	—
Prepaid amortization	—	—	322
Stock-based compensation	7,109	4,452	365
(Reversal of) provision for doubtful accounts and sales returns	1,194	(2,538)	663
Cash paid for sale of subsidiary, net of liabilities assumed	(19,557)	—	—
Loss in connection with convertible notes modification	—	4,525	—
Non-cash gain on derivatives	—	—	(740)
Non-cash interest expense	424	2,160	—
Write-down of excess and obsolete inventory	13,034	12,790	8,234
Changes in operating assets and liabilities:
Accounts receivable	(7,646)	(10,727)	(9,714)
Inventories	(11,739)	5,488	(4,982)
Other current assets	8,813	16,828	529
Other assets	331	(53)	(1,147)
Due to/from related parties	(10,595)	10,364	(1,818)
Accounts payable	(1,685)	8,127	1,743
Accrued compensation	3,312	(2,912)	(418)
Accrued restructuring	(3,462)	(26,787)	6,654
Accrued warranty	(1,006)	(3,521)	(857)
Other accrued expenses and deferred revenues	1,892	(12,053)	1,141

Net cash used in operating activities	(46,118)	(42,600)	(91,487)

Investing Activities:
Purchases of investments	(418,704)	(123,005)	(41,996)
Maturities of investments	428,468	123,699	125,837
Decrease (increase) in restricted cash	3,085	1,489	(8,165)
Investment in third parties	(1,250)	—	—
Purchases of property and equipment	(2,403)	(2,508)	(882)
Proceeds from sale of property and equipment	106	4,824	4,782

Net cash provided by investing activities	9,302	4,499	79,576

Financing Activities:
Proceeds from issuance of capital lease obligations	637	—	—
Payments on capital lease obligations	—	(2,268)	(4,563)
Payments in connection with convertible notes modification	—	(4,075)	—
Proceeds from short-term borrowings	—	—	31,219
Payments on short-term borrowings	—	—	(34,942)
Borrowings under financing arrangements	—	—	24,466
Proceeds from issuance of common stock	20,869	47,181	1,402

Net cash provided by financing activities	21,506	40,838	17,582

Effect of exchange rate changes on cash	1,184	(585)	(497)

Net increase in cash and cash equivalents	(14,126)	2,152	5,174
Cash and cash equivalents at beginning of period	28,963	26,811	21,637

Cash and cash equivalents at end of period	$14,837	$28,963	$26,811

Supplemental Information:
Cash paid during the period for:
Interest expense	$36	$164	$849
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$—	$2,815
Issuance of common stock upon acquisitions	$—	$—	$—
Issuance and modifications of warrants	$—	$686	$3,602
Conversion of senior convertible notes into common stock	$4,994	$23,121	$—
Investment in equity securities in exchange for equipment	$—	$658	$—
Reduction of pension liability in connection with sale of subsidiary	$2,122	$—	$—
Pension liability recognized in accumulated other comprehensive income	$335	$—	$—
Net issuance of restricted stock awards (restricted stock and restricted stock units)	$4,124	$2,812	$—

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

demand deposit accounts, money market accounts and short-term investments primarily with three financial institutions. The Company invests its excess cash principally in debt securities.

The Company sells its products primarily to large communications equipment vendors. The Company extends reasonably short collection terms but does not require collateral from its customers. When the Company becomes aware, subsequent to delivery, of a customer’s potential inability to meet its payment obligations, the Company records a specific allowance for doubtful accounts. In prior years, we also recorded an allowance for doubtful accounts based on the length of time the receivables were past due. In the last three years, our uncollectible accounts experience has been almost nil. At June 30, 2007, we determined that an allowance was not required. In addition, when the Company approves sales returns or becomes aware of disputed sales invoices, the Company records an allowance for sales returns and price adjustments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of its sales to a limited number of customers. The Company has not experienced significant credit losses to date. Concentrations of credit risk, with respect to these financial instruments, exist to the extent of amounts presented in the financial statements.

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

In estimating excess inventory, the Company used a range of six-month to twelve-month demand forecast in fiscal 2007 and 2006. In addition, we assess inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis including, but not limited to, forecasted sales by product, expected product life cycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with sub-contract manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold resulting in lower cost of sales and higher income from operations than expected in that period.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or two to four years for computer hardware and software except for enterprise resource planning software, three years for production and engineering equipment, and five years for office equipment, furniture and fixtures, and enterprise resource planning software. The Company amortizes capital leases and leasehold improvements using the straight-line method over the lesser of the assets’ estimated useful lives or remaining lease terms (typically two to five years).

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which is our sole operating unit. Measurement of the fair value of the reporting unit is determined annually using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which was determined based on our current market capitalization to exceed its carrying value, and goodwill was determined not to be impaired at June 30, 2007.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. We also periodically reassess the estimated remaining useful lives of our long lived assets. As of June 30, 2007, we determined there was no impairment of long-lived assets.

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

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in fiscal 2007.

Contingency Accruals

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.

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

Accumulated Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” (“FAS 130”) requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities, net actuarial gain, and foreign currency translation adjustments be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements of Stockholders’ Equity. Foreign currency translation adjustments for the years ended June 30, 2007, 2006 and 2005 resulted in losses of $4.0 million and $1.3 million and a gain of $0.8 million, respectively. For the years ended June 30, 2007, 2006 and 2005, there were unrealized gains (losses) on investments of $10,000, $0.5 million and ($0.5) million, respectively. Pension actuarial gain recognized for the year ended June 30, 2007 was $0.3 million. Comprehensive loss was $34.2 million, $55.5 million and $108.1 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Revenue Recognition

The Company’s revenue recognition policy complies with United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable, and there are no uncertainties with respect to customer acceptance. In addition, when the Company approves sales returns or becomes aware of disputed sales invoices, the Company records an allowance for sales returns and price adjustments. If future sales returns differ from the historical data used to calculate these estimates, changes to the provision may be required. The Company generally does not accept product returns from customers; however, the Company does sell its

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products under warranty. Specific warranty terms and conditions vary by customer and region in which the Company does business, however, the warranty period is generally one year.

Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant.

We adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Prior to July 1, 2005, we followed Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees, ” and related interpretations in accounting for our stock compensation. For more information, please see Note 13 to Consolidated Financial Statements.

We have elected the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. Our deferred stock compensation balance of $353,000 as of June 30, 2005, which was accounted for under APB Opinion No. 25, was reclassified as a reduction of our additional paid-in-capital upon the adoption of SFAS 123(R).

In addition, the unrecognized expense of awards not yet vested at the July 1, 2005 date of adoption is recognized in net loss in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “ Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports. The cumulative effect of the change in accounting principle from APB Opinion No. 25 to SFAS 123(R) was not material, because amortization of options granted prior to adoption was based on the single-option approach.

As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), for the year ended June 30, 2005, the Company accounted for stock option grants and stock purchase rights to employees and directors in accordance with APB Opinion No. 25 and, accordingly, recognized no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. Accordingly, deferred stock compensation was recognized for an option or share purchase right that had an exercise price that was less than the fair value of the common shares and was calculated as the difference between the option price or share purchase right exercise price at the date of grant and the fair value of the Company’s common shares at that date. Such deferred stock compensation is amortized over the vesting period, generally a maximum of four years.

Equity instruments granted to consultants are accounted for under the fair value method using the Black-Scholes option-pricing model and are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

Pro forma information regarding net loss and net loss per common share under the fair value method for options and share repurchase rights granted prior to the Company’s initial public offering was estimated at the date of grant. The fair value of stock options, share purchase rights and shares issued under the employee stock purchase plan (collectively the “options”) granted subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	Year Ended June 30, 2005
	Employee Stock Option Plan	Employee Stock Purchase Plan
Risk-free interest rate	2.8%	3.0%
Weighted-average expected life	3.3 years	0.5 years
Volatility	1.04	0.76
Dividend yield	—	—

For purposes of pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting period. The Company’s pro forma information was as follows (in thousands, except per share data):

Year Ended June 30, 2005
Net Loss:
As reported	$(108,371)
Stock-based employee compensation expense included in reported net loss	366
Total stock-based employee compensation expense determined under fair value based methods for all awards	(26,136)

Pro forma net loss	$(134,141)

Basic and diluted net loss per common share:
As reported	$(0.75)

Pro forma	$(0.93)

Research and Development Costs

Research and development costs are expensed as incurred.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for our fiscal year beginning July 1, 2007. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated balance sheet and statement of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material impact on our consolidated balance sheet and statement of operations for fiscal 2007.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for our fiscal year beginning July 1, 2008. We are currently evaluating the impact of the adoption of Statement 157 on our consolidated balance sheet and statement of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for our fiscal year beginning July 1, 2008, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated balance sheet and statement of operations.

Note 2. Disposition

On March 1, 2007, the Company entered into a Share Purchase Agreement with Global Research Company, a société à responsibilité limitée incorporated under the laws of France (“GRC”), and Mr. Didier Sauvage, an individual and former employee of the Company (together with GRC, the “Purchasers”), pursuant to which the Company would sell ninety percent (90%) of the share capital and voting rights of its wholly owned subsidiary, Avanex France (“Avanex France”), a société anonyme incorporated under the laws of France, which owned the Company’s semiconductor fabs and associated product lines located in Nozay, France, to the Purchasers for the nominal amount of €1.00. The sale closed on April 16, 2007. The Purchasers changed the name of Avanex France to “3S Photonics” following the closing.

The sale involved the divestiture of the Company’s laser, terrestrial and submarine pumps and Fiber Bragg Grating (FBG) product lines. The Company will continue to operate its optical interfaces (OIF) business and optical fiber amplifiers and raman amplifiers (OAX) business, which have been transferred to a new wholly owned subsidiary of the Company in France prior to the Closing.

This sale resulted in a loss to the Company of $3.2 million primarily as a result of the approximately $24.9 million cash paid, transaction expenses incurred of approximately $1.0 million, and transfer of approximately

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.3 million of assets, partially offset by approximately $15.9 million of liabilities written-off, the assumption of approximately $6.7 million of liabilities by 3S Photonics, write-off of cumulative translation gain related to Nozay of approximately $3.3 million, and a reduction of the pension obligation of approximately $1.1 million related to the sale.

Subsequent to year-end, the Company and 3S Photonics amended a distribution agreement to permit 3S Photonics to terminate the arrangement early in exchange for fixed payments to the Company over the remaining 18-month period. The gain, if any, from early termination will be recognized at the time of termination of the distribution arrangement.

Note 3. Restructuring

A summary of the Company’s accrued restructuring liability is as follows (in thousands):

	June 30,
	2007	2006
Acquisition-related accruals	$—	$3,433
Other	11,106	16,140

Total restructuring accruals	11,106	19,573
Less current portion	(2,837)	(6,321)

Non-current portion	$8,269	$13,252

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

	June 30,
	2007	2006
Accrued restructuring related to acquisitions, beginning balance	$3,433	$4,804
Additions	—	911
Recovery	—	(312)
Cash and payments to participate and to third parties assuming liabilities	(3,433)	(1,970)

Accrued restructuring related to acquisitions, ending balance	$—	$3,433

During fiscal 2006, the Company accrued $0.6 million relating to revised estimates associated with the employee severance payment for the operation of our subsidiary in France.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2006, the Company approved a work force reduction of 41 employees due to the re-alignment of our work force as a result of the transfer of most of our manufacturing operations to third-party contract manufacturers. The reduction in force was completed in October 2006. The costs associated with this restructuring consisted primarily of severance costs of $1.7 million.

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

The following table summarizes changes in accrued restructuring for fiscal 2007 and 2006, excluding accruals related to the acquisitions noted above (in thousands):

	Accrued Liability at June 30, 2006	Additional Accruals During Fiscal 2007	Cash Payments During Fiscal 2007	Recovery During Fiscal 2007	Accrued Liability at June 30, 2007
Workforce reduction, fiscal 2004	$542	$—	$(542)	$—	$—
Workforce reduction, fiscal 2005	2,828	320	(3,135)	(2)	11
Workforce reduction, fiscal 2006	62	—	(60)	(2)	—
Abandonment of excess leased facilities	12,708	1,278	(2,803)	(88)	11,095

Total	$16,140	$1,598	$(6,540)	$(92)	$11,106

	Accrued Liability at June 30, 2005	Additional Accruals During Fiscal 2006	Cash Payments During Fiscal 2006	Recovery During Fiscal 2006	Accrued Liability at June 30, 2006
Workforce reduction, fiscal 2004	$758	$247	$(463)	$—	$542
Workforce reduction, fiscal 2005	25,723	228	(21,270)	(1,853)	2,828
Workforce reduction, fiscal 2006	—	2,234	(1,636)	(536)	62
Abandonment of excess leased facilities	14,892	1,682	(3,091)	(775)	12,708

Total	$41,373	$4,391	$(26,460)	$(3,164)	$16,140

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended June 30,
	2007	2006	2005
Net loss	$(30,605)	$(54,692)	$(108,371)
Basic and diluted weighted-average number of shares of common stock outstanding	212,952	163,242	144,253

Basic and diluted net loss per common share	$(0.14)	$(0.34)	$(0.75)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	Balance at June 30,
	2007	2006	2005
Employee stock options	13,312,450	12,688,341	19,651,000
Employee restricted stock units	4,206,895	4,066,002	—
8% convertible notes	—	6,161,511	28,925,620
Warrants attached to 8% convertible notes	7,938,018	8,677,689	8,677,689
Warrants granted to landlord	60,000	60,000	60,000
Warrants attached to March 2006 equity securities offering	7,339,727	7,222,500	—
Warrants attached to March 2007 equity securities offering	2,698,764	—	—

	35,555,854	38,876,043	57,314,309

Note 5. Consolidated Balance Sheet Detail

Cash, Cash Equivalents, and Short-term Investments

The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies, and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. To date, the Company has not experienced any significant losses on its debt investments.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the amortized cost, fair value and gross unrealized gains and losses related to available-for-sale securities, aggregated by security type.

Cash, cash equivalents, and short-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2007
Cash	$14,661	$—	$—	$14,661
Cash Equivalents—Money Market Funds	176	—	—	176
Restricted cash and investments Certificates of Deposit and United States Government Agencies	3,620	—	—	3,620
Short-term Investments
Certificates of Deposit	11	—	—	11
Commercial Paper	17,060	—	(1)	17,059
United States Government Agencies	4,019	—	(5)	4,014
Corporate Notes	3,272	1	—	3,273
Corporate Bonds	2,580	—	(9)	2,571
Foreign Debt Securities	2,013	1		2,014

Subtotal, short-term investments	28,955	2	(15)	28,942

Total cash, cash equivalents, and short-term investments	$47,412	$2	$(15)	$47,399

June 30, 2006
Cash	$19,270	$—	$—	$19,270
Cash Equivalents—Money Market Funds	9,693	—	—	9,693
Restricted cash and investments Certificates of Deposit and United States Government Agencies	6,676	—	—	6,676
Short-term Investments
Certificates of Deposit	209	—	—	209
United States Government Agencies	8,985	163	—	9,148
Corporate Bonds	29,339	—	—	29,339

Subtotal, short-term investments	38,533	163	—	38,696

Total cash, cash equivalents, and short-term investments	$74,172	$163	$—	$74,335

Inventory

Inventories consist of the following (in thousands):

	June 30,
	2007	2006
Raw materials	$4,781	$6,114
Work-in-process	591	974
Finished goods	9,816	11,329

	$15,188	$18,417

In fiscal 2007, the Company recorded charges to cost of revenue of $12.9 million for excess and obsolete inventory. The write-off was primarily due to lower demand for certain products and lower expected usage of

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously purchased inventory. In fiscal 2006, the Company recorded charges to cost of revenue of $12.8 million for excess and obsolete inventory. Management did not believe it could fully recover the purchase price of this inventory in the future. In fiscal 2005, the Company recorded charges to cost of revenue of $8.2 million for excess and obsolete inventory primarily due to excess inventory resulting from decreased demand from certain products, and from discontinued products.

The Company sold inventory previously written-off with original cost totaling $1.2 million in fiscal 2007, $0.2 million in fiscal 2006 and $1.1 million in fiscal 2005. The majority of this inventory sold in each year had been written-off in a prior year. As a result, cost of revenue associated with the sale of this inventory was zero.

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2007	2006
Computer hardware and software	$9,217	$8,538
Production and engineering equipment	34,537	33,025
Office equipment, furniture and fixtures	971	827
Leasehold improvements	1,791	1,518

Total acquisition cost	46,516	43,908
Accumulated depreciation and amortization	(40,616)	(38,240)

Net book value	$5,900	$5,668

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,
	2007	2006
VAT receivable and research tax credit receivable	$1,213	$1,504
Prepaid insurance	493	—
Prepaid rent	10	231
Advance billings by contract manufacturers	3,302	11,526
Prepaid expenses and other assets	698	2,212

	$5,716	$15,473

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s product warranty accrual for fiscal 2007 and fiscal 2006 are as follows (in thousands):

	Years Ended June 30,
	2007	2006
Balance at beginning of year	$1,799	$5,268
Accrual for sales during the year	1,334	1,826
Cost of warranty repair	(906)	(877)
Change in estimate and expiration for prior provisions	(1,354)	(4,418)

Balance at end of year	$873	$1,799

During fiscal 2006, the Company determined that the pattern for replacement as opposed to repair had shifted resulting in decreases to previous estimates for product warranty costs.

Other Accrued Expenses and Deferred Revenue

Other accrued expenses and deferred revenue consist of the following (in thousands):

	June 30,
	2007	2006
Amounts accrued under escrow agreement	$2,700	—
Professional services	1,899	$1,668
Other accruals	1,196	942
Contingent liability	981	465
Taxes—sales, refunds and other taxes	843	667
Deferred revenue	508	270
Building deposits owed to third parties	439	455
Severance	230	—

Total	$8,796	$4,467

Note 6. Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill will continue to be tested for impairment at the enterprise level. The fair value of the enterprise, which was determined based on our current market capitalization, exceeded its carrying value, and goodwill was determined not to be impaired at June 30, 2007 and 2006. Goodwill at June 30, 2007 and 2006 was $9.4 million.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Other Intangibles

The following table reflects the carrying amount of intangible assets at June 30, 2007 and June 30, 2006 (in thousands):

	Weighted- average Life, in Quarters	Net Carrying Amount, June 30, 2005	Less Fiscal 2006 Amortization	Net Carrying Amount, June 30, 2006	Less Fiscal 2007 Amortization	Net Carrying Amount, June 30, 2007
Purchased technology	21	$7,628	$(4,594)	$3,034	$(2,475)	$559
Supply agreement	15	677	(541)	136	(136)	—
Other	15	381	(305)	76	(76)	—

		$8,686	$(5,440)	$3,246	$(2,687)	$559

The future amortization of other intangible assets is as follows (in thousands):

Amount to be Amortized
Fiscal Year
2008	$559

Note 8. Related Party Transactions

One of the Company’s directors was a senior vice president of MCI at June 30, 2005 and ceased to be an employee shortly thereafter. MCI accounted for less than 1% of our net revenue for the years ended June 30, 2007, 2006, and 2005, respectively.

On July 31, 2003, Alcatel was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock in connection with the acquisitions of certain business of Alcatel and Corning. As of June 30, 2007, Alcatel and Corning owned shares representing 13% and zero percent, respectively, of the outstanding shares of Avanex common stock. As of June 30, 2006, Alcatel and Corning owned shares representing approximately 14% and zero percent, respectively, of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from Alcatel and Corning in the regular course of business. Additionally, Alcatel and Corning provided certain administrative and other transitional services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Year Ended June 30,
	2007*	2006**	2005
Related party transactions
Sales to related parties	$61,375	$43,890	$55,127
Purchases from/services provided to related parties in cost of revenue	491	2,726	10,202
Administrative and transitional services purchased from/provided to related parties; fiscal 2007 and 2006 amounts include facilities rent credits	615	951	5,891
Royalty income	—	190	483

*	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure beginning December 1, 2006.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

**	On December 31, 2005, Corning no longer owned shares in Avanex. As a result, we have only included transactions with Corning in the related party disclosure for the fiscal year of 2005 and 2006.

Amounts due from and due to related parties (in thousands):

	At June 30,
	2007*	2006	2005
Due from related parties
Total Receivables	$14,381	$10,404	$15,357
Receivables originating at date of acquisition of related parties, included in above	—	—	$1,710
Due to related parties	$2,144	$4,475	$1,549

*	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure beginning December 1, 2006.

Receivables due from related parties originating at the date of acquisition are amounts owed by Alcatel contractually payable to the Company subsequent to the original transaction.

Note 9. Commitments and Contingencies

Operating Leases

In September 1999 and April 2000, the Company entered into operating leases for its corporate headquarters and manufacturing facility. Upon the expiration of each lease in October 2009 and April 2010, the Company has an option to extend the respective lease term for an additional five-year period. In July 2004, the Company assumed certain operating leases in Europe in connection with its acquisitions. The Company also has an operating lease for certain facilities in Newark, California which the Company no longer occupies. The remaining lease obligation is included in accrued restructuring costs.

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of June 30, 2007 are as follows (in thousands):

	Total Cash Obligation	Amount Included in Accrued Restructuring Liability	Sublease Payments	Future Expense
Years ending June 30,
2008	$5,806	$(2,837)	$(998)	$1,971
2009	5,523	(2,976)	(676)	$1,871
2010	4,360	(2,969)	(511)	$880
2011	2,985	(2,324)	(79)	$582
2012	78	—	—	$78
Remaining years	78	—	—	$78

Total minimum lease payments	$18,830	$(11,106)	$(2,264)	$5,460

Amounts shown in the above table are net of sublease income. The Company’s rental expense under operating leases was $2.5 million, $7.3 million and $7.5 million for the years ended June 30, 2007, 2006 and 2005, respectively.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flow in a particular period.

In March 2007, the Company sold its subsidiary in France. Pursuant to the provisions of French bankruptcy law, in the event that Avanex France, now “3S Photonics,” declares bankruptcy after such sale, we may be held liable, as “manager de facto” of 3S Photonics for the payment of all or part of the liabilities of 3S Photonics, should it appear that we committed mismanagement, which would have solely or partially led to the bankruptcy of 3S Photonics, and these liabilities could be significant. Such liability, if incurred, could have a material adverse effect on our business, results of operations, and financial condition. In addition, we agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to, and at the time of sale, and approximately €2 million for other liabilities. As of June 30, 2007, the Company had accrued $2.7 million under Other Accrued Expenses for an escrow account related to the sale.

Note 10. Pension Benefit Plan

With the acquisition of the optical components business of Alcatel, Avanex assumed a defined benefit pension plan covering the employees in France. The benefit obligation recorded on acquisition (project benefit

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation) was actuarially determined. The Company has not funded any of the benefit obligation as of June 30, 2007 and 2006.

Adoption of SFAS No. 158

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The Company adopted SFAS No. 158 in fiscal 2007. Upon adoption, the Company recorded an adjustment of $0.3 million to the ending balance of accumulated other comprehensive income for pension benefit plan.

The following table provides the incremental effect of applying SFAS No. 158 on the Consolidated Balance Sheets as of June 30, 2007 for the pension plan:

	Before Application of SFAS No. 158	Adjustments Due to SFAS No. 158	After Application of SFAS No. 158
	(In thousands)
Pension liability	$560	$(335)	$225
Total liabilities	$63,253	$(335)	$62,918
Accumulated other comprehensive income (loss)	$729	$335	$1,064
Total shareholders’ equity	$71,747	$335	$72,082

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Benefit Plan

The following table provides information about changes in the benefit obligation and amounts recognized on the Consolidated Balance Sheets and in accumulated other comprehensive income:

	Pension Benefits 2007	Pension Benefits 2006
	(In thousands)
Change in benefit obligation:
Beginning balance	$1,062		$2,871
Service cost	69		163
Interest cost	51		103
Actuarial loss (gain)	(9)		(2,075)
Curtailment/settlement	(998)		—
Exchange rate changes	50		—

Ending balance	$225		$1,062

Amounts recognized on the consolidated balance sheets consist of:
Other long term obligations	$225		$2,682
Accumulated other comprehensive income	335		—

Net amount recognized	$560		$2,682

Amounts recognized in accumulated other comprehensive income consisted of:
Net actuarial gain	$335	$	*

Net amount recognized	$335	$	*

*	With the adoption of SFAS No. 158 at June 30, 2007, certain information for 2007 was not previously applicable.

Components of net periodic benefit cost for pension benefits were as follows:

	2007	2006
	(In thousands)
Pension benefit:
Service cost	$69	$163
Interest cost	51	103
Settlement associated with sale of subsidiary	(998)	—
Effect of settlement on actuarial gain	(1,371)	—
Amortization of unrecognized gain	—	(21)

Net periodic benefit (gain) cost	$(2,249)	$245

The estimated net actuarial gain for the pension plan that will be amortized from accumulated other comprehensive income in fiscal 2008 will be approximately $31,000.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions and Estimated Future Benefit Payments

To date, the Company has made no contribution to its pension plan. The Company does not have significant statutory or contractual funding requirements for the qualified defined benefit plan.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension
Benefit
(In thousands)
Year
2008	$—
2009	—
2010	—
2011	—
2012	—
2013 – 2017	185

Total	$185

Weighted Average Assumptions Used

Weighted average assumptions used to determine benefit obligations at June 30, 2007 and June 30, 2006 were as follows:

	Pension Benefits
	2007	2006
Discount rate	4.65%	4.09%
Rate of compensation increase	2.5%	2.5%
Expected residual active life (in years)	9.3	12.0

Assumed discount rates are used in measurements of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension cost. Management makes estimates of discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, management evaluates rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits.

Note 11. Financing Arrangements

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company applied the guidance from Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” in accounting for the debentures, the accompanying warrants and the value of the conversion feature.

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

In addition, pursuant to the Amendment Agreement, the company and each holder agreed to amend and restate such holder’s note (the “Amended and Restated Notes”) primarily to amend the conversion price to $0.90. The Amended and Restated Notes provide for adjustments for stock splits and similar events.

Pursuant to each Amendment Agreement, the Company and each holder also agreed to amend and restate such holder’s Warrants (the “Amended and Restated Warrants”), primarily to amend the exercise price to $1.13 per share. The Amended and Restated Warrants provide for adjustments for stock splits and similar events.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company assigned an increase in fair value of $450,000 to the Amended and Restated Warrants by using a Black-Scholes model and assuming a historic volatility in the Company’s stock price of 79.5%, a risk-free interest rate of 4.42% and a contractual term of 2.5 years for the remaining life of the instrument. The fair value of the Amended and Restated Warrants increased additional paid-in-capital on the balance sheet at December 31, 2005 and was included in the $4.5 million loss incurred in the convertible notes modification during the quarter ended December 31, 2005.

During the fiscal 2006 the amortization of prepaid interest, accretion of notes discount and the increase in the valuation of the warrants prior to their registration totaled $3.8 million. Unaccreted discount was $1.0 million at June 30, 2006.

During fiscal 2006, holders of $29.5 million of the outstanding Amended and Restated Notes converted to common stock. At June 30, 2006, the notes balance was $5.5 million at face value, and $4.6 million net of unaccreted discount.

During fiscal 2007, holders of the remaining $5.5 million of the Amended and Restated Notes converted to common stock. Accordingly, as of June 30, 2007, the Company does not have any outstanding Notes.

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

The Company leases certain equipment and other fixed assets under capital lease agreements. The assets and liabilities under the capital leases are recorded at the lesser of the present value of aggregate future minimum

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. At June 30, 2006, capital lease obligations amounted to $823,000 at an interest rate of 7.7% with maturity in fiscal 2007. At June 30, 2007, the Company had minimal capital lease obligations.

The Company’s facilities in Nozay, France are leased from Alcatel. When the Company acquired the business of Alcatel Optronics in August 2003, certain of the Nozay facilities leases were accounted for as capital leases. In October 2005, the Company and Alcatel agreed to revised lease terms, which provided the following benefits to Avanex: approximately $6.6 million in rent credits to be received in a combination of cash and free rent; allowance for Avanex to exit unneeded space and obtain early termination of leases; and funding by Alcatel of Avanex’s relocation and environmental remediation costs. Due to the related party relationship with Alcatel, and the Company’s obligation to continue lease facilities from Alcatel through 2012, the $5.3 million Nozay facilities capital lease liability at October 1, 2005 is being recognized as a reduction of rent over the remaining lease period, which will end in 2012. Accordingly, we reclassified the remaining capital lease liability to other long-term liabilities at December 31, 2005. However, with the sale of our subsidiary in France, this liability ceased to exist as of June 30, 2007.

Capital Lease Obligations

Payments due under capital lease agreements for equipment as of June 30, 2007 are as follows (in thousands):

Total Cash Obligation
Year ending June 30, 2008	$12
Less: Amounts representing interest	(3)

Present value of net minimum lease payments	$9

Note 12. Stockholders’ Equity

Securities Purchase Agreements

On March 6, 2006, the Company entered into a Securities Purchase Agreement with certain buyers who were parties to the agreement for the sale of 24.1 million registered shares of common stock at a price per share of $2.00 for an aggregate purchase price of approximately $48.1 million. The investors also received warrants to purchase up to an aggregate of 7.2 million shares of common stock at an exercise price of $2.73 per share, subject to adjustment for antidilution, exercisable on and after September 9, 2006 and on or before March 9, 2010.

The number of shares deliverable upon exercise of the warrants and the exercise price of the warrants are each subject to adjustment whenever we issue or sell certain of our equity securities for a consideration per share less than a price equal to the applicable exercise price of the warrants. In connection with the Company’s March 1, 2007 financing, the holders of such warrants received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 117,221 additional shares being issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $2.73 per share to $2.68 per share. The sale of common stock and issuance of the warrants was made pursuant to an effective registration statement on Form S-3.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net proceeds from the sale of the shares of common stock were $44.7 million, after deducting a placement fee and the Company’s offering expenses. In addition, if the warrants issued to the Investors are exercised in full for cash, the Company will receive an additional $18.5 million in net proceeds.

On March 1, 2007, the Company entered into a Securities Purchase Agreement with an accredited institutional investor, for the sale of 10,795,056 shares of common stock of Avanex at a price per share of $1.8527 for an aggregate purchase price of $20 million. The financing closed on March 1, 2007. In connection with the financing and pursuant to the Agreement, the investor received a warrant to purchase up to an additional 2,698,764 shares of common stock. The warrant is exercisable at an exercise price of $2.1452 per share and for a term starting March 31, 2007 and ending March 1, 2011.

Shares Reserved

Common stock reserved for future issuance is as follows:

June 30, 2007
Stock Option:
Options outstanding	13,312,450
Restricted stock units outstanding	4,206,895
Reserved for future grants	17,319,865
Employee stock purchase plan	2,353,272
Warrants	18,036,509

Total shares reserved for future issuance	55,228,991

Note 13. Stock-based Compensation

Stock Option and Stock Rights Plans

The Company adopted the 1998 Stock Plan, which has been amended (the “Option Plan”), under which officers, employees, directors, and consultants may be granted options to purchase shares of the Company’s common stock. The Option Plan permits options to be granted at an exercise price of not less than the fair value on the date of grant as determined by the Board of Directors. Options are generally granted with ten-year terms and four-year vesting periods.

The authorized shares under the Option Plan automatically increase each July 1 by an amount equal to the lesser of (i) 6,000,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 16,208,251 shares of the Company’s common stock have been reserved for future issuance under the Option Plan as of June 30, 2007.

The Option Plan also permits the Company to grant restricted stock units to employees. During fiscal 2007, the Company granted restricted stock units to employees that vest over periods of two to four years.

In January 2000, the Company adopted the 1999 Director Option Plan, which has been amended (the “Director Plan”). Non-employee directors are entitled to participate in the Director Plan. The Director Plan generally provides for an automatic initial grant of an option to purchase 80,000 shares of Avanex common stock to each non-employee director on the date when a person first becomes a non-employee director. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. After each initial option grant, each non-employee director will automatically be granted an option to purchase 20,000

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares Avanex common stock each year on the date of the Company’s annual stockholder’s meeting. These options will vest and become fully exercisable on the anniversary of the date of grant. Option grants generally have a term of 10 years. The exercise price of all options will be the fair market value per share of Avanex common stock on the date of grant. After the initial grant, each non-employee director will automatically be granted 10,000 Restricted Stock Units each year on the date of the Company’s annual stockholders’ meeting. The Restricted Stock Unit grants will fully vest and become 100% payable on the anniversary of the date of grant.

The Director Plan also provides for automatic annual increases each July 1, by an amount equal to the lesser of (i) 150,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 1.2 million shares of the Company’s common stock have been reserved for future issuance under the Director Plan as of June 30, 2007.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value—Fair value of the Company’s stock options granted to employees for the years ended June 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Year Ended June 30,
	2007	2006
Option Plan Shares:
Expected term (in years)	6.25	6.25
Volatility	77%	80%
Expected dividend	0%	0%
Risk-free interest rate	4.70%	4.63%
Weighted-average fair value	$1.24	$1.72

ESPP Shares:
Expected term (in years)	1.00	1.00
Volatility	79.0%	79.5%
Expected dividend	0%	0%
Risk-free interest rate	4.93%	4.31%
Weighted-average fair value	$0.94	$1.93

Stock Compensation Expense

Under the provisions of SFAS 123(R), we recorded $7.1 million and $4.5 million of stock compensation expense in our consolidated statement of operations for the years ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $14.3 million, net of estimated forfeitures of $3.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

The amortization of stock compensation under SFAS 123(R) for the years ended June 30, 2007 and 2006 is based on the single-option approach.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Avanex’s stock option plans since our adoption of SFAS 123(R):

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2005	19,650,917	$5.08
Granted	2,675,455	$1.76
Exercised	(1,567,288)	$1.34
Forfeitures and cancellations	(8,070,743)	$5.07

Outstanding at July 1, 2006	12,688,341	$4.83	7.6	$1,986
Granted	3,423,000	$1.72
Exercised	(355,459)	$1.03
Forfeitures and cancellations	(2,443,432)	$4.56

Outstanding at June 30, 2007	13,312,450	$4.20	6.6	$1,889

Vested and expected to vest at June 30, 2007	11,887,273	$4.50	6.3	$1,569

Exercisable at June 30, 2007	8,372,025	$5.65	5.3	$890

Range of Exercise Prices	Number of Options Outstanding As of June 30, 2007	Average Remaining Contractual Term in Years	Weighted Average Exercise Price	Number Exercisable As of June 30, 2007	Weighted Average Exercise Price
$ 0.39 – $ 1.06	1,511,762	6.77	$0.95	901,562	$0.92
$ 1.07 – $ 1.59	766,092	8.55	$1.38	174,648	$1.25
$ 1.64 – $ 1.64	1,550,000	9.33	$1.64	0	$—
$ 1.70 – $ 1.98	1,418,350	8.08	$1.81	240,793	$1.94
$ 2.06 – $ 2.19	1,594,884	7.24	$2.17	1,045,592	$2.19
$ 2.33 – $ 2.88	1,504,470	7.39	$2.65	1,119,416	$2.62
$ 2.95 – $ 3.95	2,049,509	6.02	$3.61	1,972,631	$3.63
$ 4.00 – $ 4.90	2,018,638	3.26	$4.62	2,018,638	$4.62
$ 4.99 – $115.81	866,745	3.58	$22.68	866,745	$22.68
$139.25 – $139.25	32,000	2.10	$138.25	32,000	$139.25

	13,312,450	6.57	$4.20	8,372,025	$5.65

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 4.5 million options that were in-the-money at June 30, 2007. During the years ended June 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $338,000 and $915,000, respectively. Intrinsic value was determined as of the date of option exercise.

Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions may give the Company the right to repurchase

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and 1/48 per month thereafter. There were 27,000 share purchase rights issued in the year ended June 30, 2006, and there were no share purchase rights issued in the years ended June 30, 2007 and 2005. As of June 30, 2007, 2006 and 2005, no shares were subject to repurchase.

The weighted-average fair value of stock options granted during fiscal 2007, 2006 and 2005 were $1.24, $1.47 and $1.84, respectively.

For the year ended June 30, 2005, the Company recorded amortization (recovery) of deferred stock compensation of $243,000. At June 30, 2005, the Company had $353,000 of remaining unamortized deferred compensation, which was reclassified as a reduction of our additional paid-in-capital upon the adoption of SFAS 123(R) on July 1, 2005.

On June 28, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.60 per share previously awarded to its employees, including its executive officers, under Avanex’s 1998 Stock Plan. The acceleration of vesting was effective for stock options outstanding as of June 28, 2005. Options to purchase approximately 5.9 million shares of common stock or 38% of Avanex’s outstanding unvested options (of which options to purchase approximately 5.5 million shares or 44% of Avanex’s outstanding unvested options are held by executive officers) were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration was $3.56.

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. The following is a summary of option activity for Avanex’s stock option plans since our adoption of SFAS 123(R):

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2005	—
Awarded	5,899,956	$0.001
Released	(1,130,487)	$0.001
Forfeitures and cancellations	(703,467)	$0.001

Outstanding at July 1, 2006	4,066,002	$0.001	2.5	$7,154
Awarded	3,206,662	$0.001
Released	(2,281,967)	$0.001
Forfeitures and cancellations	(783,802)	$0.001

Outstanding at June 30, 2007	4,206,895	$0.001	1.3	$7,575

Vested and expected to vest at June 30, 2007	3,303,782	$0.001	1.2	$5,944

The aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock for the 4.2 million of outstanding restricted stock shares at June 30, 2007, all of which were in-the-money. During the years ended June 30, 2007 and 2006, the aggregate intrinsic value of restricted stock units vested under the Company’s stock option plans was $4.1 million and $2.8 million, respectively. Intrinsic value was determined as of the date of restricted stock unit release.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan (“ESPP”)

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

The Stock Purchase Plan provides for automatic annual increases each July 1, to shares reserved for issuance by an amount equal to the lesser of (i) 750,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 2,353,272 shares of the Company’s common stock have been reserved for future issuance under the Stock Purchase Plan as of June 30, 2007.

Employee Stock Purchase Plan Information

In connection with our ESPP, the following shares were issued during the years ended June 30, 2007, 2006 and 2005:

	Year Ended June 30,
	2007	2006	2005
Number of shares issued	427,355	588,431	986,123
Weighted-average purchase price	$0.86	$0.80	$1.22

During the years ended June 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP was $326,000 and $143,000, respectively.

Note 14. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted laws and rates applicable to periods in which the taxes become payable.

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Domestic	$(22,282)	$(46,678)	$(48,531)
Foreign	(7,931)	(8,012)	(59,840)

Total	$(30,213)	$(54,690)	$(108,371)

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax benefit included in the statement of operations for the years ended June 30, 2007 and 2006 are as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
U.S. Fed taxes (benefit) at statutory rate	$(10,272)	$(18,595)	$(36,846)
Foreign Loss not Benefited	2,544	2,712	18,912
PY income Trueup—VA	96	12,426	—
Expiring NOL’s	215	—	—
R&D credit	—	—	(524)
Change in valuation allowance	7,947	2,868	19,891
Other	(65)	589	(1,433)

TOTAL	$465	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	June 30,
	2007	2006	2005
Deferred Tax Assets:
NOL’s	$94,252	$153,194	$148,960
Tax credit carryforwards	5,646	5,076	5,047
Inventory Reserves	10,515	9,993	8,715
Restructuring charges	4,029	4,845	7,080
Other	9,490	5,965	6,852
Intangibles	2,332	822	(445)

Total Deferred Tax Assets	126,264	179,895	176,209
Valuation Allowance	(126,264)	(179,895)	(176,209)

Net Deferred Tax Assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance (decreased) increased by ($53.6) million and $3.7 million during June 30, 2007 and June 30, 2006, respectively.

As of June 30, 2007, the Company had net operating loss carry forwards for federal income tax purposes of approximately $298.9 million which expire in the years 2012 through 2027 and federal research and development tax credits of approximately $5.7 million. The Company also had state net operating loss carry forwards of approximately $136.7 million, which expire in the years 2008 through 2016 and state research and development tax credits of approximately $6.9 million.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership limitations. The annual limitation could result in the expiration of the net operating losses before utilization.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sold a 90% interest in Avanex France, its subsidiary in France, during fiscal 2007. As of June 30, 2006, Avanex France had $192 million of net operating losses, with a full valuation allowance. As a result of this transaction, the company wrote-off Avanex France’s net operating losses from its deferred tax assets. As a result of this write-off, the valuation allowance decreased by $64 million as the $192 million was tax effected at a tax rate of 33.33%.

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

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews the Company’s financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment, to manufacture and market photonic processors, and accordingly has provided only the required enterprise wide disclosures. The Company has adopted a matrix management organizational structure, whereby management of worldwide activities is on a functional basis.

Customers who represented 10% or more of our net revenue or accounts receivable were as follows:

	Percentage of Net Revenue			Percent of Accounts Receivable at June 30,
	2007	2006	2005	2007	2006
Company A	29%	27%	34%	24%	28%
Company B	17%	*	*	10%	*
Company C	*	11%	*	*	*

	46%	38%	34%	34%	28%

* less than 10%

Revenues by geographical area were as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Americas	$95,189	$75,889	$61,973
Europe	84,126	67,151	63,947
Asia-Pac	33,440	19,904	34,775

Total	$212,755	$162,944	$160,695

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographical area were as follows (in thousands):

	Year Ended June 30,
	2007	2006
U.S.	$3,949	$3,888
Non-U.S.	1,951	1,780

	$5,900	$5,668

Note 16. Subsequent Event

On July 2, 2007, the Company entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Essex Corporation (“Essex”), a subsidiary of Northrop Grumman Space and Mission Systems Corporation. Pursuant to the Agreement, the Company acquired the assets relating to the MSA 300-pin transponder and XFP transceiver businesses of the Commercial Communication Products Division of Essex, in exchange for $2.0 million in cash (the “Transaction”). The Agreement contains representations, warranties, covenants and indemnification provisions typical for a transaction of this kind. The Transaction closed on July 2, 2007.

Note 17. Quarterly Financial Data (Unaudited)

	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005
	(In thousands except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Net revenue	$51,098	$55,143	$55,623	$50,891	$45,458	$40,128	$36,125	$41,233
Cost of revenue	38,999	44,845	45,127	45,579	43,685	38,485	33,207	39,107

Gross loss	12,099	10,298	10,496	5,312	1,773	1,643	2,918	2,126
Operating expenses:
Research and development	7,511	6,263	5,832	5,625	5,703	5,189	5,452	7,127
Sales and marketing	3,779	4,043	3,891	3,548	3,677	2,988	2,783	3,788
General and administrative	3,469	5,083	9,075	5,651	3,346	4,191	3,841	5,274
Amortization of intangibles	664	531	656	852	912	1,386	1,385	1,765
Restructuring costs (recovery)	(17)	1,155	436	(63)	(1,225)	155	2,942	40
(Gain)/loss on disposal of property and equipment	(484)	5	(28)	(20)	(1,810)	(2,486)	(775)	7
Loss on sale of subsidiary	3,216	—	—	—	—	—	—	—

Total operating expenses	18,138	17,080	19,862	15,593	10,603	11,423	15,628	18,001

Loss from operations	(6,039)	(6,782)	(9,366)	(10,281)	(8,830)	(9,780)	(12,710)	(15,875)
Interest and other (expense) income, net	818	129	813	567	(229)	(387)	(5,833)	(1,048)

Loss before income taxes	(5,221)	(6,653)	(8,553)	(9,714)	(9,059)	(10,167)	(18,543)	(16,923)
Provision for income taxes	(464)	—	—	—	—	—	—	—

Net loss	$(5,685)	$(6,653)	$(8,553)	$(9,714)	$(9,059)	$(10,167)	$(18,543)	$(16,923)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.04)	$(0.05)	$(0.04)	$(0.06)	$(0.13)	$(0.12)

Basic and diluted shares outstanding	225,668	214,034	206,873	205,389	204,040	158,246	145,501	145,182

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of the material weakness discussed below.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment identified the following material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

Controls over judgmental and complex processes and transactions were inadequate resulting in insufficient control over financial reporting.

Because of the weakness described above, management’s assessment is a conclusion that, as of June 30, 2007, our internal control over financial reporting was not effective based on the COSO criteria. Deloitte & Touche LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP issued an audit report thereon, which is included herein.

Our management is treating the outstanding material weakness, as well as the control environment, seriously and intends to implement the following actions to remediate the deficiencies:

Evaluation of and revision as needed, of calculations used in the preparation of accounts receivable, warranty, and excess and obsolete inventory reserves that fully consider the impact of changing trends in our revenues, outstanding AR balances and excess and obsolete inventory movement, and increased supervision and review over other judgmental and complex processes and transactions.

These actions are part of an overall program that management is implementing during the fiscal year ending June 30, 2008.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended June 30, 2007

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, other than the weakness noted above.

ITEM 9B.	OTHER INFORMATION

Not applicable.

REPORT OF DELOITTE & TOUCHE LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Avanex Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Avanex Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of June 30, 2007, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: controls over judgmental and complex processes and transactions were inadequate and led to a lack of control over the Company’s closing and reporting process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30,

2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated September 4, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the change in the Company’s method of accounting for defined benefit pension and other postretirement plans upon the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) as described in Note 10 to the consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

September 4, 2007

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934, our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and our Audit Committee is incorporated by reference to the information set forth in the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year (the “Proxy Statement”). Information regarding the Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference to the information set forth under the sections entitled “Security Ownership of Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:    See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule:    The following financial statement schedule of Avanex, Inc., for the fiscal years ended June 30, 2007, 2006 and 2005, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Avanex, Inc.

Schedule II    Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:    See Item 15(b) below. We have filed, or incorporated into this Annual Report by reference, the exhibits listed on the accompanying Exhibits Index immediately following the signature page of this Form 10-K.

(b) Exhibits:

We have filed, or incorporated into this Annual Report by reference, the exhibits listed on the accompanying Exhibits Index immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
	(amounts in thousands)
Allowance for doubtful accounts
Year ended June 30, 2005	$1,483,000	$573,000	$64,000	$1,992,000
Year ended June 30, 2006	$1,992,000	$(1,992,000)	$—	$—
Year ended June 30, 2007	$—	$—	$—	$—

(1)	Deductions represent uncollectible accounts written off, net of recoveries.

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
Jo S. Major, Jr. President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Date:  September 6, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jo S. Major, Jr. and Marla Sanchez, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JO S. MAJOR, JR. Jo S. Major, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	September 6, 2007

/S/ MARLA SANCHEZ Marla Sanchez	Senior Vice President and Chief Financial Officer (principal financial officer)	September 6, 2007

/S/ VINTON CERF Vinton Cerf	Director	September 6, 2007

/S/ GREG DOUGHERTY Greg Dougherty	Director	September 6, 2007

/S/ JOEL A. SMITH III Joel A. Smith III	Director	September 6, 2007

/S/ SUSAN WANG Susan Wang	Director	September 6, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Purchase Agreement, dated February 28, 2007, by and among Avanex Corporation, Global Research Company and Mr. Didier Sauvage (incorporated herein by reference to Exhibit 2.1 of Avanex’s Current Report on Form 8-K, filed on March 2, 2007).

2.2	Asset Purchase and Sale Agreement, dated July 2, 2007, between the Registrant and Essex Corporation (filed herewith).

3.1	Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Avanex Corporation (which is incorporated herein by reference to Exhibit 3.4 of the Registrant’s Form 8-A filed on August 24, 2001).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3 filed on March 30, 2007).

3.4	Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2006).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

4.3	Preferred Stock Rights Agreement dated July 26, 2001, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form 8-A filed on August 24, 2001).

4.4	First Amendment to the Preferred Stock Rights Agreement dated March 18, 2002, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/A filed on March 28, 2002).

4.5	Second Amendment to the Preferred Stock Rights Agreement dated May 12, 2003, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/A filed on May 30, 2003).

4.6	Third Amendment to the Preferred Stock Rights Agreement dated May 16, 2005, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.7	Fourth Amendment to the Preferred Stock Rights Agreement, dated March 6, 2006 between the Registrant and Computershare Trust Company, N.A., formerly known as EquiServe Trust Company, N.A. (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

4.8	Form of Amended and Restated Warrants (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

4.9	Description of Amendment of Amended and Restated Warrants (which is incorporated herein by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

4.10	Form of Warrant (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

Exhibit Number	Description
4.11	Description of Amendment to Warrants (which is incorporated herein by reference to Exhibit 1.01 to the Registrant’s Current Report on Form 8-K filed on November 9, 2006).

4.12	Warrant to Purchase Common Stock, dated March 1, 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

4.13	Registration Rights Agreement, dated May 16, 2005, between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed May 17, 2005).

4.14	Registration Rights Agreement, dated March 1, 2007 (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

10.1*	Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.2*	1998 Stock Plan, as amended and restated (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2005).

10.3*	Forms of agreement under 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

10.4*	1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed on September 17, 2002).

10.5*	1999 Director Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 9, 2006).

10.6*	Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.7*	Form of Restricted Stock Purchase Agreement between the Registrant and certain of its directors (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.8*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.9*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.10*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.11*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.12*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

Exhibit Number	Description
10.13*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its employees (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.14*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.15*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

10.16*	Employment Agreement between Jo. S. Major Jr. and the Registrant dated August 18, 2004 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.17*	Amendment No. 1 to Employment Agreement between Jo. S. Major Jr. and the Registrant dated November 1, 2004 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.18*	Offer of Employment between Cal Hoagland and the Registrant dated March 24, 2006 (which is incorporation herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2006).

10.19*	Offer of Employment between Marla Sanchez and the Registrant dated October 25, 2006 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2007).

10.20*	Offer of Employment between Patrick Edsell and the Registrant dated January 19, 2007 (filed herewith).

10.21*	Offer of Employment between Yves LeMaitre and the Registrant dated May 25, 2005 (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.22*	Offer of Employment between Tony Riley and the Registrant dated September 20, 2005 (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.23*	Offer of Employment between Bradley Kolb and the Registrant dated February 24, 2006 (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2006).

10.24*	Form of Restricted Stock Unit Agreement Under 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2006).

10.25*	Form of Restricted Stock Unit Agreement Under 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2006).

10.26*	Description of Fiscal 2007 Employee Bonus Program (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on February 22, 2007).

10.27*	Description of Severance Policy (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

Exhibit Number	Description
10.28	Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.29	Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

10.30	Lease Agreement between GAL-LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).

10.31	Stockholders’ Agreement between Avanex Corporation, Alcatel and Corning Incorporation dated July 31, 2003 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.32†	Intellectual Property Rights Agreement between Corning Incorporated and Avanex Corporation Relating to Photonics dated July 31, 2003 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.33	Intellectual Property License Agreement between Alcatel and Avanex Corporation dated July 31, 2003 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

10.34†	Supply Agreement between Alcatel and Avanex Corporation dated July 31, 2003 (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.35	First Addendum to the Supply Agreement between the Registrant and Alcatel (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

10.36	Amendment to the First Addendum to the Supply Agreement between the Registrant and Alcatel (which is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

10.37†	Frame Purchase Agreement for Opto Electronic Components between Avanex Corporation and Alcatel dated July 31, 2003 (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.38	Securities Purchase Agreement dated May 16, 2005 between the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report filed on May 17, 2005).

10.39	Form of Amendment Agreement, dated November 8, 2005, between Avanex and each investor named therein (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2005).

10.40	Securities Purchase Agreement, dated March 6, 2006, by and among the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

10.41†	Volume Supply Agreement, dated May 6, 2004, between the Registrant and Fabrinet (which is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2006).

Exhibit Number	Description
10.42	Securities Purchase Agreement, dated March 1, 2007, between the Registrant and the investor named therein (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

21.1	List of subsidiaries of the Registrant (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.
*	Indicates management contract or compensatory plan or arrangement.