Form 10-Q
period 2007-09-30
AVANEX CORP
filed 2007-11-02
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________

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

There were 228,223,801 shares of the Company’s Common Stock, par value $.001 per share, outstanding on October 25, 2007.

AVANEX CORPORATION

FORM 10-Q

2 of 39

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$12,999	$14,837
Restricted cash and investments	6,445	3,620
Short-term investments	27,010	28,942
Accounts receivable, net of allowance for doubtful accounts of $172 and $0 at September 30, 2007 and June 30, 2007, respectively	33,424	33,764
Inventories	15,504	15,188
Due from related party	15,657	14,381
Other current assets	6,952	5,716

Total current assets	117,991	116,448
Property and equipment, net	7,224	5,900
Intangibles, net	597	559
Goodwill	9,408	9,408
Deposits and other assets	2,932	2,685

Total assets	$138,152	$135,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,374	$32,549
Accrued compensation	4,175	6,091
Accrued warranty	842	873
Due to related party	2,144	2,144
Other accrued expenses and deferred revenue	8,128	8,796
Current portion of long-term obligations	7	9
Current portion of accrued restructuring	2,769	2,837

Total current liabilities	53,439	53,299
Long-term liabilities:
Accrued restructuring	7,284	8,269
Other long-term obligations	1,413	1,350

Total liabilities	62,136	62,918

Stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 shares authorized; 227,991,142 and 226,184,325 shares outstanding, net of 157,656 treasury shares, at September 30, 2007 and June 30, 2007, respectively	227	226
Additional paid-in capital	779,700	775,901
Accumulated other comprehensive income	1,153	1,064
Accumulated deficit	(705,064)	(705,109)

Total stockholders’ equity	76,016	72,082

Total liabilities and stockholders’ equity	$138,152	$135,000

See accompanying notes.

3 of 39

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net revenue:
Third parties	$41,395	$37,354
Related parties	13,314	13,537

Total net revenue	54,709	50,891
Cost of revenue:
Cost of revenue except for purchases from related parties	39,516	45,574
Purchases from related parties	1	5

Total cost of revenue	39,517	45,579

Gross profit	15,192	5,312
Operating expenses:
Research and development	6,774	5,625
Sales and marketing	3,915	3,548
General and administrative:
Third parties	4,475	5,662
Related parties	—	(11)
Amortization of intangibles	559	852
Restructuring	(335)	(63)
Gain on disposal of property and equipment	—	(20)

Total operating expenses	15,388	15,593

Loss from operations	(196)	(10,281)
Interest and other income	526	839
Interest and other expense	(11)	(272)

Income (loss) before income taxes	319	(9,714)
Provision for income taxes	(274)	—

Net income (loss)	$45	$(9,714)

Basic net income (loss) per common share	$0.00	$(0.05)

Diluted net income (loss) per common share	$0.00	$(0.05)

Weighted-average number of shares used in computing basic net income (loss) per common share	226,749	205,389

Weighted-average number of shares used in computing diluted net income (loss) per common share	230,827	205,389

See accompanying notes.

4 of 39

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Operating Activities:
Net income (loss)	$45	$(9,714)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	—	(20)
Depreciation and amortization	683	639
Amortization of intangibles	559	914
Stock-based compensation	3,407	1,888
Provision for (recovery from) doubtful accounts and sales returns	738	210
Non-cash interest expense	—	161
Write-off of excess and obsolete inventory	1,355	3,476
Changes in operating assets and liabilities:
Accounts receivable	(2,652)	(4,742)
Inventories	(1,217)	(1,947)
Other current assets	97	3,456
Other assets	(246)	(5)
Due to/from related party	(159)	(8,308)
Accounts payable	2,630	2,181
Accrued compensation	(1,681)	168
Accrued restructuring	(1,053)	(1,420)
Accrued warranty	(31)	(65)
Other accrued expenses and deferred revenue	(999)	1,303

Total adjustments	1,431	(2,111)

Net cash provided by (used in) operating activities	1,476	(11,825)

Investing Activities:
Purchases of investments	(49,433)	(139,689)
Maturities of investments	51,373	139,612
Increase in restricted cash	(2,825)	(39)
Purchases of property and equipment	(765)	(1,082)
Net cash used in asset purchase	(2,211)
Proceeds from sale of property and equipment	—	20

Net cash used in investing activities	(3,861)	(1,178)

Financing Activities:
Payments on capital lease obligations	(2)	(298)
Proceeds from issuance of common stock, net of repurchases	393	707

Net cash provided by financing activities	391	409

Effect of exchange rate changes on cash	156	(11)
Net decrease in cash and cash equivalents	(1,838)	(12,605)
Cash and cash equivalents at beginning of period	14,837	28,963

Cash and cash equivalents at end of period	$12,999	$16,358

Supplemental Information:
Cash paid during the period for:
Interest expense	$—	$16

Non-cash investing and financing activities:
Conversion of senior convertible notes into common stock, net of discount of $96	$—	$449

Amortization of actuarial gain recognized in accumulated other comprehensive income	$(8)	$—

See accompanying notes.

5 of 39

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Avanex Corporation and its wholly owned subsidiaries (“the Company”, “we”, “us” and “our”) design, manufacture and market fiber optic-based products, known as photonic processors, which are designed to increase the performance of optical networks. The Company sells products to telecommunications system integrators and their network carrier customers. The Company was incorporated in October 1997 in California and reincorporated in Delaware in January 2000.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007, and for the three months ended September 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Avanex. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2007, the consolidated operating results for the three months ended September 30, 2007 and 2006, and the consolidated cash flows for the three months ended September 30, 2007 and 2006. The consolidated results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2007, contained in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2007.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This Interpretation was effective for our fiscal year beginning July 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated balance sheet and statement of operations.

2. Stock-Based Compensation

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the SEC Staff Accounting Bulletin 107 simplified method.

Expected Volatility—The Company’s volatility factor is estimated using the Company’s stock price history.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards does not correspond with the term for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

6 of 39

Fair Value—Fair value of the Company’s stock options granted to employees for the three months ended September 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,
	2007	2006
Option Plan Shares:
Expected term (in years)	6.25	6.25
Volatility	75%	81.0%
Expected dividend	0%	0%
Risk-free interest rate	4.32%	4.60%
Weighted-average fair value	$1.89	$1.24

ESPP Shares:
Expected term (in years)	1.00	1.00
Volatility	76.0%	81.0%
Expected dividend	0%	0%
Risk-free interest rate	4.15%	4.86%
Weighted-average fair value	$0.77	$0.69

Stock-Based Compensation Expense

Under the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”) “Share-Based Payment,” effective July 1, 2005, we recorded $3.4 million and $1.9 million of stock compensation expense in our consolidated statements of operations for the three months ended September 30, 2007 and 2006, respectively. Of the $3.4 million recorded, $1.6 million relates to the Company’s fiscal 2007 bonus, which was paid out as restricted stock in the first quarter of fiscal 2008 and was previously accrued for as bonus expense in the June 30, 2007 financial statements.

At September 30, 2007, the total stock-based compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $9.2 million, net of estimated forfeitures of $3.5 million. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

The amortization of stock-based compensation expense under SFAS 123(R) for the three months ended September 30, 2007 and 2006 is based on the single-option approach.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. Stock option activity for the three months ended September 30, 2007 is summarized below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2007	13,312,450	$4.20	6.6	$1,889
Granted	451,900	$1.89
Exercised	(219,359)	$0.97
Canceled	(882,098)	$3.65

Outstanding at September 30, 2007	12,662,893	$4.22	6.9	$1,077

Vested and expected to vest at September 30, 2007	11,262,350	$4.53	6.7	$921

Exercisable at September 30, 2007	7,716,816	$5.81	5.7	$626

7 of 39

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2.1 million options that were in-the-money at September 30, 2007 and for the 2.9 million options that were in-the-money at September 30, 2006. During the three months ended September 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $201,000 and $12,000, respectively. Intrinsic value was determined as of the date of option exercise.

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. Restricted stock unit activity for the three months ended September 30, 2007 is summarized below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2007	4,206,895	$0.001	1.3	$7,575
Awarded	996,074	$0.001
Released	(1,365,266)	$0.001
Forfeited	(208,626)	$0.001

Outstanding at September 30, 2007	3,629,077	$0.001	1.2	$5,948

Vested and expected to vest at September 30, 2007	2,638,168	$0.001	1.0	$4,324

Aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock for the 3.6 million of outstanding restricted stock units at September 30, 2007, all of which were in-the-money. During the three months ended September 30, 2007 and 2006, the aggregate intrinsic value of restricted stock units vesting was $2.3 million and $3.3 million, respectively. Intrinsic value was determined as of the date the restricted stock unit vested.

Employee Stock Purchase Plan (“ESPP”) Activity

During the three months ended September 30, 2007 and 2006, 222,192 and 202,552 shares were issued at weighted-average purchase prices of $0.95 and $0.84, respectively, in connection with the ESPP. During the three months ended September 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s ESPP was $152,000 and $94,000, respectively.

3. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a standard basis, which approximates actual costs on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$6,742	$4,781
Work-in-process	562	591
Finished goods	8,200	9,816
	$15,504	$15,188

In the three months ended September 30, 2007 and 2006, the Company recorded charges to cost of revenue for the write-off of excess and obsolete inventory of $1.4 million and $3.5 million, respectively.

8 of 39

4. Restructuring

A summary of the Company’s accrued restructuring expense and accrued restructuring liability is as follows (in thousands):

	Expense for Three Months Ended September 30, 2007	Balance June 30, 2007	Accrued	Paid	Recovered	Balance September 30, 2007
Workforce reduction, fiscal 2004	$—	$—	$—	$—	$—	$—
Workforce reduction, fiscal 2005	—	11	—	(11)	—	—
Workforce reduction, fiscal 2006	—	—	—	—	—	—
Abandonment of excess leased facilities	(335)	11,095	16	(707)	(351)	10,053

Total restructuring	$(335)	$11,106	$16	$(718)	$(351)	$10,053

The portions of accrued restructuring liability that are expected to be paid by September 30, 2008 are $2.8 million. The liability related to abandoned facilities will be paid out through fiscal 2011.

5. Acquisition of Essex

On July 2, 2007, the Company purchased certain assets from Essex Corporation (“Essex”), a subsidiary of Northrop Grumman Space and Mission Systems Corporation, for $2.2 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. The Company acquired the assets relating to the MSA 300-pin transponder and XFP transceiver businesses of the Commercial Communication Products Division of Essex.

The transaction was accounted for as a purchase of assets in accordance with Statement of Financial Accounting Standards No. 141, “Business Combination” (“SFAS 141”); therefore, the tangible assets acquired were recorded at fair value on the acquisition date.

In allocating the purchase price based on estimated fair values, we recorded approximately $1.6 million and $0.6 million of tangible and intangible assets acquired, respectively. The tangible assets consist of $1.1 million of fixed assets, $0.3 million of inventory, and $0.2 million of prepaid rent, while the intangible assets consist of $0.3 million for technology and $0.3 million for a non-compete agreement. The allocation of the purchase price was based upon assessments by management of the fair value of the assets acquired.

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

9 of 39

	Three Months Ended September 30,
	2007	2006
Balance at beginning of period	$873	$1,799
Accrual for sales during the period	161	136
Cost of warranty repair	(192)	(134)
Adjustment to prior sales (including expirations and changes in estimates)	—	(56)

Balance at end of period	$842	$1,745

7. Income Taxes

The Company recorded an income tax provision of $274,000 for the three months ended September 30, 2007. For the three months ended September 30, 2006 the Company recorded no provision for income taxes. The higher income tax provision for the three months ended September 30, 2007 as compared to the same period in 2006 primarily reflects higher foreign income during the period in 2007 as compared to 2006.

As of September 30, 2007, our deferred tax assets are fully offset by a valuation allowance. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Avanex’s historical operating performance and reported cumulative net losses since inception the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation, No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48, if any, is recorded as an adjustment to the opening balance of retained earnings as of the adoption date.

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. At September 30, 2007, the Company had nothing accrued for payment of interest and penalties related to unrecognized tax benefits.

As of adoption, the Company’s total unrecognized tax benefits were $6,325,000, none of which, if recognized, would affect its effective tax rate. Tax years 2004 through 2006 and 2003 through 2006 for domestic and foreign taxes, respectively, remain open to examination.

8. Net Income (Loss) per Share and Comprehensive Income (Loss)

The following table presents the calculation of basic and diluted net income (loss) per share, and comprehensive income (loss) (in thousands, except per share data):

	Three Months Ended September 30,
	2007	2006
Net income (loss)	$45	$(9,714)

Shares used to compute basic net income (loss) per share	226,749	205,389
Potentially dilutive shares used to compute net income per share on a diluted basis	4,078	—

Shares used to compute diluted net income (loss) per share	230,827	205,389

Net income (loss) per share:
Basic	$0.00	$(0.05)

Diluted	$0.00	$(0.05)

Net income (loss)	$45	$(9,714)
Unrealized gain on investments	8	25
Amortization of actuarial gain recognized in accumulated other comprehensive income	(8)	—
Cumulative translation adjustment	86	(121)

Comprehensive income (loss)	$131	$(9,810)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	Balance at September 30,
	2007	2006
Employee stock options	12,165,131	11,971,744
Employee restricted stock units	2,802,098	3,284,982
8% convertible notes	—	5,555,556
Warrants attached to 8% convertible notes	5,184,948	8,237,689
Warrants granted to landlord	60,000	60,000
Warrants attached to March 2006 equity securities offering	7,339,727	7,222,500
Warrants attached to March 2007 equity securities offering	2,698,764	—

	30,250,668	36,332,471

10 of 39

9. Related Party Transactions

On July 31, 2003, Alcatel (now known as Alcatel-Lucent) was issued 28% of the Company’s common stock in connection with the acquisitions of certain businesses of Alcatel. As of September 30, 2007 and June 30, 2007, Alcatel-Lucent owned 12% and 13%, respectively, of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from Alcatel-Lucent in the regular course of business. Additionally, Alcatel-Lucent provides certain administrative and other transitional services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended September 30,
	2007*	2006
Related party transactions
Sales to related parties	$13,314	$13,537
Purchases from related parties in cost of revenue	1	5
Administrative and transitional services purchased from related parties	—	(11)

*	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel-Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure beginning December 1, 2006.

Amounts due from and due to related parties (in thousands):

	September 30, 2007*	June 30, 2007*
Due from related parties	$15,657	$14,381
Due to related parties	2,144	2,144

*	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named ”Alcatel-Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure for September 30, 2007 and June 30, 2007.

On October 29, 2007, the Pirelli Group announced that it had agreed to acquire all the shares of the Company's common stock held by Alcatel-Lucent.

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

11 of 39

Customers who represented 10% or more of our net revenue or accounts receivable were as follows:

	Percentage of Net Revenue		Percent of Accounts Receivable at
	September 30,		Sept. 30,	June 30,
	2007	2006	2007	2007
Company A	24%	27%	25%	24%
Company B	17%	10%	15%	10%
Company C	*	12%	*	*
	41%	49%	40%	34%

*	less than 10%

Revenues by geographical area were as follows (in thousands):

	Three Months ended September 30,
	2007	2006
Americas	$24,108	$23,904
Europe	16,787	19,975
Asia-Pacific	13,814	7,012

Total	$54,709	$50,891

11. Disposition

On February 28, 2007, the Company entered into a share purchase agreement with Global Research Company, a société à responsibilité limitée incorporated under the laws of France (“GRC”), and Mr. Didier Sauvage, an individual and former employee of the Company (together with GRC, the “Purchasers”), pursuant to which the Company sold ninety percent (90%) of the share capital and voting rights of its wholly owned subsidiary, Avanex France, a société anonyme incorporated under the laws of France, which owned the Company’s semiconductor fabs and associated product lines located in Nozay, France, to the Purchasers for the nominal amount of €1.00. The sale closed on April 16, 2007. The Purchasers changed the name of Avanex France to “3S Photonics” following the closing.

The sale involved the divestiture of the Company’s laser, terrestrial and submarine pumps and Fiber Bragg Grating product lines. The Company will continue to operate its optical interfaces (OIF) business and optical fiber amplifiers and raman amplifiers business, which have been transferred to a new wholly owned subsidiary of the Company in France prior to the closing.

The sale resulted in a loss to the Company of approximately $3.2 million primarily as a result of the approximately $24.9 million cash paid, transaction expenses incurred of approximately $1.0 million, and transfer of approximately $4.3 million of assets, partially offset by approximately $15.9 million of liabilities written-off, the assumption of approximately $6.7 million of liabilities by 3S Photonics, the write-off of cumulative translation gain related to Nozay of approximately $3.3 million, and a reduction of the pension obligation of approximately $1.1 million related to the sale.

In July 2007, the Company and 3S Photonics entered into a Settlement Agreement that finalized the cash payments between the two parties under the share purchase agreement. As part of this agreement, the Company placed in an escrow account the amount of 2 million Euros to provide for payment of certain vendor liabilities discovered by 3S Photonics. In the event that the liabilities presented for payment by 3S Photonics do not exceed the 2 million Euros prior to the expiration of the escrow agreement in January 2008, then such unused funds will be returned to the Company. The cash placed in escrow has been classified as restricted cash as of September 30, 2007. As of September 30, 2007, no amounts have been disbursed from the escrow funds.

In July 2007, the Company and 3S Photonics entered into an amended distribution agreement that provided 3S Photonics with the right in April 2008 to terminate the Company’s global distributor agreement with 3S Photonics, except for one customer, Alcatel-Lucent, for which 3S Photonics has the right to extend the term of the global distributor agreement for an additional year provided it notifies the Company in writing of such intent. The amended distribution agreement also provides 3S Photonics with the opportunity to terminate the entire global distributor agreement early in exchange for a cash payment by 3S Photonics to Avanex, calculated on the timing of the termination. Beginning with the quarter ended September 30, 2007 and continuing for six quarters in total, 3S Photonics will provide Avanex with free product under the global distributor agreement in the amount of 415,806 Euros per quarter in exchange for Avanex continuing to provide sales and distribution services under the global distributor agreement. In the three months ended September 30, 2007, the Company reduced cost of goods sold for this product credit by approximately $593,000.

12 of 39

12. Litigation

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex.

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

Section 16(b) Demand

On October 3, 2007, a purported Avanex shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., Case No. C07-01568, filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

13. Recent Accounting Pronouncements

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

13 of 39

14. Subsequent Event

On October 29, 2007, Pirelli Group announced that it had agreed to acquire all the shares of the Company's common stock held by Alcatel-Lucent amounting to approximately 12.4% of the outstanding shares of Avanex common stock.

Further on October 29, 2007, the Company announced that it had entered into a new three-year supply agreement with Alcatel-Lucent from the date the Pirelli Group acquires the shares of common stock held by Alcatel-Lucent. Such agreement governs terms of purchases by Alcatel-Lucent from the Company and includes minimum purchase commitments.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2007, included in our Annual Report on Form 10-K filed with the SEC on September 7, 2007.

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

In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition of the optical components businesses of Alcatel-Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of September 30, 2007, our accrued restructuring liability balance was $10.1 million, consisting of excess facilities costs payable through fiscal 2011.

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

14 of 39

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

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. Two customers accounted for 24% and 17% of our net revenue, respectively, for the three months ended September 30, 2007. Three customers accounted for 27%, 12% and 10% of our net revenue, respectively, for the three months ended September 30, 2006. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers, as evidenced by the increase in customer concentration.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. We wrote off excess and obsolete inventory of $1.4 million and $3.5 million in the three months ended September 30, 2007 and 2006, respectively.

Gross Margin. Gross margin represents revenue less cost of revenue. During the three months ended September 30, 2007, gross margin increased to 28% of revenue, which was an increase in gross margin of 18 percentage points over our gross margin of 10% in the three months ended September 30, 2006. The increase was due to a more profitable mix of products sold to our customers, decreased vendor costs, improved yields, and cost reductions resulting from having our design and operations teams working with our contract manufacturers to lower production costs.

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

15 of 39

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

Revenue Recognition. Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns and price adjustments in the same period as when the related revenues are recorded. These estimates are based on historical sales returns and adjustments, other known factors, and our return policy. If future sales returns or price adjustment levels differ from the historical data we use to calculate these estimates, changes to the provision may be required. We generally do not accept product returns from customers; however, we do sell our products under warranty. The specific terms and conditions of our warranties vary by customer and region in which we do business; the warranty period is generally one year.

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers. At September 30, 2007, we determined that an allowance of $172,000 was required due to the uncertainty of collections from one customer.

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

16 of 39

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

Goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which we consider our sole operating unit. Measurement of the fair value of the reporting unit in our annual test for impairment in June is determined using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which is determined based on our current market capitalization.

Impairment of Long-lived Assets. We evaluate the recoverability of long-lived assets in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

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

Contingencies. We are or have been subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise its estimates.

17 of 39

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

	Three Months Ended September 30,
	2007	% of revenue	2006	% of revenue
Net revenue	$54,709	100%	$50,891	100%
Cost of revenue	39,517	72%	45,579	90%

Gross profit	15,192	28%	5,312	10%
Operating expenses:
Research and development	6,774	13%	5,625	11%
Sales and marketing	3,915	7%	3,548	7%
General and administrative	4,475	8%	5,651	11%
Amortization of intangibles	559	1%	852	2%
Restructuring	(335)	-1%	(63)	0%
Gain on disposal of property and equipment	—	—	(20)	0%

Total operating expenses	15,388	28%	15,593	31%

Loss from operations	(196)	0%	(10,281)	-20%
Interest and other income	526	1%	839	2%
Interest and other expense	(11)	0%	(272)	-1%

Income (loss) before income taxes	319	1%	(9,714)	-19%
Provision for income taxes	(274)	-1%	—	0%

Net income (loss)	$45	0%	$(9,714)	-19%

Net Revenue

Net revenue for the three months ended September 30, 2007 was $54.7 million, which represents an increase of $3.8 million, or 8%, from net revenue of $50.9 million for the three months ended September 30, 2006. The increase in net revenue was attributable to an overall increase in demand for our current and new products from existing customers.

18 of 39

To date, a substantial portion of our sales has been concentrated with a limited number of customers. For the three months ended September 30, 2007 and 2006, sales to customers that each comprised 10% or more of net revenue were as follows:

	Three Months Ended September 30,
	2007	2006
Company A	24%	27%
Company B	17%	10%
Company C	—	12%

	41%	49%

While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict future sales to these customers.

Net revenue from customers outside the United States accounted for $38.2 million and $33.7 million of total net revenue, or 70% and 66%, for the three months ended September 30, 2007 and 2006, respectively.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended September 30, 2007 was $39.5 million, compared to $45.6 million for the three months ended September 30, 2006, a decrease of $6.1 million. The decrease was primarily due to improvements from supply-chain, product portfolio, new product introductions, capacity and yield improvement programs and focus on operational manufacturing processes.

We wrote off excess and obsolete inventory of $1.4 million and $3.5 million for the three months ended September 30, 2007 and 2006, respectively. This write-off was primarily due to lower demand for certain products and lower expected usage of previously purchased inventory. The reduction in the write-off of excess and obsolete inventory was primarily due to improved accuracy in predicting the demand for our products, the product mix ordered by our customers, and increased efforts to recover and use this inventory. For the three months ended September 30, 2007 and 2006, we sold inventory previously written-off with original costs totaling $167,000 and $201,000, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates.

Cost of revenue as a percentage of net revenue improved from the three months ended September 30, 2006 to the three months ended September 30, 2007 due to a number of factors. Manufacturing overhead as a percentage of net revenue decreased as we completed the outsourcing of our manufacturing to contract manufacturers in lower-cost regions. Also, direct manufacturing costs as a percentage of net revenue decreased due to the lower cost of direct labor in these lower cost regions and improvement in our supply chain management. These favorable factors were assisted by lower write-offs of excess and obsolete inventory. Consequently, our gross margin percentage improved from 10% for the three months ended September 30, 2006 to 28% for the three months ended September 30, 2007. In addition, the improvement in gross margin percentage was driven by a shift to products with higher volume and higher gross margins.

Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

Research and Development

Research and development expenses increased $1.2 million to $6.8 million for the three months ended September 30, 2007 from $5.6 million for the three months ended September 30, 2006. The increase was primarily due to an increase in headcount, primarily due to our acquisition of Essex and at our development center in Shanghai. As a percentage of net revenue, research and development expenses increased to 13% for the three months ended September 30, 2007 from 11% for the three months ended September 30, 2006. We expect our research and development expenses to remain level as a percentage of net revenue in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in the future.

19 of 39

Sales and Marketing

For the three months ended September 30, 2007, sales and marketing expenses increased $0.4 million to $3.9 million from $3.5 million for the three months ended September 30, 2006. The increase in sales and marketing expense was primarily due to increased headcount in Shanghai. As a percentage of net revenue, sales and marketing expenses remained level at 7% for the three months ended September 30, 2007 and 2006. We expect our sales and marketing expenses as a percentage of net revenue to remain level or decline in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our sales and marketing expenses will not increase in the future.

General and Administrative

General and administrative expenses were $4.5 million for the three months ended September 30, 2007, a decrease of $1.2 million from expenses of $5.7 million for the three months ended September 30, 2006. As a percentage of net revenue, general and administrative expenses decreased to 8% in the three months ended September 30, 2007 from 11% in the three months ended September 30, 2006. The decrease in general and administrative expenses was primarily driven by decreased audit and consulting expenses. We expect our general and administrative expenses to decline as a percentage of revenue in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expenses will not increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.3 million to $0.6 million for the three months ended September 30, 2007, from $0.9 million for three months ended September 30, 2006. This decrease was primarily attributable to the fact that certain intangible assets were fully amortized. These intangible assets were purchased in the acquisitions of the optical businesses of Alcatel-Lucent, Corning and Vitesse in fiscal 2004.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

For the three-month periods ended September 30, 2007 and 2006, restructuring recovery was $0.3 million and $0.1 million, respectively. The recovery in restructuring expense was due to our ability to sublease excess facilities at our Fremont site.

Interest and Other Income

Interest and other income decreased by $0.3 million to $0.5 million in the three months ended September 30, 2007 from $0.8 million in the three months ended September 30, 2006. This decrease was primarily due to lower investment income driven by lower cash balances, combined with lower foreign exchange gains.

Interest and Other Expense

Interest and other expense decreased by $0.3 million to $11,000 in the three months ended September 30, 2007 from $0.3 million in the three months ended September 30, 2006. This decrease was primarily due to the reduction in interest expense associated with the reduction in senior convertible notes balance at September 30, 2006.

Provision for Income Taxes

The provisions for income taxes of $0.3 million and $0 were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions for the three months ended September 30, 2007 and 2006, respectively. The income tax provision for the three months ended September 30, 2007 reflects an effective tax rate of 10%, which differs from the statutory tax rate due to the tax impact of income from foreign operations and unbenefited losses in the U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with SFAS 109.

20 of 39

As of September 30, 2007, our deferred tax assets are fully offset by a valuation allowance. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Avanex’s historical operating performance and reported cumulative net losses since inception the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

Liquidity and Capital Resources

Subsequent to our initial public offering in February 2000, we have financed our operations through the sale of equity securities, issuance of convertible notes and warrants, bank borrowings, equipment lease financing and acquisitions. Financing activities for prior fiscal years are summarized in the annual report on Form 10-K as filed with the SEC on September 7, 2007.

As of September 30, 2007, Avanex had cash and cash equivalents of $13.0 million and short-term investments of $27.0 million for an aggregate of $40.0 million, excluding restricted cash of $6.4 million.

Net cash provided by operating activities of $1.5 million for the three months ended September 30, 2007 was due primarily to an increase of $2.6 million in accounts payable and non-cash charges including stock-based compensation of $3.4 million, provision for doubtful accounts and sales returns of $0.7 million, inventory write-offs of $1.4 million, and other changes to working capital, partially offset by an increase of $2.7 million in accounts receivable, an increase of $1.2 million in inventories, a decrease in accrued compensation of $1.7 million, a decrease of $1.1 million in accrued restructuring and a decrease of $1.0 million in other accrued expenses and deferred revenue.

Net cash used in investing activities during the three months ended September 30, 2007 was $3.9 million, which was primarily due to $2.2 million for the purchase of assets from Essex, an increase in restricted cash of $2.9 million and capital expenditures of $0.8 million, partially offset by net maturities of short-term investments of $1.9 million.

Net cash provided by financing activities was $0.4 million during the three months ended September 30, 2007, which was the result of proceeds generated through the sale of common stock of $0.4 million from the exercise of stock options and the sale of common stock through the Employee Stock Purchase Plan.

Our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on September 7, 2007. As of September 30, 2007, the Company does not have any off-balance sheet arrangements.

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

21 of 39

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

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007
Amortized cost	$39,107	$32,575
Fair market value	$39,102	$32,562
Average interest rate	5.28%	5.09%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France, and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 30, 2007 would have led to an additional profit of approximately $1.1 million (dollar strengthening), or an additional loss of approximately $1.1 million (dollar weakening) on our net dollar position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk, and currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007 because of the material weakness discussed below.

22 of 39

As discussed in more detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2007, as of June 30, 2007, our management concluded that controls over judgmental and complex processes and transactions were inadequate resulting in insufficient control over financial reporting. During the three month period ended September 30, 2007, we began remediating the material weakness described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2007. However, as of September 30, 2007, we have not completed the remediation of the material weakness.

Changes in internal controls over financial reporting

Our management is treating the outstanding material weakness, as well as the control environment, seriously and has implemented the following actions to remediate them:

•	Evaluated and revised where necessary calculations used in the preparation of accounts receivable, warranty, and excess and obsolete inventory reserves; and

•	Increased supervision and review of judgmental and complex processes and transactions

During the fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

IPO Class Action Lawsuit

On August 6, 2001, Avanex, certain of its officers and directors, and various underwriters in its initial public offering (“IPO”) were named as defendants in a class action filed in the United States District Court for the Southern District of New York, captioned Beveridge v. Avanex Corporation et al., Civil Action No. 01-CV-7256. This action and other subsequently filed substantially similar class actions have been consolidated into In re Avanex Corp. Initial Public Offering Securities Litigation, Civil Action No. 01 Civ. 6890. The consolidated amended complaint in the action generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in Avanex’s IPO. Plaintiffs have brought claims for violation of several provisions of the federal securities laws against those underwriters, and also against Avanex and certain of its directors and officers, seeking unspecified damages on behalf of a purported class of purchasers of Avanex’s common stock between February 3, 2000 and December 6, 2000. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 40 investment banks and 250 other companies. All of these “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. On October 9, 2002, the claims against Avanex’s directors and officers were dismissed without prejudice pursuant to a tolling agreement. The issuer defendants filed a coordinated motion to dismiss all common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order did not dismiss the Section 10(b) or Section 11 claims against Avanex.

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

23 of 39

Section 16(b) Demand

On October 3, 2007, a purported Avanex shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., Case No. C07-01568, filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

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

We have never been profitable until the current quarter, in which we reported nominal net income of $45,000. Except for the current quarter, we have experienced operating losses in each quarterly and annual period since our inception in 1997, and we may again incur operating losses for an indeterminate period of time. As of September 30, 2007, we had an accumulated deficit of $705.1 million. Also, for three months ended September 30, 2007, the fiscal year ended June 30, 2007 and for each of our prior fiscal years, we had negative operating cash flow, and we may incur negative operating cash flow in future periods. There can be no assurance that our business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition.

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

Our ability to be profitable depends on our ability to increase our revenues and/or control costs and expenses in relation to revenues and to increase our gross margin. During the three months ended September 30, 2007, our gross margin percentage was 28%. During the fiscal years ended June 30, 2007 and 2006, our gross margin percentage was 18% and 5%, respectively. Despite our continued efforts to improve our gross margins, there can be no assurance that our gross margins will improve in the future.

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

24 of 39

In addition, over our limited operating history, the average selling prices of our existing products have decreased and this trend may continue. However, our overall product mix has shifted toward products with higher levels of integration, typically selling at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our total revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which would adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margins, our cash flows from operations would be negatively impacted, and we would be unable to be profitable.

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

25 of 39

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 4 of this Quarterly Report on Form 10-Q, our management concluded that as of September 30, 2007 we did not maintain effective internal controls over the following:

Controls over judgmental and complex processes and transactions were inadequate resulting in insufficient control over financial reporting.

Our management determined that this control deficiency was considered a material weakness that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2007 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We expect the remediation of this material weakness to occur during fiscal year 2008.

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

26 of 39

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

As of October 25, 2007, Alcatel-Lucent owned shares of our common stock representing 12% of the outstanding shares of our common stock. On October 29, 2007, the Pirelli Group announced that it had agreed to acquire all the shares of our common stock held by Alcatel-Lucent. If the Pirelli Group or our other stockholders sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

In addition, we have issued warrants to purchase initially up to an aggregate of 17,919,288 million shares of common stock to certain institutional investors that are exercisable through 2008, 2009 and 2011 at exercise prices ranging from $1.13 to $2.68 per share, subject to broad-based anti-dilution provisions, including weighted average price-based anti-

27 of 39

dilution provisions. If these institutional investors exercise the warrants, we will issue shares of our common stock and such issuances may be dilutive to our stockholders. Because the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the warrants, the number of shares that could actually be issued may be greater than the amount described above. For example, in connection with our March 1, 2007 financing, the holders of the warrants we issued on March 9, 2006 received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 117,221 additional shares being issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $2.73 per share to $2.69 per share.

We may have difficulty obtaining additional capital.

Our balance of cash, cash equivalents, and unrestricted short-term investments decreased from $43.8 million at June 30, 2007 to $40.0 million at September 30, 2007. Except for the current quarter, we have not been profitable, and there can be no assurance that our business will be profitable in the future. If these trends continue in the future, it could have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. If adequate capital is not available to us as required, or is not available on favorable terms, our business, operating results and financial condition would be adversely affected.

II. Market and Competitive Risks.

Market conditions in the telecommunications industry may significantly harm our financial position.

We sell our products primarily to a few large customers in the telecommunications industry. Two customers accounted for 24% and 17% of our net revenue, respectively, for the three months ended September 30, 2007. Two customers accounted for an aggregate of 29% and 17% of our net revenue, respectively, for the fiscal year ended June 30, 2007. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.

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

28 of 39

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

The long sales cycles for sales of our products to customers may cause operating results to vary from quarter to quarter, which could continue to cause volatility in our stock price, and may prevent us from being profitable.

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

29 of 39

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

In addition, as discussed above, we sold ninety percent (90%) of the shares of Avanex France, the operator of our semiconductor fabs and associated product lines located in Nozay, France. Pursuant to the provisions of French bankruptcy law, in the event that Avanex France, now “3S Photonics,” declares bankruptcy after such sale, we may be held liable, as

30 of 39

“manager de facto” of 3S Photonics for the payment of all or part of the liabilities of 3S Photonics, should it appear that we committed mismanagement which would have solely or partially led to the bankruptcy of 3S Photonics, and these liabilities could be significant. Such liability, if incurred, could have a material adverse effect on our business, results of operations and financial condition. In addition, we agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to and at the time of sale, and approximately €2 million for other liabilities. Should any such liabilities or expenses be of a material amount, our finances could be materially and adversely affected. Finally, we may be dependent on 3S Photonics to supply us with certain products and components that we sell to our customers. Any interruption in the operations of 3S Photonics, or any deficiency in the quality or quantity of the components or products built for us by 3S Photonics, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may experience a shortfall in revenue, lose existing or potential customers or otherwise experience material adverse effects upon our business, results of operation and financial condition.

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

31 of 39

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

32 of 39

•	a surplus and potential obsolescence of inventory, materials and capacity, if estimates of our customers’ requirements are greater than our customers’ actual need; or

•	a lack of sufficient products to satisfy our customers’ needs, if estimates of our customers’ requirements are less than our customers’ actual needs.

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, inventory write-offs are primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months ended September 30, 2007 and 2006, we recorded write-offs of $1.4 million and $3.5 million, respectively, for excess and obsolete inventory. For the fiscal years ended June 30, 2007 and June 30, 2006, we recorded write-offs of $12.9 million and $12.8 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-downs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our business, results of operations, and financial condition.

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

33 of 39

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

34 of 39

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

35 of 39

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

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. Further, we license certain intellectual property from third parties, including Alcatel-Lucent and Corning, that is critical to our business, and we also license intellectual property to other parties. We cannot assure you that any patent applications or issued patents will protect our proprietary technology, or that any patent applications or patents issued will not be challenged by third parties. Further, we cannot assure you that parties from whom we license intellectual property will not violate their agreements with us; that they will not license their intellectual property to third parties; that their patent applications, patents and other intellectual property will protect our technology, products and business; or that their patent applications, patents, and other intellectual property will not be challenged by third parties. For example, Alcatel-Lucent has cross licenses with various third parties, which, when combined with their own intellectual property, may permit these third parties to compete with us. Our intellectual property also consists of trade secrets, requiring more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued or licensed to us.

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

36 of 39

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

37 of 39

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase and Sale Agreement by and between the Registrant and Essex Corporation, dated July 2, 2007 (which is incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 10-K filed on September 7, 2007).

10.1	Description of Fiscal 2008 Bonus Plan (which is incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on September 12, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

38 of 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ MARLA SANCHEZ
Marla Sanchez
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date:	November 2, 2007

39 of 39