Form 10-Q
period 2007-12-31
AVANEX CORP
filed 2008-02-01
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

There were 229,130,650 shares of the Company’s Common Stock, par value $.001 per share, outstanding on January 23, 2008.

AVANEX CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$9,284	$14,837
Restricted cash	6,484	3,620
Short-term investments	36,849	28,942
Accounts receivable, net of allowance for doubtful accounts of $111 and $0 at December 31, 2007 and June 30, 2007, respectively	39,677	33,764
Inventories	16,915	15,188
Due from related party	31	14,381
Other current assets	6,372	5,716

Total current assets	115,612	116,448
Property and equipment, net	7,233	5,900
Intangibles, net	425	559
Goodwill	9,408	9,408
Deposits and other assets	2,856	2,685

Total assets	$135,534	$135,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,716	$32,549
Accrued compensation	5,796	6,091
Accrued warranty	771	873
Due to related party	167	2,144
Other accrued expenses and deferred revenue	9,094	8,796
Current portion of long-term obligations	10	9
Current portion of accrued restructuring	2,821	2,837

Total current liabilities	49,375	53,299
Long-term liabilities:
Accrued restructuring	6,557	8,269
Other long-term obligations	1,499	1,350

Total liabilities	57,431	62,918

Stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 shares authorized; 229,153,556 and 226,184,325 shares outstanding, net of 157,656 treasury shares, at December 31, 2007 and June 30, 2007, respectively	229	226
Additional paid-in capital	781,638	775,901
Accumulated other comprehensive income	1,214	1,064
Accumulated deficit	(704,978)	(705,109)

Total stockholders’ equity	78,103	72,082

Total liabilities and stockholders’ equity	$135,534	$135,000

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenue:
Third parties	$47,155	$40,325	$88,550	$77,679
Related parties	4,852	15,298	18,166	28,835

Total net revenue	52,007	55,623	106,716	106,514
Cost of revenue:
Cost of revenue except for purchases from related parties	35,567	44,968	75,083	90,542
Purchases from related parties	321	159	322	164

Total cost of revenue	35,888	45,127	75,405	90,706

Gross profit	16,119	10,496	31,311	15,808
Operating expenses:
Research and development	7,604	5,832	14,378	11,457
Sales and marketing	4,202	3,891	8,117	7,439
General and administrative:
Third parties	4,980	9,148	9,455	14,810
Related parties	—	(73)	—	(84)
Amortization of intangibles	101	656	660	1,508
Restructuring	2	436	(333)	373
Gain on disposal of property and equipment	—	(28)	—	(48)

Total operating expenses	16,889	19,862	32,277	35,455

Loss from operations	(770)	(9,366)	(966)	(19,647)
Interest and other income	1,086	1,121	1,612	1,960
Interest and other expense	(3)	(308)	(14)	(580)

Income (loss) before income taxes	313	(8,553)	632	(18,267)
Provision for income taxes	(227)	—	(501)	—

Net income (loss)	$86	$(8,553)	$131	$(18,267)

Basic net income (loss) per common share	$0.00	$(0.04)	$0.00	$(0.09)

Diluted net income (loss) per common share	$0.00	$(0.04)	$0.00	$(0.09)

Weighted-average number of shares used in computing:
Basic net income (loss) per common share	228,538	206,873	227,644	206,131

Diluted net income (loss) per common share	231,899	206,873	231,363	206,131

See accompanying notes.

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
Operating Activities:
Net income (loss)	$131	$(18,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	—	(48)
Depreciation and amortization	1,484	1,330
Amortization of intangibles	659	1,507
Stock-based compensation	3,637	3,701
Provision for doubtful accounts and sales returns	377	51
Non-cash interest expense	—	317
Write-off of excess and obsolete inventory	3,770	6,898
Changes in operating assets and liabilities:
Accounts receivable	8,512	(7,296)
Inventories	(4,971)	(10,179)
Other current assets	(394)	4,121
Other assets	(161)	(434)
Due to/from related party	(2,552)	(7,293)
Accounts payable	(258)	8,866
Accrued compensation	490	474
Accrued restructuring	(1,728)	(2,410)
Accrued warranty	(102)	(107)
Other accrued expenses and deferred revenue	(914)	3,338

Net cash provided by (used in) operating activities	7,980	(15,431)

Investing Activities:
Purchases of investments	(87,694)	(220,713)
Maturities of investments	79,802	244,796
Decrease (increase) in restricted cash	(2,864)	785
Purchases of property and equipment	(1,426)	(1,552)
Net cash used in asset purchase	(2,139)	—
Proceeds from sale of property and equipment	—	106

Net cash provided by (used in) investing activities	(14,321)	23,422

Financing Activities:
Payments on capital lease obligations	(4)	(712)
Proceeds from issuance of common stock	549	858

Net cash provided by financing activities	545	146

Effect of exchange rate changes on cash	243	260
Net increase (decrease) in cash and cash equivalents	(5,553)	8,397
Cash and cash equivalents at beginning of period	14,837	28,963

Cash and cash equivalents at end of period	$9,284	$37,360

Supplemental Information:
Cash paid during the period for:
Interest expense	$—	$28

Non-cash investing and financing activities:
Conversion of senior convertible notes into common stock, net of discount of $96	$—	$449

Amortization of actuarial gain recognized in accumulated other comprehensive income	$(16)	$—

See accompanying notes.

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

Avanex Corporation and its wholly owned subsidiaries (“the Company”, “we”, “us” and “our”) design, manufacture and market fiber optic-based products, known as photonic processors, which increase the performance of optical networks. The Company sells products to telecommunications system integrators and their network carrier customers. The Company was incorporated in October 1997 in California and reincorporated in Delaware in January 2000.

The accompanying unaudited condensed consolidated financial statements as of December 31, 2007, and for the three and six months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of Avanex and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2007, the consolidated operating results for the three and six months ended December 31, 2007 and 2006, and the consolidated cash flows for the six months ended December 31, 2007 and 2006. The consolidated results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2007, contained in its Annual Report on Form 10-K filed with the SEC on September 7, 2007.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This Interpretation was effective for our fiscal year beginning July 1, 2007. The adoption of FIN No. 48 did not have a material impact on our consolidated balance sheet and statement of operations.

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

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards does not correspond with the term for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.

Fair Value—Fair value of the Company’s stock options granted to employees for the three and six months ended December 31, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Option Plan Shares:
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	76.0%	80.0%	75.5%	80.5%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	3.60%	4.70%	3.96%	4.65%
Weighted-average fair value	$1.54	$1.19	$1.60	$1.20

ESPP Shares:
Expected term (in years)	1.00	1.00	1.00	1.00
Volatility	62.0%	80.0%	62.0%	80.5%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	4.15%	4.86%	4.15%	4.86%
Weighted-average fair value	$0.71	$2.75	$0.71	$2.75

Fair value of the Company’s restricted stock units granted to employees for the three and six months ended December 31, 2007 and 2006 was determined based on the Company’s stock price at the date of the grant.

Stock-Based Compensation Expense

Under the provisions of FASB Statement No. 123(R) (“SFAS 123(R)”) “Share-Based Payment,” effective July 1, 2005, we recorded $1.8 million of stock compensation expense in our consolidated statements of operations for each of the three months ended December 31, 2007 and 2006, and $3.6 million and $3.7 million for the six months ended December 31, 2007 and 2006, respectively.

At December 31, 2007, the total stock-based compensation expense related to unvested stock grants to employees under the Company’s stock plans but not yet recognized was approximately $11.6 million, net of estimated forfeitures of $5.0 million. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. Stock option activity for the six months ended December 31, 2007 is summarized below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2007	13,312,450	$4.20	6.6	$1,889
Granted	2,808,100	$1.60
Exercised	(347,174)	$1.07
Canceled	(1,972,113)	$3.74

Outstanding at December 31, 2007	13,801,263	$3.83	7.1	$80

Vested and expected to vest at December 31, 2007	12,041,711	$4.13	6.8	$76

Exercisable at December 31, 2007	8,062,023	$5.33	5.7	$70

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 0.7 million options that were in-the-money at December 31, 2007. During the three months ended December 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.1 million and $0.1 million, respectively. During the six months ended December 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.3 million and $0.2 million, respectively. Intrinsic value was determined as of the date of option exercise.

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. Restricted stock unit activity for the six months ended December 31, 2007 is summarized below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2007	4,206,895	$0.001	1.3	$7,575	1.65
Awarded	3,210,828	$0.001			1.75
Released	(2,399,865)	$0.001			1.62
Forfeited	(702,032)	$0.001			1.61

Outstanding at December 31, 2007	4,315,826	$0.001	1.8	$4,312	1.71

Vested and expected to vest at December 31, 2007	2,915,065	$0.001	1.7	$2,912

Aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock for the 4.3 million of outstanding restricted stock units that were in-the-money at December 31, 2007. During the three and six months ended December 31, 2007, the aggregate intrinsic value of restricted stock units vesting was $1.6 million and $3.9 million, respectively. During the three and six months ended December 31, 2006, the aggregate intrinsic value of restricted stock units vesting was $1.2 million and $2.1 million, respectively. Intrinsic value was determined as of the date the restricted stock unit vested.

Employee Stock Purchase Plan (“ESPP”) Activity

During the three months ended December 31, 2007 and 2006, no shares were issued in connection with the Company’s ESPP, and accordingly the aggregate intrinsic value of options exercised under the Company’s ESPP was $0 for both periods. During the six months ended December 31, 2007 and 2006, 222,192 and 202,552 shares were issued at a weighted average purchase price of $0.95 and $0.84, respectively, in connection with the Company’s ESPP, and the aggregate intrinsic value of options exercised under the Company’s ESPP was $152,000 and $94,000, respectively.

3.	Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a standard basis, which approximates actual costs on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	December 31, 2007	June 30, 2007
Raw materials	$6,696	$4,781
Work-in-process	257	591
Finished goods	9,962	9,816

	$16,915	$15,188

In the three months ended December 31, 2007 and 2006, the Company recorded charges to cost of revenue for the write-off of excess and obsolete inventory of $2.4 million and $3.4 million, respectively, and for the six months ended December 31, 2007 and 2006, the Company recorded charges to cost of revenue for the write-off of excess and obsolete inventory of $3.8 million and $6.9 million, respectively.

4.	Restructuring

A summary of the Company’s accrued restructuring expense and accrued restructuring liability is as follows (in thousands):

Three months ended December 31, 2007:

	Expense for Three Months Ended December 31, 2007	Balance September 30, 2007	Accrued	Paid	Recovered	Balance December 31, 2007
Workforce reduction, fiscal 2004	$—	$—	$—	$—	$—	$—
Workforce reduction, fiscal 2005	—	—	—	—	—	—
Workforce reduction, fiscal 2006	—	—	—	—	—	—
Abandonment of excess leased facilities	2	10,053	8	(677)	(6)	9,378

Total restructuring	$2	$10,053	$8	$(677)	$(6)	$9,378

Six months ended December 31, 2007:

	Expense for Six Months Ended December 31, 2007	Balance June 30, 2007	Accrued	Paid	Recovered	Balance December 31, 2007
Workforce reduction, fiscal 2004	$—	$—	$—	$—	$—	$—
Workforce reduction, fiscal 2005	—	11	—	(11)	—	—
Workforce reduction, fiscal 2006	—	—	—	—	—	—
Abandonment of excess leased facilities	(333)	11,095	24	(1,384)	(357)	9,378

Total restructuring	$(333)	$11,106	$24	$(1,395)	$(357)	$9,378

The liability related to abandoned facilities will be paid out through fiscal 2011, of which $2.8 million will be disbursed in the next 12 months.

5.	Acquisition of Essex

On July 2, 2007, the Company purchased certain assets from Essex Corporation (“Essex”), a subsidiary of Northrop Grumman Space and Mission Systems Corporation, for $2.1 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. The Company acquired the assets relating to the MSA 300-pin transponder and XFP transceiver businesses of the Commercial Communication Products Division of Essex.

The transaction was accounted for as a purchase of assets in accordance with FASB Statement No. 141, “Business Combination”; therefore, the tangible assets acquired were recorded at fair value on the acquisition date.

In allocating the purchase price based on estimated fair values, we recorded approximately $1.6 million and $0.5 million of tangible and intangible assets acquired, respectively. The tangible assets consist of $1.1 million of fixed assets, $0.3 million of inventory, and $0.2 million of prepaid rent, while the intangible assets consist of $0.3 million for technology and $0.2 million for a non-compete agreement. The allocation of the purchase price was based upon assessments by management of the fair value of the assets acquired.

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$842	$1,745	$873	$1,799
Accrual for sales during the period	47	272	208	408
Cost of warranty repair	(118)	(271)	(310)	(405)
Adjustment to prior sales (including expirations and changes in estimates)	—	(4)	—	(60)

Balance at end of period	$771	$1,742	$771	$1,742

7.	Income Taxes

We recorded an income tax provision of $227,000 and $501,000 for the three and six months ended December 31, 2007, respectively. For the three and six months ended December 31, 2006, we recorded no provision for income taxes. The higher income tax provision for the three and six months ended December 31, 2007 as compared to the same period in 2006 primarily reflects higher foreign income during the respective period in 2007 as compared to 2006.

As of December 31, 2007, our deferred tax assets are fully offset by a valuation allowance. FASB Statement No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Avanex’s historical operating performance and reported cumulative net losses since inception the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

Effective July 1, 2007, we adopted FIN No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. ” FIN 48 prescribes a recognition threshold and measurement guidance for the financial statement reporting of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition matters related to uncertain tax positions. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with FASB Statement No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. As a result of the implementation of FIN 48, Avanex recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. At December 31, 2007, the Company had no amounts accrued for payment of interest and penalties related to unrecognized tax benefits.

As of adoption, the Company’s total unrecognized tax benefits were $6,325,000, none of which, if recognized, would affect its effective tax rate due to the existence of the valuation allowance. Tax years 2004 through 2006 and 2003 through 2006 for domestic and foreign taxes, respectively, remain open to examination.

8.	Net Income (Loss) per Share and Comprehensive Income (Loss)

The following table presents the calculation of basic and diluted net income (loss) per share, and comprehensive income (loss) (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31, 2007
	2007	2006	2007	2006
Net income (loss)	$86	$(8,553)	$131	$(18,267)

Shares used to compute basic net income (loss) per share	228,538	206,873	227,644	206,131
Potentially dilutive shares used to compute net income per share on a diluted basis	3,361	—	3,719	—

Shares used to compute diluted net income (loss) per share	231,899	206,873	231,363	206,131

Net income (loss) per share:
Basic	$0.00	$(0.04)	$0.00	$(0.09)

Diluted	$0.00	$(0.04)	$0.00	$(0.09)

Net income (loss)	$86	$(8,553)	$131	$(18,267)
Unrealized gain on investments	3	—	11	25
Amortization of actuarial gain recognized in accumulated other comprehensive income	(8)	—	(16)	—
Cumulative translation adjustment	66	(600)	155	(721)

Comprehensive income (loss)	$147	$(9,153)	$281	$(18,963)

At December 31, 2007, the Company had securities outstanding that had exercise prices above the average fair market value of common stock for the three month period ended December 31, 2007 that were excluded from the computation of diluted net income (loss) per share as their effect was anti-dilutive. At December 31, 2006, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	Balance at December 31,
	2007	2006
Employee stock options	11,549,520	13,051,423
Employee restricted stock units	—	4,835,383
8% convertible notes	—	5,555,556
Warrants attached to 8% convertible notes	—	8,737,689
Warrants granted to landlord	60,000	60,000
Warrants attached to March 2006 equity securities offering	7,339,727	7,222,500
Warrants attached to March 2007 equity securities offering	2,698,764	—

	21,648,011	39,462,551

9.	Related Party Transactions

On July 31, 2003, Alcatel (now known as Alcatel-Lucent) was issued 28% of the Company’s common stock in connection with the acquisitions of certain businesses of Alcatel. On October 29, 2007, the Pirelli Group acquired all the shares of the Company's common stock held by Alcatel-Lucent. As of December 31, 2007, the Pirelli Group owned 12% and Alcatel-Lucent owned 0% of the outstanding shares of Avanex common stock. As of June 30, 2007, Alcatel-Lucent owned 13% of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from the Pirelli Group and Alcatel-Lucent in the regular course of business.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007*	2006**	2007*	2006**
Related party transactions
Sales to related parties	$4,852	$15,298	$18,166	$28,835
Purchases from related parties in cost of revenue	321	159	322	164
Administrative and transitional services purchased from related parties	—	73	—	84

*	On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. Thus, related party transactions for the three and six months ended December 31, 2007 include Alcatel-Lucent from October 1, 2007 to October 29, 2007, and the Pirelli Group from October 30, 2007 to December 31, 2007.

**	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel-Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure beginning December 1, 2006.

Amounts due from and due to related parties (in thousands):

	December 31, 2007*	June 30, 2007*
Due from related parties	$31	$14,381
Due to related parties	167	2,144

*	On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. Thus, as of December 31, 2007, the Pirelli Group is a related party, and as of June 30, 2007, Alcatel-Lucent is the related party.

10.	Disclosures about Segments of an Enterprise

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

Customers who represented 10% or more of our net revenue or accounts receivable were as follows:

	Percentage of Net Revenue				Percent of Accounts Receivable, net, at
	Three Months Ended December 31,		Six Months Ended December 31,
					December 31, 2007	June 30, 2007
	2007	2006	2007	2006
Company A	23%	27%	24%	29%	25%	24%
Company B	22%	21%	19%	16%	13%	10%
Company C	*	10%	*	11%	*	*
Company D	*	10%	*	*	*	*

	45%	68%	43%	56%	38%	34%

*	less than 10%

Revenues by geographical area were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Americas	$25,905	$28,436	$50,013	$52,339
Europe	16,830	21,731	33,618	41,706
Asia-Pacific	9,272	5,456	23,085	12,468

Total	$52,007	$55,623	$106,716	$106,514

11.	Disposition

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

The sale involved the divestiture of the Company’s laser, terrestrial and submarine pumps and Fiber Bragg Grating product lines. The Company will continue to operate its optical interfaces (OIF) business and optical fiber amplifiers and raman amplifiers business, which had been transferred to a new wholly owned subsidiary of the Company in France prior to the closing.

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

In July 2007, the Company and 3S Photonics entered into a Settlement Agreement that finalized the cash payments between the two parties under the share purchase agreement. As part of this agreement, the Company placed in an escrow account the amount of €2 million to provide for payment of certain vendor liabilities claimed by 3S Photonics. The liabilities, as determined by an independent accountant, must exceed a threshold of €2,699,898 before amounts are disbursed from the escrow fund. In the event that the total liabilities presented for payment by 3S Photonics and approved by the independent accountant do not exceed the €2 million plus the threshold amount prior to the expiration of the escrow agreement in March 2008, then such unused funds will be returned to the Company. The cash placed in escrow has been classified as restricted cash as of December 31, 2007. As of December 31, 2007, no amounts have been disbursed from the escrow funds.

In July 2007, the Company and 3S Photonics entered into an Amendment Agreement to the Global Distributor Agreement whereby the Company distributed products manufactured by 3S Photonics. The Amendment Agreement provides that the Global Distributor Agreement between the Company and 3S Photonics will terminate in April 2008, except for one customer, Alcatel-Lucent, for which 3S Photonics has the right to extend the term of the Global Distributor Agreement for an additional year. This amendment was granted in exchange for a cash payment by 3S Photonics to Avanex. Beginning with the quarter ended September 30, 2007 and continuing for six quarters in total, 3S Photonics will provide Avanex with free product or cash under the Global Distributor Agreement in the amount of €415,806 per quarter. In the three and six months ended December 31, 2007, the Company reduced cost of goods sold for this product credit by approximately $0.6 and $1.2 million, respectively.

On December 27, 2007, the Company filed an arbitration claim against 3S Photonics in New York regarding disputes primarily involving the early termination of the Global Distribution Agreement by 3S Photonics and other payment obligations the Company believes 3S Photonics owes to it. 3S Photonics’ response to the arbitration claim is currently due in early February 2008. The arbitration is in the early stages of discovery and there can be no certainty of its ultimate outcome. In the opinion of management, the ultimate disposition of this matter will not have a material adverse impact on the Company’s consolidated financial position, results of its operations or liquidity.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flow in a particular period.

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

Arbitration against 3S Photonics

On December 27, 2007, the Company filed an arbitration claim against 3S Photonics in New York regarding disputes primarily involving the early termination of the Global Distribution Agreement by 3S Photonics and other payment obligations the Company believes 3S Photonics owes to it. 3S Photonics’ response to the arbitration claim is currently due in early February 2008. The arbitration is in the early stages of discovery and there can be no certainty of its ultimate outcome. In the opinion of management, the ultimate disposition of this matter will not have a material adverse impact on the Company’s consolidated financial position, results of its operations or liquidity.

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

Overview

We design, manufacture and market fiber optic-based products, known as photonic processors, which increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were incorporated in October 1997 in California and reincorporated in Delaware in January 2000. We began making volume shipments of our products during the quarter ended September 30, 1999.

In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition of the optical components businesses of Alcatel-Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of December 31, 2007, our accrued restructuring liability balance was $9.4 million, consisting of excess facilities costs payable through fiscal 2011.

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

Net Revenue. The market for optical equipment continues to evolve and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products can be lengthy, and the practice of customers in the communications industry to sporadically place orders with short lead times which may cause our net revenue, gross margin, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. Two customers accounted for 23% and 22% of our net revenue, respectively, for the three months ended December 31, 2007. Four customers accounted for 27%, 21%, 10% and 10% of our net revenue, respectively, for the three months ended December 31, 2006. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. We wrote off excess and obsolete inventory of $2.4 million and $3.4 million in the three months ended December 31, 2007 and 2006, respectively, and $3.8 million and $6.9 million in the six months ended December 31, 2007 and 2006, respectively.

Gross Margin. Gross margin represents revenue less cost of revenue. During the three months ended December 31, 2007, gross margin increased to 31% of revenue, which was an increase in gross margin of 12 percentage points over our gross margin of 19% in the three months ended December 31, 2006. During the six months ended December 31, 2007, gross margin increased to 29% of revenue, which was an increase in gross margin of 14 percentage points over our gross margin of 15% in the six months ended December 31, 2006. The increase was due to a more profitable mix of products sold to our customers, decreased vendor costs, improved yields, the introduction of new lower production cost products, recovery of a 3S Photonics-related reserve, and cost reductions resulting from having our design and operations teams working with our contract manufacturers to lower production costs.

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

Gain on Disposal of Property and Equipment. Gain on disposals includes gains incurred as a result of the disposal of property, plant, or equipment for an amount greater than the net book value.

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

Income Taxes. In accordance with FASB Statement No. 109, “Accounting for Income Taxes”, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law, and the effects of future changes in tax laws or rates are not anticipated.

In July 2006, FASB issued FIN 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenue recognition policy complies with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” We recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns and price adjustments in the same period as when the related revenues are recorded. These estimates are based on historical sales returns and adjustments, other known factors, and our return policy. If future sales returns or price adjustment levels differ from the historical data we use to calculate these estimates, changes to the provision may be required. We generally do not accept product returns from customers; however, we do sell our products under warranty. The specific terms and conditions of our warranties vary by customer and region in which we do business; the warranty period is generally one year.

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. When we become aware, subsequent to delivery, of a customer’s potential inability to meet their obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers. At December 31, 2007, we determined that an allowance of $111,000 was required due to the uncertainty of collections from one customer.

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

Stock-based Compensation Expense. We account for employee stock-based compensation costs in accordance with FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and SAB No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock-based awards, and the expected life was estimated to be 6.25 years using the simplified method permitted under SAB 107. Further, as required under SFAS 123(R), we now estimate forfeitures for options granted that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

Goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net income (loss). We operate in one segment, which we consider our sole reporting unit. Measurement of the fair value of the reporting unit in our annual test for impairment in June is determined using the market capitalization approach. The capitalization approach focuses on the fair value of the enterprise, which is determined based on our current market capitalization.

Impairment of Long-lived Assets. We evaluate the recoverability of long-lived assets in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

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

Contingencies. We are or have been subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We evaluate contingent liabilities including threatened or pending litigation in accordance with FASB Statement No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise its estimates.

In addition to product warranties, we, from time to time, in the normal course of business, indemnify certain customers with whom we enter into contractual relationships. We have agreed to hold the other party harmless against third party claims that our products, when used for their intended purpose, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The estimated fair value of these indemnification provisions is minimal. To date, we have not incurred any costs related to claims under these provisions, and no amounts have been accrued in our financial statements.

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

We record a valuation allowance to reduce our deferred tax assets to an amount that more likely than not will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, expressed as amounts in thousands and as percentages of net revenue. Our historical operating results are not necessarily indicative of our results to be expected for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	Amounts		% of Net Rev.		Amounts		% of Net Rev.
Net revenue	$52,007	$55,623	100%	100%	$106,716	$106,514	100%	100%
Cost of revenue	35,888	45,127	69%	81%	75,405	90,706	71%	85%

Gross profit	16,119	10,496	31%	19%	31,311	15,808	29%	15%
Operating expenses:
Research and development	7,604	5,832	15%	11%	14,378	11,457	13%	11%
Sales and marketing	4,202	3,891	8%	7%	8,117	7,439	7%	7%
General and administrative	4,980	9,075	10%	16%	9,455	14,726	9%	14%
Amortization of intangibles	101	656	0%	1%	660	1,508	1%	1%
Restructuring	2	436	0%	1%	(333)	373	0%	0%
Gain on disposal of property and equipment	—	(28)	—	0%	—	(48)	0%	0%

Total operating expenses	16,889	19,862	32%	36%	32,277	35,455	30%	33%

Loss from operations	(770)	(9,366)	-1%	-17%	(966)	(19,647)	-1%	-18%
Interest and other income	1,086	1,121	2%	2%	1,612	1,960	2%	2%
Interest and other expense	(3)	(308)	0%	0%	(14)	(580)	0%	-1%

Income (loss) before income taxes	313	(8,553)	1%	-15%	632	(18,267)	1%	-17%
Provision for income taxes	(227)	—	-1%	0%	(501)	—	-1%	0%

Net income (loss)	$86	$(8,553)	0%	-15%	$131	$(18,267)	0%	-17%

Net Revenue

Net revenue for the three months ended December 31, 2007 was $52.0 million, which represents a decrease of $3.6 million, or 7%, from net revenue of $55.6 million for the three months ended December 31, 2006. The decrease in net revenue was primarily attributable to 3S Photonics’ termination of its Global Distributor Agreement with us whereby we distributed products manufactured by 3S Photonics and, to a lesser extent, an overall decrease in sales volume for our products and mix of products sold. Net revenue for the six months ended December 31, 2007 was $106.7 million, which represents a slight increase of $0.2 million from net revenue of $106.5 million for the six months ended December 31, 2006.

To date, a substantial portion of our sales has been concentrated with a limited number of customers. For the three and six months ended December 31, 2007 and 2006, sales to customers that each comprised 10% or more of net revenue were as follows:

	Percentage of Net Revenue
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Company A	23%	27%	24%	29%
Company B	22%	21%	19%	16%
Company C	*	10%	*	11%
Company D	*	10%	*	*

	45%	68%	43%	56%

* less than 10%

While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict future sales to these customers.

Net revenue from customers outside the United States accounted for $29.4 million and $27.2 million of total net revenue, or 57% and 49%, for the three months ended December 31, 2007 and 2006, respectively, and accounted for $67.6 million and $60.9 million of total net revenue, or 63% and 57%, for the six months ended December 31, 2007 and 2006, respectively.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended December 31, 2007 was $35.9 million, compared to $45.1 million for the three months ended December 31, 2006, a decrease of $9.2 million. Cost of revenue for the six months ended December 31, 2007 was $75.4 million, compared to $90.7 million for the six months ended December 31, 2006, a decrease of $15.3 million. The decrease in cost of revenue in both periods was primarily due to cost improvements from new product introductions, supply-chain, product portfolio, capacity and yield improvement programs, and a focus on operational manufacturing processes.

We wrote off excess and obsolete inventory of $2.4 million and $3.4 million for the three months ended December 31, 2007 and 2006, respectively, and $3.8 million and $6.9 million for the six months ended December 31, 2007 and 2006, respectively. These write-offs were primarily due to lower demand for certain products and lower expected usage of previously purchased inventory. The reduction in the write-off of excess and obsolete inventory was primarily due to improved accuracy in predicting the demand for our products, the product mix ordered by our customers, and increased efforts to recover and use this previously written-off inventory. For the three months ended December 31, 2007 and 2006, we sold inventory previously written-off with original costs totaling $0.9 million and $0.2 million, respectively, and for the six months ended December 31, 2007 and 2006, we sold inventory previously written-off with original costs totaling $1.2 million and $357,000, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used or sold because customers ordered products that included these components in excess of our estimates.

Cost of revenue as a percentage of net revenue improved when comparing both the three and six months ended December 31, 2006 to the same periods in 2007 due to a number of factors. Manufacturing overhead as a percentage of net revenue decreased as we completed the outsourcing of our manufacturing to contract manufacturers in lower-cost regions. Also, direct manufacturing costs as a percentage of net revenue decreased due to product improvements in our supply chain management. These favorable factors were assisted by lower write-offs of excess and obsolete inventory. Additionally, as part of our Global Distributor Agreement with 3S Photonics, we reduced cost of goods sold for a product credit by approximately $0.6 and $1.2 million in the three and six months ended December 31, 2007, respectively. In addition, cost of goods sold during the three months ended December 31, 2007 included a benefit of $0.8 million related to services provided under the Transition Services Agreement with 3S Photonics that we do not expect to reoccur.

Consequently, our gross margin percentage improved from 19% and 15% for the three and six months ended December 31, 2006, respectively, to 31% and 29% for the three and six months ended December 31, 2007, respectively. In addition, the improvement in gross margin percentage was driven by a shift to a higher volume of products with higher gross margins.

Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

Research and Development

Research and development expenses increased $1.8 million to $7.6 million for the three months ended December 31, 2007 from $5.8 million for the three months ended December 31, 2006. The increase was primarily due to an increase in prototype parts spending and increased personnel costs due to higher headcount. As a percentage of net revenue, research and development expenses increased to 15% for the three months ended December 31, 2007 from 11% for the three months ended December 31, 2006. For the six months ended December 31, 2007, research and development expenses increased by $2.9 million to $14.4 million from $11.5 million for the six months ended December 31, 2006. The increase was primarily due to an increase in headcount, primarily due to our acquisition of Essex and expansion at our development center in Shanghai. As a percentage of net revenue, research and development expenses increased to 13% from 11% for the same period last year. We expect our research and development expenses to remain level as a percentage of net revenue in the current fiscal year. Despite our continued efforts to maintain expenses at this level, there can be no assurance that our research and development expenses will not increase in the future.

Sales and Marketing

For the three months ended December 31, 2007, sales and marketing expenses increased $0.3 million to $4.2 million from $3.9 million for the three months ended December 31, 2006. The increase in sales and marketing expense was primarily due to increased personnel costs. For the six months ended December 31, 2007, sales and marketing expenses increased $0.7 million to $8.1 million from $7.4 million for the six months ended December 31, 2006. The increase in sales and marketing expense was primarily due to increased travel costs and personnel costs. As a percentage of net revenue, sales and marketing expenses increased to 8% and 7% for the three and six months ended December 31, 2007, respectively, from 7% for the same periods last year. We expect our sales and marketing expenses as a percentage of net revenue to remain level or decline in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our sales and marketing expenses will not increase in the future.

General and Administrative

General and administrative expenses were $5.0 million for the three months ended December 31, 2007, a decrease of $4.1 million from expenses of $9.1 million for the three months ended December 31, 2006. As a percentage of net revenue, general and administrative expenses decreased to 10% in the three months ended December 31, 2007 from 16% in the three months ended December 31, 2006. General and administrative expenses were $9.4 million for the six months ended December 31, 2007, a decrease of $5.3 million from expenses of $14.7 million for the six months ended December 31, 2006. As a percentage of net revenue, general and administrative expenses decreased to 9% in the six months ended December 31, 2007 from 14% for the same period last year. The decrease in general and administrative expenses was primarily driven by a non-recurring $2.1 million expense in the period ended December 31, 2006 consisting of legal, accounting and consulting due diligence fees related to a potential acquisition which Avanex decided not to pursue, and decreased audit and consulting expenses in the six months ended December 31, 2007. We expect our general and administrative expenses to remain level as a percentage of revenue in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expenses will not increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.6 million to $0.1 million for the three months ended December 31, 2007, from $0.7 million for three months ended December 31, 2006. For the six months ended December 31, 2007, amortization of intangible assets decreased by $0.8 million to $0.7 million from $1.5 million in the same period last year. This decrease was primarily attributable to the fact that certain intangible assets were fully amortized. These intangible assets were purchased in the acquisitions of the optical businesses of Alcatel-Lucent, Corning and Vitesse in fiscal 2004 and acquisition of certain assets from Essex Corporation in fiscal 2007.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

For the three-month periods ended December 31, 2007 and 2006, restructuring expenses were $0 and $0.4 million, respectively, and for the six-month periods ended December 31, 2007 and 2006, restructuring expenses were ($0.3) million and $0.4 million. The recovery in restructuring expense in the first quarter of fiscal 2008 was due to our potential ability to sublease excess facilities at our Fremont site.

Interest and Other Income

Interest and other income remained level at $1.1 million for the three months ended December 31, 2007 and 2006. For the six months ended December 31, 2007, interest and other income decreased by $0.4 million to $1.6 million from $2.0 million in the same period last year. This decrease was primarily due to higher foreign exchange gains in fiscal 2008, offset by the realization of a gain in the second quarter of fiscal 2007 in connection with our investment in Paxera, a privately-held photonics company, and lower income from disposed assets in fiscal 2008.

Interest and Other Expense

Interest and other expense decreased by $0.3 million to $0 in the three months ended December 31, 2007 from $0.3 million in the three months ended December 31, 2006. For the six months ended December 31, 2007, interest and other expense decreased by $0.6 million to $0 from $0.6 million in the same period last year. This decrease was primarily due to the reduction in interest expense associated with the reduction in senior convertible notes balance at December 31, 2006.

Provision for Income Taxes

The provisions for income taxes of $0.2 million and $0 were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions for the three months ended December 31, 2007 and 2006, respectively, as were the $0.5 million and $0 for the six months ended December 31, 2007 and 2006, respectively. The income tax provision for the three and six months ended December 31, 2007 which differs from the statutory tax rate due to the tax impact of income from foreign operations and unbenefited losses on U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with FASB Statement No. 109.

As of December 31, 2007, our net deferred tax assets are fully offset by a valuation allowance. FASB Statement No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Avanex’s historical operating performance and reported cumulative net losses since inception, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed, it will be a benefit to the income tax provision.

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

As of December 31, 2007, Avanex had cash and cash equivalents of $9.3 million and short-term investments of $36.8 million for an aggregate of $46.1 million, excluding restricted cash of $6.5 million.

Net cash provided by operating activities of $8.0 million for the six months ended December 31, 2007 was due primarily to a decrease of $8.5 million in accounts receivable, an increase in accrued compensation of $0.5 million and non-cash charges including stock-based compensation of $3.6 million, inventory write-offs of $3.8 million, depreciation and amortization of intangibles of $2.1 million, and other changes to working capital, partially offset by an increase of $5.0 million in inventories, a decrease of $2.6 million in due to/from related party, a decrease of $1.7 million in accrued restructuring and a decrease of $0.9 million in other accrued expenses and deferred revenue.

Net cash used in investing activities during the six months ended December 31, 2007 was $14.3 million, which was primarily due to net purchases of short-term investments of $7.9 million, an increase in restricted cash of $2.9 million, purchase of assets from Essex of $2.1 million, and capital expenditures of $1.4 million.

Net cash provided by financing activities was $0.5 million during the six months ended December 31, 2007, which was the result of proceeds generated through the sale of common stock from the exercise of stock options and the sale of common stock through the Employee Stock Purchase Plan.

Our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on September 7, 2007. As of December 31, 2007, the Company does not have any off-balance sheet arrangements.

We believe that our current cash and cash equivalents, short-term investments and cash available from future operations will enable us to meet our working capital requirements for at least the next 12 months.

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

We place our investments with high quality credit issuers in short-term securities, and maturities can range from overnight to 36 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30, 2007
Amortized cost	$46,288	$32,575
Fair market value	$46,285	$32,562
Average interest rate	5.13%	5.09%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France, and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at December 31, 2007 would have led to an additional profit of approximately $2.6 million (dollar strengthening), or an additional loss of approximately $2.6 million (dollar weakening) on our net cash position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. It has not been our practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk, and currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

As discussed in more detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2007, as of June 30, 2007, our management concluded that internal controls over judgmental and complex processes and transactions were inadequate resulting in insufficient internal control over financial reporting.

During the fiscal quarter ended September 30, 2007, we took the following actions to improve our internal control over financial reporting:

•	Evaluated and revised where necessary calculations used in the preparation of accounts receivable, warranty and excess and obsolete inventory reserves, and

•	Increased supervision and review of judgmental and complex processes and transactions

Based on these improvements and internal management testing of our internal control over financial reporting conducted during the six month period ended December 31, 2007, management has concluded that as of December 31, 2007, we remediated the material weakness described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2007.

Changes in internal controls over financial reporting

During the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting, other than as mentioned above.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flow in a particular period.

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

Arbitration against 3S Photonics

On December 27, 2007, the Company filed an arbitration claim against 3S Photonics in New York regarding disputes primarily involving the early termination of the Global Distribution Agreement by 3S Photonics and other payment obligations the Company believes 3S Photonics owes to it. 3S Photonics’ response to the arbitration claim is currently due in early February 2008. The arbitration is in the early stages of discovery and there can be no certainty of its ultimate outcome. In the opinion of management, the ultimate disposition of this matter will not have a material adverse impact on the Company’s consolidated financial position, results of its operations or liquidity.

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

We have never been profitable until the most recent two quarters, in which we reported nominal net income of $86,000 and $45,000. Except for these two quarters, we experienced operating losses in each quarterly and annual period since our inception in 1997, and we may again incur operating losses for an indeterminate period of time. As of December 31, 2007, we had an accumulated deficit of $704.8 million. Also, for the fiscal year ended June 30, 2007 and for each of our prior fiscal years, we had negative operating cash flow, and we may incur negative operating cash flow in future periods. There can be no assurance that our business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition.

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

Our ability to be profitable depends on our ability to increase our revenues and/or control costs and expenses in relation to revenues and to increase our gross margin. During the three and six months ended December 31, 2007, our gross margin percentage was 31% and 29%, respectively. During the fiscal years ended June 30, 2007 and 2006, our gross margin percentage was 18% and 5%, respectively. Despite our continued efforts to improve our gross margins, there can be no assurance that our gross margins will improve in the future.

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

In addition, over our limited operating history, the average selling prices of our existing products have decreased and this trend may continue. However, our overall product mix has shifted toward products with higher levels of integration, typically selling at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our total revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline, which would adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margins, our cash flows from operations would be negatively impacted, and we would be unable to maintain or achieve profitability.

We may not continue to realize the anticipated benefits from our restructuring efforts.

As part of our cost reduction efforts, over the past several years we have implemented various restructuring programs to realign our resources in response to changes in the industry and customer demand. These efforts have included transferring most of our manufacturing operations to lower-cost contract manufacturers and selling our semiconductor fabs and related product lines in France. Our past restructuring programs may have a material effect on our financial position in the future as we pay rent for excess facilities. We may initiate future restructuring actions, which are likely to result in additional expenses that could affect our results of operations or financial position. There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include, without limitation, the following:

•	the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers;

•	the average margin of the mix of products we sell;

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, as more fully described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, our management concluded that as of June 30, 2007 we did not maintain effective internal controls over the following:

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

A failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation.

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

On October 29, 2007, the Pirelli Group acquired all the shares of our common stock previously held by Alcatel-Lucent. As of January 23, 2008, the Pirelli Group owned shares of our common stock representing 12% of the outstanding shares of our common stock. If the Pirelli Group or our other stockholders sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

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

Our balance of cash, cash equivalents, and unrestricted short-term investments increased from $43.8 million at June 30, 2007 to $46.1 million at December 31, 2007. Except for the past two quarters, we have not been profitable, and there can be no assurance that our business will be profitable in the future. If these trends continue in the future, it could have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. If adequate capital is not available to us as required, or is not available on favorable terms, our business, operating results and financial condition would be adversely affected.

II. Market and Competitive Risks.

Market conditions in the telecommunications industry may significantly harm our financial position.

We sell our products primarily to a few large customers in the telecommunications industry. Two customers accounted for 23% and 22% of our net revenue, respectively, for the three months ended December 31, 2007. Two customers accounted for an aggregate of 29% and 17% of our net revenue, respectively, for the fiscal year ended June 30, 2007. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.

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

In addition, we sold ninety percent (90%) of the shares of Avanex France, the operator of our semiconductor fabs and associated product lines located in Nozay, France. We agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to and at the time of sale, and approximately €2 million for other liabilities. Should any such liabilities or expenses be of a material amount, our finances could be materially and adversely affected. Finally, we may be dependent on 3S Photonics to supply us with certain products and components that we sell to our customers. Any interruption in the operations of 3S Photonics, or any deficiency in the quality or quantity of the components or products built for us by 3S Photonics, could impede our ability to meet our scheduled product deliveries to our customers. As a result, we may experience a shortfall in revenue, lose existing or potential customers or otherwise experience material adverse effects upon our business, results of operation and financial condition.

Additionally, if any potential acquisitions are not completed, we are required to expense the frequently significant legal, accounting, consulting and other costs of pursuing these transactions in the period in which the activity ceases, which could adversely affect our operating results and may not be anticipated. In the quarter ended December 31, 2006, we expensed approximately $2.1 million in legal, accounting and consulting due diligence fees related to a potential acquisition with which Avanex decided not to proceed further.

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, inventory write-offs are primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months ended December 31, 2007 and 2006, we recorded write-offs of $2.4 million and $3.4 million, respectively, for excess and obsolete inventory. For the fiscal years ended June 30, 2007 and June 30, 2006, we recorded write-offs of $12.9 million and $12.8 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-downs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our business, results of operations, and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of our Stockholders was held on November 15, 2007. All matters voted on were approved. The results are as follows:

PROPOSAL I

The following individual was elected to the Board of Directors to serve a three-year term as a Class I director:

	For	Authority Withheld
Vinton Cerf	107,882,618	59,532,643

In addition, the terms of office of the following directors continued after the meeting: Greg Dougherty, Jo S. Major, Jr., Joel A. Smith III and Susan Wang. Subsequently, Paul Smith was appointed to the Board of Directors, effective November 15, 2007.

PROPOSAL II

The proposal to ratify the appointment of Deloitte & Touche LLP as Avanex’s independent registered public accounting firm for the fiscal year ending June 30, 2008:

For	Against	Abstained	Non Votes
165,283,524	1,852,538	279,199	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Bylaws of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ MARLA SANCHEZ
Marla Sanchez Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	January 31, 2008