Form 10-Q
period 2008-03-31
AVANEX CORP
filed 2008-05-02
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

There were 229,853,828 shares of the Company’s Common Stock, par value $.001 per share, outstanding on April 24, 2008.

AVANEX CORPORATION

FORM 10-Q

2 of 41

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$11,184	$14,837
Restricted cash	3,757	3,620
Short-term investments	38,758	28,942
Accounts receivable	41,072	33,764
Inventories	15,624	15,188
Due from related party	61	14,381
Other current assets	6,680	5,716

Total current assets	117,136	116,448
Property and equipment, net	7,736	5,900
Intangibles, net	370	559
Goodwill	9,408	9,408
Deposits and other assets	2,758	2,685

Total assets	$137,408	$135,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,662	$32,549
Accrued compensation	5,499	6,091
Accrued warranty	700	873
Due to related party	29	2,144
Other accrued expenses and deferred revenue	7,076	8,796
Current portion of long-term obligations	10	9
Current portion of accrued restructuring	2,518	2,837

Total current liabilities	46,494	53,299
Long-term liabilities:
Accrued restructuring	6,144	8,269
Other long-term obligations	1,762	1,350

Total liabilities	54,400	62,918

Stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 shares authorized; 229,724,924 and 226,184,325 shares outstanding, net of 157,656 treasury shares, at March 31, 2008 and June 30, 2007, respectively	230	226
Additional paid-in capital	783,125	775,901
Accumulated other comprehensive income	1,295	1,064
Accumulated deficit	(701,642)	(705,109)

Total stockholders’ equity	83,008	72,082

Total liabilities and stockholders’ equity	$137,408	$135,000

See accompanying notes.

3 of 41

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net revenue:
Third parties	$49,523	$38,339	$138,073	$116,018
Related parties	33	16,804	18,199	45,639

Total net revenue	49,556	55,143	156,272	161,657
Cost of revenue:
Cost of revenue except for purchases from related parties	33,241	44,546	108,324	135,088
Purchases from related parties	220	299	542	463

Total cost of revenue	33,461	44,845	108,866	135,551

Gross profit	16,095	10,298	47,406	26,106
Operating expenses:
Research and development	7,012	6,263	21,390	17,720
Sales and marketing	4,407	4,043	12,524	11,482
General and administrative:
Third parties	4,621	4,384	14,076	19,194
Related parties	—	699	—	615
Amortization of intangibles	55	531	715	2,039
Restructuring	32	1,155	(301)	1,528
Loss (gain) on disposal of property and equipment	1	5	1	(43)
(Gain) on sale of subsidiary	(1,996)	—	(1,996)	—

Total operating expenses	14,132	17,080	46,409	52,535

Income (loss) from operations	1,963	(6,782)	997	(26,429)
Interest and other income	1,439	403	3,051	2,363
Interest and other expense	(68)	(274)	(82)	(854)

Income (loss) before income taxes	3,334	(6,653)	3,966	(24,920)
Income tax benefit (provision)	2	—	(499)	—

Net income (loss)	$3,336	$(6,653)	$3,467	$(24,920)

Basic net income (loss) per common share	$0.01	$(0.03)	$0.02	$(0.12)

Diluted net income (loss) per common share	$0.01	$(0.03)	$0.02	$(0.12)

Weighted-average number of shares used in computing:
Basic net income (loss) per common share	229,424	214,034	228,237	208,765

Diluted net income (loss) per common share	229,525	214,034	230,751	208,765

See accompanying notes.

4 of 41

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Operating Activities:
Net income (loss)	$3,467	$(24,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	1	(43)
Depreciation and amortization	2,311	1,466
Amortization of intangibles	715	2,101
Stock-based compensation	4,920	5,694
Recovery from doubtful accounts and sales returns	(295)	(5)
Non-cash interest expense	—	424
Write-off of excess and obsolete inventory	3,863	9,852
Changes in operating assets and liabilities:
Accounts receivable	6,067	(6,111)
Inventories	(3,584)	(12,355)
Other current assets	(522)	9,234
Other assets	(60)	288
Due to/from related party	(2,778)	(9,838)
Accounts payable	518	(4,185)
Accrued compensation	125	(2)
Accrued restructuring	(2,444)	(2,724)
Accrued warranty	(173)	110
Other accrued expenses and deferred revenue	(2,042)	3,826

Net cash provided by (used in) operating activities	10,089	(27,188)

Investing Activities:
Purchases of investments	(43,905)	(304,712)
Maturities of investments	34,121	313,162
Decrease (increase) in restricted cash	(137)	741
Purchases of property and equipment	(2,681)	(2,113)
Net cash used in asset purchase	(2,139)	—
Proceeds from sale of property and equipment	—	106

Net cash provided by (used in) investing activities	(14,741)	7,184

Financing Activities:
Proceeds from capital lease obligations	—	631
Payments on capital lease obligations	(6)	(1,105)
Proceeds from issuance of common stock	754	20,857

Net cash provided by financing activities	748	20,383

Effect of exchange rate changes on cash	251	1,560
Net increase (decrease) in cash and cash equivalents	(3,653)	1,939
Cash and cash equivalents at beginning of period	14,837	28,963

Cash and cash equivalents at end of period	$11,184	$30,902

Supplemental Information:
Cash paid during the period for:
Interest expense	$—	$32

Non-cash investing and financing activities:
Conversion of senior convertible notes into common stock, net of discount of $96	$—	$4,994

Amortization of actuarial gain recognized in accumulated other comprehensive income	$(24)	$—

See accompanying notes.

5 of 41

AVANEX CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Avanex Corporation and its wholly owned subsidiaries (“the Company”, “we”, “us” and “our”) design, manufacture and market fiber optic-based products which increase the performance of optical networks. The Company sells products to telecommunications system integrators and their network carrier customers. The Company was incorporated in October 1997 in California and reincorporated in Delaware in January 2000.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008, and for the three and nine months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of Avanex and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at March 31, 2008, the consolidated operating results for the three and nine months ended March 31, 2008 and 2007, and the consolidated cash flows for the nine months ended March 31, 2008 and 2007. The consolidated results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2008.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The adoption of FIN No. 48 on July 1, 2007 did not have a material impact on our consolidated balance sheet and statement of operations.

2. Stock-Based Compensation

The Company accounts for stock-based compensation under FASB Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options to employees, based on the grant date fair value of such share-based awards. The application of SFAS No. 123(R) requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes option pricing model which the Company uses to determine the grant date fair value of stock options it grants. Inherent in this model are assumptions related to expected stock price volatility, expected term, risk-free interest rate and expected dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single-option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

6 of 41

Expected Term—Through December 31, 2007, the Company’s expected term was based on the SEC Staff Accounting Bulletin 107 simplified method. Beginning January 1, 2008, the Company has estimated the time-to-exercise based on historical exercise patterns of employee and director populations.

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

Fair Value—Fair value of the Company’s stock options granted to employees and directors for the three and nine months ended March 31, 2008 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31
	2008	2007	2008	2007
Option Plan Shares:
Expected term (in years)	4.50	6.25	5.61	6.25
Volatility	75.9%	79.0%	75.6%	80.0%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	2.29%	4.56%	3.40%	4.62%
Weighted-average fair value	$0.88	$1.37	$1.56	$1.24

ESPP Shares:
Expected term (in years)	1.00	1.00	1.00	1.00
Volatility	67.5%	79.0%	68.5%	80.0%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	1.99%	4.99%	3.43%	4.93%
Weighted-average fair value	$0.37	$0.94	$0.56	$0.77

Fair value of the Company’s restricted stock units granted to employees for the three and nine months ended March 31, 2008 and 2007 was determined based on the Company’s stock price at the date of the grant.

Stock-Based Compensation Expense

Under the provisions of SFAS 123(R) effective July 1, 2005, we recorded $1.3 million and $2.0 million of stock compensation expense in our condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and $4.9 million and $5.7 million for the nine months ended March 31, 2008 and 2007, respectively.

At March 31, 2008, the total stock-based compensation expense related to unvested stock grants to employees under the Company’s stock plans but not yet recognized was approximately $10.7 million, net of estimated forfeitures of $4.4 million. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

7 of 41

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. Stock option activity for the nine months ended March 31, 2008 is summarized below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2007	13,312,450	$4.21	6.6	$1,889
Granted	2,955,450	$1.56
Exercised	(347,174)	$1.07
Canceled	(2,295,803)	$3.52

Outstanding at March 31, 2008	13,624,923	$3.83	7.0	$1

Vested and expected to vest at March 31, 2008	12,042,791	$4.12	6.7	$1

Exercisable at March 31, 2008	8,322,763	$5.21	5.7	$—

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. During the three months ended March 31, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0 and $0.2 million, respectively. During both nine month periods ended March 31, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.3 million. Intrinsic value was determined as of the date of option exercise.

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. Restricted stock unit activity for the nine months ended March 31, 2008 is summarized below:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2007	4,206,895	$0.001	1.3	$7,575	1.65
Awarded	3,240,184	$0.001			1.75
Released	(2,722,334)	$0.001			1.52
Forfeited	(788,866)	$0.001			1.63

Outstanding at March 31, 2008	3,935,879	$0.001	1.7	$2,712	1.71

Vested and expected to vest at March 31, 2008	3,007,108	$0.001	1.6	$2,072

Aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock at the respective date. During the three and nine months ended March 31, 2008, the aggregate intrinsic value of restricted stock units vesting was $0.3 million and $4.1 million, respectively. During the three and nine months ended March 31, 2007, the aggregate intrinsic value of restricted stock units vesting was $0.9 million and $3.0 million, respectively. Intrinsic value was determined as of the date the restricted stock unit vested.

Employee Stock Purchase Plan (“ESPP”) Activity

During the three months ended March 31, 2008 and 2007, 248,899 and 224,803 shares were issued at weighted-average purchase prices of $0.68 and $0.88, respectively, in connection with the ESPP. During the nine months ended March 31, 2008 and 2007, 471,091 and 427,355 shares were issued at a weighted-average purchase price of $0.81 and $0.86, respectively, in connection with the Company’s ESPP.

During the three months ended March 31, 2008 and 2007, the aggregate intrinsic value of shares exercised under the Company’s ESPP was $0 and $0.2 million, respectively. During both the nine month periods ended March 31, 2008 and 2007, the aggregate intrinsic value of shares exercised under the Company’s ESPP was $0.2 million and $0.3 million, respectively.

8 of 41

3. Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a standard basis, which approximates actual costs on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	March 31, 2008	June 30, 2007
Raw materials	$8,169	$4,781
Work-in-process	231	591
Finished goods	7,224	9,816

	$15,624	$15,188

In the three months ended March 31, 2008 and 2007, the Company recorded charges to cost of revenue for the write-off of excess and obsolete inventory of $0.1 million and $3.0 million, respectively, and for the nine months ended March 31, 2008 and 2007, the Company recorded charges to cost of revenue for the write-off of excess and obsolete inventory of $3.9 million and $9.9 million, respectively.

4. Restructuring

A summary of the Company’s accrued restructuring expense and accrued restructuring liability is as follows (in thousands):

Three months ended March 31, 2008:

	Expense for Three Months Ended March 31, 2008	Balance December 31, 2007	Accrued	Paid	Recovered	Balance March 31, 2008
Workforce reduction	$—	$—	$—	$—	$—	$—
Abandonment of excess leased facilities	32	9,378	454	(748)	(422)	8,662

Total restructuring	$32	$9,378	$454	$(748)	$(422)	$8,662

Nine months ended March 31, 2008:

	Expense (Recovery) for Nine Months Ended March 31, 2008	Balance June 30, 2007	Accrued	Paid	Recovered	Balance March 31, 2008
Workforce reduction	$—	$11	$—	$(11)	$—	$—
Abandonment of excess leased facilities	(301)	11,095	478	(2,132)	(779)	8,662

Total restructuring	$(301)	$11,106	$478	$(2,143)	$(779)	$8,662

The liability related to abandoned facilities will be paid out through fiscal 2011, of which $2.5 million will be disbursed in the next 12 months.

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

9 of 41

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$771	$1,742	$873	$1,799
Warranty provision (recovery)	(13)	487	195	895
Cost of warranty repair	(58)	(256)	(368)	(661)
Adjustment to prior sales (including expirations and changes in estimates)	—	—	—	(60)

Balance at end of period	$700	$1,973	$700	$1,973

7. Income Taxes

As of March 31, 2008, our deferred tax assets are fully offset by a valuation allowance. FASB Statement No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Avanex’s historical operating performance and reported cumulative net losses since inception, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

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

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. At March 31, 2008, the Company had no amounts accrued for payment of interest and penalties related to unrecognized tax benefits.

10 of 41

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

8. Net Income (Loss) per Share and Comprehensive Income (Loss)

The following table presents the calculation of basic and diluted net income (loss) per share, and comprehensive income (loss) (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$3,336	$(6,653)	$3,467	$(24,920)

Shares used to compute basic net income (loss) per share	229,424	214,034	228,237	208,765
Potentially dilutive shares used to compute net income per share on a diluted basis	101	—	2,514	—

Shares used to compute diluted net income (loss) per share	229,525	214,034	230,751	208,765

Net income (loss) per share:
Basic	$0.01	$(0.03)	$0.02	$(0.12)

Diluted	$0.01	$(0.03)	$0.02	$(0.12)

Net income (loss)	$3,336	$(6,653)	$3,467	$(24,920)
Unrealized gain on investments	21	(2)	32	23
Amortization of actuarial gain recognized in accumulated other comprehensive income	(9)	—	(25)	—
Cumulative translation adjustment	69	380	224	(341)

Comprehensive income (loss)	$3,417	$(6,275)	$3,698	$(25,238)

At March 31, 2008, the Company had securities outstanding that had exercise prices above the average fair market value of common stock that were excluded from the computation of diluted net income (loss) per share as their effect was anti-dilutive. At March 31, 2007, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	Balance at March 31,
	2008	2007
Employee stock options	13,304,346	13,522,889
Warrants attached to 8% convertible notes	7,938,018	7,938,018
Warrants granted to landlord	60,000	60,000
Warrants attached to March 2006 equity securities offering	7,339,727	7,339,727
Warrants attached to March 2007 equity securities offering	2,698,764	2,698,764

	31,340,855	31,559,398

9. Related Party Transactions

On July 31, 2003, Alcatel (now known as Alcatel-Lucent) was issued 28% of the Company’s common stock in connection with the acquisitions of certain businesses of Alcatel. On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. As of March 31, 2008, the Pirelli Group owned 12% and Alcatel-Lucent owned none of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from the Pirelli Group and Alcatel-Lucent in the regular course of business.

11 of 41

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008*	2007**	2008*	2007**
Related party transactions
Sales to related parties	$33	$16,804	$18,199	$45,639
Purchases from related parties in cost of revenue	220	299	542	463
Administrative and transitional services purchased from related parties	—	699	—	615

*	On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. Thus, related party transactions for the nine months ended March 31, 2008 include Alcatel-Lucent through October 29, 2007, and the Pirelli Group from October 30, 2007 to March 31, 2008.

**	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel-Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure beginning December 1, 2006.

Amounts due from and due to related parties (in thousands):

	March 31, 2008*	June 30, 2007*
Due from related parties	$61	$14,381
Due to related parties	29	2,144

*	On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. Thus, as of March 31, 2008, the Pirelli Group is a related party, and as of June 30, 2007, Alcatel-Lucent is a related party.

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

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews the Company’s financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment and accordingly has provided enterprise-wide disclosures. The Company has adopted a management organizational structure whereby management of worldwide activities is on a functional basis.

Customers who represented 10% or more of our net revenue or accounts receivable were as follows:

	Percentage of Net Revenue				Percent of Accounts Receivable, net, at
	Three Months ended March 31,		Nine Months ended March 31,
	2008	2007	2008	2007	March 31, 2008	June 30, 2007
Company A	25%	30%	24%	28%	26%	24%
Company B	23%	20%	20%	17%	14%	10%

	48%	50%	44%	45%	40%	34%

12 of 41

Revenues by geographical area were as follows (in thousands):

	Three Months ended March 31,		Nine Months ended March 31,
	2008	2007	2008	2007
Americas	$21,049	$26,939	$71,062	$78,864
Europe	18,599	23,627	52,217	65,333
Asia-Pacific	9,908	4,577	32,993	17,460

Total	$49,556	$55,143	$156,272	$161,657

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

The sale involved the divestiture of the Company’s laser, terrestrial and submarine pumps and Fiber Bragg Grating product lines. The Company has continued to operate its optical interfaces (OIF) business and optical fiber amplifiers and raman amplifiers business, which were transferred to a new wholly owned subsidiary of the Company in France prior to the closing.

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

In July 2007, the Company and 3S Photonics entered into a Settlement Agreement that finalized the cash payments between the two parties under the share purchase agreement entered into in February 2007. As part of the Settlement Agreement, the Company placed in an escrow account the amount of €2 million to provide for payment of certain vendor liabilities claimed by 3S Photonics. In March 2008, the parties finalized the liabilities and the remaining escrow funds of €1,512,506 were returned to the Company and recognized as a gain on the subsidiary sale.

In July 2007, the Company and 3S Photonics entered into an Amendment Agreement to the Global Distributor Agreement whereby the Company distributed products manufactured by 3S Photonics. The Amendment Agreement provided that the Global Distributor Agreement between the Company and 3S Photonics terminated in April 2008, except for one customer, Alcatel-Lucent, for which 3S Photonics had the right to extend the term of the Global Distributor Agreement for an additional year. This amendment was granted in exchange for a cash payment by 3S Photonics to Avanex. Beginning with the quarter ended September 30, 2007 and continuing for six quarters in total, 3S Photonics will provide Avanex with free product or cash under the Global Distributor Agreement in the amount of €415,806 per quarter. In the three and nine months ended March 31, 2008, the Company reduced cost of goods sold for this product credit by approximately $0.6 million and $1.8 million, respectively.

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

13 of 41

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could harm our business, financial condition, results of operations or cash flow in a particular period.

Section 16(b) Demand

On October 3, 2007, a purported Avanex shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., Case No. C07-01568, filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

Arbitration against 3S Photonics

On December 27, 2007, the Company filed an arbitration claim against 3S Photonics in New York regarding disputes primarily involving the early termination of the Global Distribution Agreement by 3S Photonics and other payment obligations the Company believes 3S Photonics owes to it. 3S Photonics filed a response and counter-claim to the arbitration in which it denied the Company’s claim and alleged among other matters that the Company had breached certain contractual agreements resulting in damages to 3S Photonics. A mediation hearing between the Company and 3S Photonics is scheduled for June 2008. The arbitration is in the early stages of discovery and there can be no certainty of its ultimate outcome.

In March 2008, 3S Photonics instituted legal proceedings against the Company in the Commercial Court of Evry in France. 3S Photonics alleges that the Company disparaged 3S Photonics by, among other things, issuing a press release announcing that the Company had initiated arbitration proceedings against 3S Photonics relating to the early termination of the Global Distributor Agreement. 3S Photonics alleges damages in excess of €21 million. The initial hearing in the case is scheduled for June 2008. The Company denies the allegations in the French action and intends to pursue a vigorous defense. In the opinion of management, the ultimate disposition of this matter will not have a material adverse impact on the Company’s consolidated financial position, results of its operations or liquidity.

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

14 of 41

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

Overview

We design, manufacture and market fiber optic-based products which increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were incorporated in October 1997 in California and reincorporated in Delaware in January 2000. We began making volume shipments of our products during the quarter ended September 30, 1999.

In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition of the optical components businesses of Alcatel-Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of March 31, 2008, our accrued restructuring liability balance was $8.7 million, consisting of excess facilities costs payable through fiscal 2011.

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

15 of 41

Net Revenue. The market for optical equipment continues to evolve and the volume and timing of orders is difficult to predict. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products can be lengthy, and the practice of customers in the communications industry to sporadically place orders with short lead time may cause our net revenue, gross margin, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

To date, a substantial proportion of our sales has been concentrated with a limited number of customers. Two customers accounted for 25% and 23% of our net revenue, respectively, for the three months ended March 31, 2008, as well as 30% and 20% of our net revenue, respectively, for the three months ended March 31, 2007. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. We wrote off excess and obsolete inventory of $0.1 million and $3.0 million in the three months ended March 31, 2008 and 2007, respectively, and $3.9 million and $9.9 million in the nine months ended March 31, 2008 and 2007, respectively.

Gross Margin. Gross margin represents revenue less cost of revenue. During the three months ended March 31, 2008, gross margin increased to 32% of revenue, which was an increase in gross margin of 13 percentage points over our gross margin of 19% in the three months ended March 31, 2007. During the nine months ended March 31, 2008, gross margin increased to 30% of revenue, which was an increase in gross margin of 14 percentage points over our gross margin of 16% in the nine months ended March 31, 2007. The increase was due to a more profitable mix of products sold to our customers, decreased vendor costs, improved yields, the introduction of new lower production cost products, and cost reductions resulting from having our design and operations teams working with our contract manufacturers to lower production costs.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related personnel costs of employees in sales, marketing, customer service, and costs of allocated facilities, and promotional and other marketing expenses.

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

16 of 41

Gain on Disposal of Property and Equipment. Gain on disposals includes gains incurred as a result of the disposal of property, plant, or equipment for an amount greater than the net book value.

Interest and Other Income. Interest and other income consist primarily of interest earned from the investment of our cash and cash equivalents, short-term investments, and long-term investments.

Interest and Other Expense. Interest and other expense consists primarily of interest expense associated with borrowings under our line of credit, senior secured convertible notes, capital lease obligations, and foreign currency exchange rate loss.

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

In July 2007, we adopted FIN 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

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

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. When we become aware, subsequent to delivery, of a customer’s potential inability to meet their obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers. At March 31, 2008, we determined that an allowance was not required.

17 of 41

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

In estimating excess inventory, we use a range of six-month to twelve-month demand forecasts. We assess inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis including, but not limited to forecasted sales levels by product, expected product life cycle, product development plans, and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Stock-based Compensation Expense. We account for employee stock-based compensation costs in accordance with FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and SAB No. 107, “Share-Based Payment” (“SAB 107”). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock-based awards, and the expected life was estimated to be 6.25 years using the simplified method permitted under SAB 107 through December 31, 2007. Beginning January 1, 2008, we have estimated the time-to-exercise based on historical exercise patterns of employee and director populations. Further, as required under SFAS 123(R), we now estimate forfeitures for options granted that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. The estimated fair value is charged to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options having no vesting restrictions and being fully transferable. Accordingly, our estimate of fair value may not represent the value assigned by a third-party in an arms-length transaction. While our estimate of fair value and the associated charge to earnings materially impacts our results of operations, it has no impact on our cash position.

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

Impairment of Long-lived Assets. We evaluate the recoverability of long-lived assets in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

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

18 of 41

Purchase Accounting. We account for business combinations under the purchase method of accounting and accordingly, the assets acquired and liabilities assumed are recorded at their fair values. The recorded values of assets and liabilities are based on management estimates, or if market price information is not available, based on the best information available. The values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments. Specifically, our valuation of intangible assets is based on a discounted cash flow valuation methodology that incorporates estimates of future revenue, revenue growth, expenses, estimated useful lives, balance sheet assumptions and weighted-average cost of capital.

Contingencies. We are or have been subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We evaluate contingent liabilities including threatened or pending litigation in accordance with FASB Statement No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise our estimates.

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

19 of 41

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	Amounts		% of Net Rev.		Amounts		% of Net Rev.
Net revenue	$49,556	$55,143	100%	100%	$156,272	$161,657	100%	100%
Cost of revenue	33,461	44,845	68%	81%	108,866	135,551	70%	84%

Gross profit	16,095	10,298	32%	19%	47,406	26,106	30%	16%
Operating expenses:
Research and development	7,012	6,263	14%	12%	21,390	17,720	14%	11%
Sales and marketing	4,407	4,043	9%	7%	12,524	11,482	8%	7%
General and administrative	4,621	5,083	9%	9%	14,076	19,809	9%	12%
Amortization of intangibles	55	531	0%	1%	715	2,039	0%	1%
Restructuring	32	1,155	0%	2%	(301)	1,528	0%	1%
Loss (gain) on disposal of property and equipment	1	5	—	0%	1	(43)	0%	0%
(Gain) on sale of subsidiary	(1,996)	—	-4%	0%	(1,996)	—	-1%	0%

Total operating expenses	14,132	17,080	28%	31%	46,409	52,535	30%	32%

Income (loss) from operations	1,963	(6,782)	4%	-12%	997	(26,429)	0%	-16%
Interest and other income	1,439	403	3%	1%	3,051	2,363	2%	2%
Interest and other expense	(68)	(274)	0%	-1%	(82)	(854)	0%	-1%

Income (loss) before income taxes	3,334	(6,653)	7%	-12%	3,966	(24,920)	2%	-15%
Provision for income taxes	2	—	0%	0%	(499)	—	0%	0%

Net income (loss)	$3,336	$(6,653)	7%	-12%	$3,467	$(24,920)	2%	-15%

Net Revenue

Net revenue for the three months ended March 31, 2008 was $49.6 million, which represents a decrease of $5.6 million, or 10%, from net revenue of $55.1 million for the three months ended March 31, 2007. The decrease in net revenue was primarily attributable to the divestiture of our subsidiary in France to 3S Photonics and, to a lesser extent, an overall decrease in sales volume for our products and mix of products sold. Net revenue for the nine months ended March 31, 2008 was $156.3 million, which represents a slight decrease of $5.4 million from net revenue of $161.7 million for the nine months ended March 31, 2007. The decrease in net revenue for the nine month period ended March 31, 2008 compared to the same period last year was primarily attributable to an overall decrease in sales volume for our products and mix of products sold.

To date, a substantial portion of our sales has been concentrated with a limited number of customers. For the three and nine months ended March 31, 2008 and 2007, sales to customers that each comprised 10% or more of net revenue were as follows:

	Percentage of Net Revenue
	Three Months ended March 31,		Nine Months ended March 31,
	2008	2007	2008	2007
Company A	25%	30%	24%	28%
Company B	23%	20%	20%	17%

	48%	50%	44%	45%

While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict future sales to these customers.

Net revenue from customers outside the United States accounted for $34.5 million and $28.2 million of total net revenue, or 70% and 51%, for the three months ended March 31, 2008 and 2007, respectively, and accounted for $102.1 million and $89.5 million of total net revenue, or 65% and 55%, for the nine months ended March 31, 2008 and 2007, respectively.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended March 31, 2008 was $33.5 million, compared to $44.8 million for the three months ended March 31, 2007, a decrease of $11.3 million. Cost of revenue for the nine months ended March 31, 2008 was $108.9 million, compared to $135.6 million for the nine months ended March 31, 2007, a decrease of $26.7

20 of 41

million. The decrease in cost of revenue in both periods was primarily due to cost improvements from new product introductions, supply-chain, product portfolio, capacity and yield improvement programs, a focus on operational manufacturing processes, and a decrease in sales.

We wrote off excess and obsolete inventory of $0.1 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively, and $3.9 million and $9.9 million for the nine months ended March 31, 2008 and 2007, respectively. These write-offs were primarily due to lower demand for certain products and lower expected usage of previously purchased inventory. The reduction in the write-off of excess and obsolete inventory was primarily due to improved accuracy in predicting the demand for our products and the product mix ordered by our customers. For the three months ended March 31, 2008 and 2007, we sold inventory previously written-off with original costs totaling $1.2 million and $0.4 million, respectively, and for the nine months ended March 31, 2008 and 2007, we sold inventory previously written-off with original costs totaling $2.4 million and $0.8 million, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used or sold because customers ordered products that included these components in excess of our estimates.

Cost of revenue as a percentage of net revenue improved when comparing both the three and nine months ended March 31, 2007 to the same periods in 2008 due to a number of factors. Manufacturing overhead as a percentage of net revenue decreased as we improved productivity of our centralized supply-chain operational center in a lower-cost region. Also, direct manufacturing costs as a percentage of net revenue decreased due to improvements in our supply chain procurement. These favorable factors were assisted by lower write-offs of excess and obsolete inventory. Additionally, as part of our Global Distributor Agreement with 3S Photonics, we reduced cost of goods sold for a product credit by approximately $0.6 million and $1.8 million in the three and nine months ended March 31, 2008, respectively.

Consequently, our gross margin percentage improved from 19% and 16% for the three and nine months ended March 31, 2007, respectively, to 32% and 30% for the three and nine months ended March 31, 2008, respectively. In addition, the improvement in gross margin percentage was driven by a higher volume of sales of products with higher gross margins.

Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and production yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period.

Research and Development

Research and development expenses increased $0.7 million to $7.0 million for the three months ended March 31, 2008 from $6.3 million for the three months ended March 31, 2007. The increase was primarily due to an increase in prototype parts spending. For the nine months ended March 31, 2008, research and development expenses increased by $3.7 million to $21.4 million from $17.7 million for the nine months ended March 31, 2007. The increase was primarily due to an increase in headcount, primarily due to our acquisition of Essex and expansion at our development center in Shanghai. As a percentage of net revenue, research and development expenses increased to 14% from 11% for the three and nine month periods ended March 31, 2008 compared to the same periods last year. We expect our research and development expenses to remain level or decrease slightly as a percentage of net revenue in the current fiscal year. Despite our continued efforts to maintain expenses at this level, there can be no assurance that our research and development expenses will not increase in the future.

Sales and Marketing

For the three months ended March 31, 2008, sales and marketing expenses increased $0.4 million to $4.4 million from $4.0 million for the three months ended March 31, 2007. The increase in sales and marketing expense was primarily due to increased personnel costs. For the nine months ended March 31, 2008, sales and marketing expenses increased $1.0 million to $12.5 million from $11.5 million for the nine months ended March 31, 2007. The increase in sales and marketing expense was primarily due to increased travel costs and personnel costs. As a percentage of net revenue, sales and marketing expenses increased to 9% and 8% for the three and nine months ended March 31, 2008, respectively, from 7% for the same periods last year. We expect our sales and marketing expenses as a percentage of net revenue to remain level or decline in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our sales and marketing expenses will not increase in the future.

21 of 41

General and Administrative

General and administrative expenses were $4.6 million for the three months ended March 31, 2008, a decrease of $0.5 million from expenses of $5.1 million for the three months ended March 31, 2007. As a percentage of net revenue, general and administrative expenses remained level at 9% for the three months ended March 31, 2008 and 2007. General and administrative expenses were $14.1 million for the nine months ended March 31, 2008, a decrease of $5.7 million from expenses of $19.8 million for the nine months ended March 31, 2007. As a percentage of net revenue, general and administrative expenses decreased to 9% in the nine months ended March 31, 2008 from 12% for the same period last year. The decrease in general and administrative expenses was primarily driven by a $2.1 million expense in the period ended December 31, 2006 consisting of diligence and professional fees related to a potential acquisition which Avanex decided not to pursue, decreased personnel costs, and decreased audit and consulting expenses in the nine months ended March 31, 2008. We expect our general and administrative expenses to remain level or decrease slightly as a percentage of revenue in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expenses will not increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million to $0.1 million for the three months ended March 31, 2008, from $0.5 million for three months ended March 31, 2007. For the nine months ended March 31, 2008, amortization of intangible assets decreased by $1.3 million to $0.7 million from $2.0 million in the same period last year. This decrease was primarily attributable to the fact that certain intangible assets were fully amortized during fiscal 2007. These intangible assets were purchased in the acquisitions of the optical businesses of Alcatel-Lucent, Corning and Vitesse in fiscal 2004 and the acquisition of certain assets from Essex Corporation in fiscal 2007.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, and we continue to assess our current and future operating requirements accordingly.

For the three-month periods ended March 31, 2008 and 2007, restructuring expenses were $0 and $1.2 million, respectively, and for the nine-month periods ended March 31, 2008 and 2007, restructuring expenses were ($0.3) million and $1.5 million. The recovery in restructuring expense in the first quarter of fiscal 2008 was due to changes in our estimate of sublease income from excess facilities at our Fremont site.

Gain on Sale of Subsidiary

In February 2007, we entered into a share purchase agreement with Global Research Company, a société à responsibilité limitée incorporated under the laws of France, and Mr. Didier Sauvage, an individual and former employee of ours, pursuant to which we sold ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France, a société anonyme incorporated under the laws of France, which owned our semiconductor fabs and associated product lines located in Nozay, France. The sale closed on April 16, 2007. The purchasers changed the name of Avanex France to “3S Photonics” following the closing. In July 2007, we entered into a Settlement Agreement with 3S Photonics that finalized the cash payments between the two parties under the share purchase agreement entered into in February 2007. As part of the Settlement Agreement, we placed in an escrow account the amount of €2 million to provide for payment of certain vendor liabilities claimed by 3S Photonics. In March 2008, the parties finalized the liabilities and the remaining escrow funds of €1,512,506 were returned to us and recognized as a gain on the subsidiary sale.

Interest and Other Income

Interest and other income increased by $1.1 million to $1.5 million in the three months ended March 31, 2008 from $0.4 million in the three months ended March 31, 2007. For the nine months ended March 31, 2008, interest and other income increased by $0.7 million to $3.1 million from $2.4 million in the same period last year. This increase was primarily due to higher foreign exchange gains in fiscal 2008.

22 of 41

Interest and Other Expense

Interest and other expense decreased by $0.2 million to $0.1 million in the three months ended March 31, 2008 from $0.3 million in the three months ended March 31, 2007. For the nine months ended March 31, 2008, interest and other expense decreased by $0.8 million to $0.1 million from $0.9 million in the same period last year. This decrease was primarily due to the reduction in interest expense associated with the reduction in senior convertible notes balance at March 31, 2007.

Provision for Income Taxes

The provisions for income taxes of $0 and $0.5 million were recorded for estimated taxes due on income generated in certain state and foreign tax jurisdictions for the three and nine months ended March 31, 2008, respectively, and $0 for the three and nine months ended March 31, 2007. The income tax provision for the three and nine months ended March 31, 2008 differs from the statutory tax rate due to the tax impact of income from foreign operations and unbenefited losses on U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with FASB Statement No. 109.

As of March 31, 2008, our net deferred tax assets are fully offset by a valuation allowance. FASB Statement No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Avanex’s historical operating performance and reported cumulative net losses since inception, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed, it will be a benefit to the income tax provision.

Liquidity and Capital Resources

Subsequent to our initial public offering in February 2000, we have financed our operations through the sale of equity securities, issuance of convertible notes and warrants, bank borrowings, equipment lease financing and acquisitions. Financing activities for prior fiscal years are summarized in our Annual Report on Form 10-K as filed with the SEC on September 7, 2007.

As of March 31, 2008, Avanex had cash and cash equivalents of $11.2 million and short-term investments of $38.8 million for an aggregate of $49.9 million, excluding restricted cash of $3.8 million.

Net cash provided by operating activities of $10.1 million for the nine months ended March 31, 2008 was due primarily to net income of $3.5 million, a decrease of $6.1 million in accounts receivable, an increase in accounts payable of $0.5 million and non-cash charges including stock-based compensation of $4.9 million, inventory write-offs of $3.9 million, depreciation and amortization of intangibles of $3.0 million, and other changes to working capital, partially offset by an increase of $3.6 million in inventories, an increase of $0.5 million in other current assets, a decrease of $2.8 million in due to/from related party, a decrease of $2.4 million in accrued restructuring and a decrease of $2.0 million in other accrued expenses and deferred revenue.

Net cash used in investing activities during the nine months ended March 31, 2008 was $14.7 million, which was primarily due to net purchases of short-term investments of $9.8 million, capital expenditures of $2.7 million, purchase of assets from Essex of $2.1 million, and an increase in restricted cash of $0.1 million.

Net cash provided by financing activities was $0.7 million during the nine months ended March 31, 2008, which was the result of proceeds generated through the sale of common stock from the exercise of stock options and the sale of common stock through the Employee Stock Purchase Plan.

Our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as filed with the SEC on September 7, 2007. As of March 31, 2008, the Company does not have any off-balance sheet arrangements.

We believe that our current cash and cash equivalents, short-term investments and cash available from future operations will enable us to meet our working capital requirements for at least the next 12 months.

23 of 41

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

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
Amortized cost	$46,658	$32,575
Fair market value	$46,834	$32,562
Average interest rate	4.65%	5.09%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France, and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at March 31, 2008 would have led to an additional profit of approximately $2.5 million (dollar strengthening), or an additional loss of approximately $2.5 million (dollar weakening) on our net cash position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. It has not been our practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk, and currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

24 of 41

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal controls over financial reporting

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied

25 of 41

the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could harm our business, financial condition, results of operations or cash flow in a particular period.

Section 16(b) Demand

On October 3, 2007, a purported Avanex shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. Morgan Stanley, et al., Case No. C07-01568, filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

Arbitration against 3S Photonics

On December 27, 2007, the Company filed an arbitration claim against 3S Photonics in New York regarding disputes primarily involving the early termination of the Global Distribution Agreement by 3S Photonics and other payment obligations the Company believes 3S Photonics owes to it. 3S Photonics filed a response and counter-claim to the arbitration in which it denied the Company’s claim and alleged among other matters that the Company had breached certain contractual agreements resulting in damages to 3S Photonics. A mediation hearing between the Company and 3S Photonics is scheduled for June 2008. The arbitration is in the early stages of discovery and there can be no certainty of its ultimate outcome.

In March 2008, 3S Photonics instituted legal proceedings against the Company in the Commercial Court of Evry in France. 3S Photonics alleges that the Company disparaged 3S Photonics by, among other things, issuing a press release announcing that the Company had initiated arbitration proceedings against 3S Photonics relating to the early termination of the Global Distributor Agreement. 3S Photonics alleges damages in excess of €21 million. The initial hearing in the case is scheduled for June 2008. The Company denies the allegations in the French action and intends to pursue a vigorous defense. In the opinion of management, the ultimate disposition of this matter will not have a material adverse impact on the Company’s consolidated financial position, results of its operations or liquidity.

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

Except for the past three quarters, we have not been profitable. In the most recent three quarters we reported net income of $86,000, $45,000, and $3.3 million. Except for these three quarters, we experienced operating losses in each quarterly and annual period since our inception in 1997, and we may again incur operating losses for an indeterminate period of time. As of March 31, 2008, we had an accumulated deficit of $701.6 million. Also, for the fiscal year ended June 30, 2007 and for each of our prior fiscal years, we had negative operating cash flow, and we may incur negative operating cash flow in future periods. There can be no assurance that our business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition.

26 of 41

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

Our ability to be profitable depends on our ability to increase our revenues and/or control costs and expenses in relation to revenues and to increase our gross margin. During the three and nine months ended March 31, 2008, our gross margin percentage was 32% and 30%, respectively. During the fiscal years ended June 30, 2007 and 2006, our gross margin percentage was 18% and 5%, respectively. Despite our continued efforts to improve our gross margins, there can be no assurance that our gross margins will improve in the future.

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

In addition, over our limited operating history, the average selling prices of our existing products have decreased and this trend may continue. However, our overall product mix has shifted toward products with higher levels of integration, typically selling at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our total revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline. This would adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margins, our cash flows from operations would be negatively impacted, and we would be unable to maintain profitability.

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

27 of 41

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

28 of 41

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the Securities and Exchange Commission and Nasdaq have required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements.

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, since the beginning of fiscal 2006, our common stock has closed as low as $0.58 and as high as $3.29 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

On October 29, 2007, the Pirelli Group acquired all the shares of our common stock previously held by Alcatel-Lucent. As of April 24, 2008, the Pirelli Group owned shares of our common stock representing 12% of the outstanding shares of our common stock. If the Pirelli Group or our other stockholders sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

In addition, we have issued warrants to purchase initially up to an aggregate of 17,919,288 million shares of common stock to certain institutional investors that are exercisable through 2008, 2009 and 2011 at exercise prices ranging from $1.13 to $2.68 per share, subject to broad-based anti-dilution provisions, including weighted-average price-based anti-dilution provisions. If these institutional investors exercise the warrants, we will issue shares of our common stock and such issuances may be dilutive to our stockholders. Because the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the warrants, the number of shares that could actually be issued may be greater than the amount described above. For example, in connection with our March 1, 2007 financing, the holders of the warrants we issued on March 9, 2006 received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 117,221 additional shares being issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $2.73 per share to $2.69 per share.

We may have difficulty obtaining additional capital.

Our balance of cash, cash equivalents, and unrestricted short-term investments increased from $43.8 million at June 30, 2007 to $49.9 million at March 31, 2008. Except for the past three quarters, we have not been profitable, and there can be no assurance that our business will be profitable in the future. If these trends continue in the future, it could have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. If adequate capital is not available to us as required, or is not available on favorable terms, our business, operating results and financial condition would be adversely affected.

We face possible delisting from the Nasdaq Global Market, which could result in a limited public market for our common stock and make obtaining future equity financing more difficult for us.

On March 5, 2008, we received notification from the Nasdaq Stock Market, Inc. that our stock had traded below the $1.00 minimum per share price required for continued listing on the Nasdaq Global Market for more than 30 consecutive trading days. We have until September 2, 2008, to regain compliance by maintaining a minimum closing bid price of $1.00 for 10 consecutive trading days. Nasdaq may delist our shares from the Nasdaq Global Market if we fail to meet this requirement. There can be no assurances that we will satisfy the standards to regain compliance. The delisting of our common stock from the Nasdaq Global Market may have a material adverse effect on us by, among other things, reducing:

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

30 of 41

II. Market and Competitive Risks.

Market conditions in the telecommunications industry may significantly harm our financial position.

We sell our products primarily to a few large customers in the telecommunications industry. Two customers accounted for 25% and 23% of our net revenue, respectively, for the three months ended March 31, 2008. Two customers accounted for an aggregate of 29% and 17% of our net revenue, respectively, for the fiscal year ended June 30, 2007. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.

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

32 of 41

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

In addition, we sold ninety percent (90%) of the shares of Avanex France, the operator of our semiconductor fabs and associated product lines located in Nozay, France. We agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to and at the time of sale. Should any such liabilities or expenses be of a material amount, our finances could be materially and adversely affected. We may experience a shortfall in revenue, lose existing or potential customers or otherwise experience material adverse effects upon our business, results of operation and financial condition.

Additionally, if any potential acquisitions are not completed, we are required to expense the frequently significant legal, accounting, consulting and other costs of pursuing these transactions in the period in which the activity ceases, which could adversely affect our operating results and may not be anticipated. For example, in the quarter ended December 31, 2006, we expensed approximately $2.1 million in diligence and professional fees related to a potential acquisition with which we decided not to proceed further.

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

33 of 41

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

34 of 41

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, inventory write-offs are primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months ended March 31, 2008 and 2007, we recorded write-offs of $0.1 million and $3.0 million, respectively, for excess and obsolete inventory. For the fiscal years ended June 30, 2007 and June 30, 2006, we recorded write-offs of $12.9 million and $12.8 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-downs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our business, results of operations, and financial condition.

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

35 of 41

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

36 of 41

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

37 of 41

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

38 of 41

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

We may become a party to litigation in the future to protect our intellectual property or we may be subject to litigation to defend against infringement claims of others. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

39 of 41

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

40 of 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/s/ MARLA SANCHEZ
Marla Sanchez
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date:	May 2, 2008

41 of 41