Form 10-K
period 2008-06-30
AVANEX CORP
filed 2008-09-05
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

As of December 31, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $228.9 million based upon the closing price on the Nasdaq Global Market reported for such date. As of August 26, 2008, the Registrant had 15,341,458 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement that will be filed with the Commission pursuant to Section 14(a) in connection with the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended June 30, 2008.

AVANEX CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

In 2003, we acquired all of the outstanding equity of Alcatel Optronics France, a subsidiary of Alcatel, certain assets of the optical components business of Corning Incorporated, and substantially all of the assets of Vitesse’s Optical Components Systems Division. As part of these acquisitions, Alcatel and Corning Incorporated licensed certain intellectual property rights to us. Over the past five years, we have integrated and restructured these assets and have shifted most of our manufacturing operations and portions of our development resources to lower-cost geographic regions. For instance, in March 2005, we announced that we had opened an operations center in Bangkok, Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region. In July 2005, we announced the opening of a development and marketing office in Shanghai, China. In April 2007, we sold ninety percent (90%) of our share capital and voting rights of our wholly-owned subsidiary in France, including our Indium Phosphide (InP) and Gallium Arsenide (GaAs) semiconductor fabs, and our laser, terrestrial pump, submarine pump and Fiber Bragg Grating (FBG) product lines, to 3S Photonics.

In order to expand our transmission product portfolio, in July 2007, we acquired the assets relating to the MSA 300-pin transponder and XFP transceiver businesses of the Commercial Communication Products Division of Essex Corporation, a subsidiary of Northrop Grumman Space and Mission Systems Corporation.

We have one of the broadest optical product portfolio platforms available, with a scalable and efficient global operating model.

We were incorporated in October 1997 as a California corporation, and in January 2000, we were reincorporated as a Delaware corporation. Our principal executive office is located at 40919 Encyclopedia Circle, Fremont, California, 94538. We also maintain facilities in Horseheads, New York; Melbourne, Florida; Shanghai, China; Villebon Sur Yvette, France; San Donato, Italy; and Bangkok, Thailand. Our main telephone number is (510) 897-4188, and our web site address is www.avanex.com. We are not including the information contained in our web site or any other information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through our internet web site, as soon as reasonably practicable, after we electronically file such material with, or furnish it to the Securities and Exchange Commission (SEC).

Avanex and the Avanex logo are registered trademarks of Avanex Corporation. This Annual Report on Form 10-K also includes other trade names, trademarks and service marks of ours and other companies.

Recent Events

Following the close of market on August 12, 2008, we effected a fifteen-for-one reverse stock split of our common stock. Accordingly, each fifteen shares of issued and outstanding Avanex common stock and equivalents as of the close of market on August 12, 2008 was converted into one share of common stock, and the reverse stock split was reflected in the trading price of Avanex’s common stock at the opening of market on August 13, 2008. Unless indicated otherwise, all share amounts and per share prices appearing in this Annual Report on Form 10-K reflect the reverse stock split for all periods presented.

On July 7, 2008, Dr. Jo Major, Jr. was terminated from his position as President and Chief Executive Officer of the Company. On July 6, 2008, Dr. Major resigned from the Company’s Board of Directors. Also on July 7, 2008, Marla Sanchez resigned from her position as Senior Vice President and Chief Financial Officer of the Company. On August 25, 2008, Patrick Edsell resigned from his position as Senior Vice President and General Manager.

Industry

Optical technology transfers information in the form of light signals along optical fibers. The light signals are transmitted through fiber optic cable. Beyond lasers, many other optical components and subsystems are utilized within optical networks to generate, clean, amplify, isolate, route, or otherwise enhance light signals.

Over the last several years, the optical components, modules and subsystems industry has experienced a modest increase in business levels, as compared to previous years, because network carriers and cable companies have been deploying new communication networks or have been upgrading the backbone of existing communication networks. The increasing demand for optical solutions is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks, and by a need among network carriers to decrease the total cost of ownership of their networks. Certain large telecommunications network carriers have also disclosed that they plan to deploy, and have begun to deploy, new broadband access networks based on fiber optic technologies. These fiber-to-the-premise networks significantly increase the capacity and expand the type of services that can be utilized by residential users.

Products

Our product portfolio is comprised of the following product families (depicted visually above):

Amplification—Our Amplification product family includes products that optically amplify transmission signals, including Erbium doped fiber amplifiers.

Wavelength Management—Our Wavelength Management platform includes Switching and Routing solutions, Multiplexing and Signal Processing solutions and Micro-Optics and Integrated Modules, including products that optically add and drop transmission signals in both fixed and reconfigurable versions, products that optically multiplex or demultiplex signals based on thin film filters, planar and interleaver technologies, and products that optically attenuate signal power across a single or multiple wavelength bands.

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

Competition

The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and easily obtained funding. We believe that our principal competitors in the optical subsystems, modules and components industry include Bookham, Inc., EMCORE Corporation, JDS Uniphase Corporation, Oplink Communications, Inc., Opnext, Inc. and Optium Corporation. We believe we differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, optical/ mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We believe that we compete favorably with our competitors with respect to the foregoing factors.

Consolidation in the optical systems and components industry in the past has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, Finisar Corporation and Optium Corporation, and Opnext Inc. and StrataLight Communications, Inc. have recently announced proposed combinations. In addition, Oplink Communications and EMCORE Corporation have expanded their businesses through acquisitions. Significant consolidation has also taken place recently at the carrier level and at our customer level. Recent mergers among our customers include that of ADVA Optical Networking with Movaz Networks Inc., Alcatel with Lucent Technologies Inc., Ericsson AB with Marconi, and the merger of the optical businesses of Marconi Communications and Nokia.

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

Research and Development

We believe that research and development is critical to our strategic growth objectives. Our research and development activities are focused on new products that integrate multiple optical functions and that offer intelligent features for configuration, control and monitoring. To accomplish this, our research and development team possesses expertise in the areas of optical components, micro-optic and integrated-optic design, as well as in electronics, firmware, and software. Most of our efforts are directed toward the development of platforms with new revenue potential, but we do continue to invest in current technological platforms to ensure our continued competitiveness in the future.

Our research and development expenses totaled $28.3 million for the fiscal year ended June 30, 2008, $25.2 million for the fiscal year ended June 30, 2007, and $23.5 million for the fiscal year ended June 30, 2006. During fiscal 2008, research and development expenditures increased due to higher prototype parts spending and additional staff in the U.S. and China. During fiscal 2007, research and development expenditures increased as we added staff in China and increased patent-related expenses; however, by the end of fiscal 2007, expenses had decreased to comparable levels with the prior year with the sale of our subsidiary in France. In addition, we have moved significant engineering resources to our Shanghai location to increase the cost effectiveness of our overall research and development activities and to provide support to our third-party contract manufacturers. As of June 30, 2008, we employed 182 people in our research and development groups in Fremont, California; Melbourne, Florida; Horseheads, New York; Villebon Sur Yvette, France; San Donato, Italy; and Shanghai, China.

During fiscal 2006, 2007 and 2008, we saw an increase in the number of customers purchasing integrated subsystem products, as well as an increase in the complexity of such products with existing customers as the demand for more intelligent, efficient and flexible optical fiber networks increases. We continue to invest in such products, as we believe applications for these types of products will become increasingly important in the future. For risks associated with our research and development efforts, please see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including in Section IV: “Operations and Research and Development Risks.”

Sales and Marketing

We primarily market our products to telecommunications system integrators. Our marketing efforts are centered on the demonstration of, and education about, our products’ performance at trade shows and customer visits. We sell and market our products through a combination of direct sales, distributors and representatives.

As of June 30, 2008, our direct sales organization consisted of directly employed account managers in the United States, Europe and Asia, supported by application engineers and product line managers. We focus our direct sales efforts on service providers and telecommunications systems and optical module manufacturers. The direct sales account managers cover the market on an assigned-account, regional basis and work as a team with systems engineers and product line managers. As of June 30, 2008, our sales and marketing organization consisted of 68 people. We provide customer service directly to our customers.

In order to further our international sales objectives, we have established relationships with distributors and manufacturer’s representatives geographically as needed to support our customers. These distributors and representatives have expertise in distributing complex telecommunications equipment in their markets and provide basic customer service to the end customers they serve.

While we have diversified our customer base, we expect that a substantial proportion of our sales will continue to be concentrated with a limited number of customers. During fiscal 2008, Alcatel-Lucent accounted for 25% of our net revenue and Tellabs accounted for 21% of our net revenue. During fiscal 2007, Alcatel-Lucent accounted for 29% of our net revenue and Tellabs accounted for 17% of our net revenue. During fiscal 2006, Alcatel accounted for 27% of our net revenue and Nortel accounted for 11% of our net revenue.

A summary of certain financial information by geographic location is found in Note 15 in the Notes to Consolidated Financial Statements.

Backlog

We do not believe that backlog as of any particular date is meaningful, as our sales are made primarily pursuant to standard purchase orders for delivery of products. Only a small portion of our orders are non-cancelable, and the dollar amount associated with the non-cancelable portion is not significant.

Manufacturing

During fiscal 2007, we completed the transition of most of our manufacturing operations to third party contract manufacturers located in Thailand and China, whose operations are coordinated through our Asian Operations Center in Bangkok, Thailand; however, we continue to manufacture Lithium Niobate chips that are used in our products in San Donato, Italy. As of June 30, 2008, our manufacturing support organization consisted of 241 people.

We currently purchase several key components used in our products and equipment from single or limited sources of supply, including Bookham Inc., Corning, Eudyna Devices Inc., JDS Uniphase Corporation and Photop, Inc. These key components include lasers, variable optical attenuators, thin film filters, gain flattening filters, and optical fiber. We also purchase turnkey solutions from OEM manufacturers, such as Browave Corporation, Fabrinet, Optiworks, and Photop Inc. For risks associated with our manufacturing strategy, please see “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including Section IV: “Operations and Research and Development Risks.”

Our United States, Europe and Asia sites are currently TL-9000 certified. We will continue to refine our quality processes to ensure that we maintain our high standards of product quality and customer satisfaction.

Patents and Intellectual Property

As of June 30, 2008, we held approximately 535 U.S. patents and approximately 269 foreign patents (issued and pending), covering a broad range of photonics and optical communications products and technologies. These technologies are incorporated into our products and are covered by patents that expire through April 2026; however, we also have patents that have not been incorporated into our products. In addition, our intellectual property includes trade secrets, trademarks, and copyrights. We do not expect to maintain or enhance our market position primarily through the exercise of our intellectual property rights because the rapid evolution of technology and the wide distribution of patents in our industry preclude such market positioning through intellectual property. We will pursue opportunities to license our intellectual property if we believe that we can be adequately compensated or if there is the potential for a beneficial cross-license agreement.

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

Employees

As of June 30, 2008, we had 576 employees and consultants comprised of 241 employees in manufacturing support, 182 employees in research and development, 68 employees in sales and marketing, and 85 employees in general and administrative capacities. The work force is located in Canada, China, France, Germany, Italy, Japan, Thailand, the United Kingdom, and the United States.

As of June 30, 2008, some of our employees located in Europe were represented by labor organizations.

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

I. Financial and Revenue Risks.

Prior to fiscal 2008, we had a history of negative cash flows and losses, which could return if we do not continue to increase our revenue and/or further reduce our costs.

Prior to fiscal 2008, we experienced operating losses in each quarterly and annual period since our inception in 1997, and we may again incur operating losses for an indeterminate period of time. As of June 30, 2008, we had an accumulated deficit of $700.4 million. For each of our prior fiscal years except for fiscal 2008, we had negative operating cash flow, and we may incur negative operating cash flow in future periods. There can be no assurance that our business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition.

Due to insufficient cash generated from operations in the past, we funded our operations primarily through the sale of equity securities, debt securities, bank borrowings, equipment lease financings, acquisitions and other capital raising transactions. Although we implemented cost reduction programs during the past several years, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses.

Our future profitability depends on our ability to maintain or improve gross margin and control operating expenses. If we do not maintain or improve gross margin and control operating expenses, our financial condition and results of operations will be adversely impacted.

During the fiscal years ended June 30, 2008, 2007 and 2006, our gross margin percentage was 31%, 18% and 5%, respectively. Despite our continued efforts to improve our gross margin, there can be no assurance that our gross margin will improve or be maintained in the future.

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

In addition, over our limited operating history, the average selling prices of our existing products have decreased and this trend may continue. However, our overall product mix has shifted toward products with higher levels of integration, typically selling at higher unit prices. Future price decreases may be due to a number of factors, including competitive pricing pressures, rapid technological change and sales discounts. Therefore, to maintain or improve our gross margin, we must develop and introduce new products and product enhancements on a timely basis and reduce our costs of production. Moreover, as our average selling prices decline, we must increase our unit sales volume, or introduce new products, to maintain or increase our total revenues. If our average selling prices decline more rapidly than our costs of production, our gross margin will decline. This would adversely impact our business, financial condition and results of operations. If we are unable to continue to generate positive gross margin, our cash flows from operations would be negatively impacted, and we would be unable to maintain profitability.

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

A lack of effective internal control over financial reporting could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies, including those considered to be material weaknesses, in our internal controls. For example, as more fully described in Item 9A of this Annual Report on Form 10-K, our management concluded that as of June 30, 2008 we did not maintain effective internal controls over the following:

Controls over the review of journal entries for inventory and taxes related to certain foreign subsidiaries were inadequately designed to prevent or detect a material misstatement of the consolidated financial statements.

Our management determined that these control deficiencies were considered a material weakness that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We expect the remediation of this material weakness to occur during fiscal year 2009.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as future accounting rules and regulations subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements.

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, since the beginning of fiscal 2007 through to August 26, 2008, our common stock has closed as low as $6.35 and as high as $34.20 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

On October 29, 2007, the Pirelli Group acquired all the shares of our common stock previously held by Alcatel-Lucent. As of August 26, 2008, the Pirelli Group owned shares of our common stock representing approximately 12% of the outstanding shares of our common stock. If the Pirelli Group or our other large stockholders sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

In addition, we have issued warrants to purchase initially up to an aggregate of 665,417 shares of common stock to certain institutional investors that are exercisable through 2011 at exercise prices ranging from $32.18 to $110.85 per share, subject to broad-based anti-dilution provisions, including weighted-average price-based anti-dilution provisions. If these institutional investors exercise the warrants, we will issue shares of our common stock and such issuances may be dilutive to our stockholders. Because the exercise price of the warrants may be adjusted from time to time in accordance with the provisions of the warrants, the number of shares that could actually be issued may be greater than the amount described above. For example, in connection with our March 1, 2007 financing, the holders of the warrants we issued on March 9, 2006 received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 7,815 additional shares being issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $40.95 per share to $40.30 per share.

We may have difficulty obtaining additional capital.

Our balance of unrestricted cash, cash equivalents, and short-term investments increased from $43.8 million at June 30, 2007 to $55.4 million at June 30, 2008. Except for the past fiscal year, we have not been profitable, and there can be no assurance that our business will remain profitable in the future. A failure to remain profitable would have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. If adequate capital is not available to us as required, or is not available on favorable terms, our business, operating results and financial condition would be adversely affected.

II. Market and Competitive Risks.

Market conditions in the telecommunications industry may significantly harm our financial position.

Worldwide economic conditions generally, and market conditions in the telecommunications industry specifically, may significantly harm our financial position. We sell our products primarily to a few large customers in the telecommunications industry. Two customers accounted for an aggregate of 25% and 21% of our net revenue, respectively, for the fiscal year ended June 30, 2008. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.

Our customers may cancel or delay purchases with little or no advance notice to us.

Our customers typically purchase our products pursuant to individual purchase orders, and only a small portion of our orders is non-cancelable. Accordingly, our customers may cancel, defer or decrease purchases without significant consequence to them and with little or no advance notice. Further, certain of our customers have a tendency to purchase our products near the end of a fiscal quarter. Cancellation or delays of such orders may cause us to fail to achieve that quarter’s financial and operating goals. Decreases in purchases, cancellations of purchase orders, or deferrals of purchases may significantly harm our business, operating results and financial condition, particularly if we are not able to anticipate these events.

We experience intense competition with respect to our products.

We believe that our principal competitors in the optical systems and components industry include Bookham Inc., EMCORE Corporation, JDS Uniphase Corporation, Oplink Communications, Inc., Opnext Inc., and Optium Corporation. We may also face competition from companies that expand into our industry in the future.

A few of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale, and support of their products. In addition, our competitors that have larger market capitalization or cash reserves are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Consolidation in the optical systems and components industry could intensify the competitive pressures that we face because these consolidated competitors may have longer operating histories and significantly greater financial, technical, marketing and other resources than we have.

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

Competition in the optical systems and components industry has contributed to substantial price-driven competition. As a result, sales prices for specific products have decreased over time at varying rates, in some instances significantly. Price pressure is exacerbated by the rapid emergence of new technologies and the evolution of technical standards, which can greatly diminish the value of products relying on older technologies and standards. In addition, the current economic and industry environment in the telecommunications sector has resulted in pressure to reduce prices for our products, and we expect pricing pressure to continue for the foreseeable future, which may adversely affect our operating results. Reduced spending by our customers has caused and may continue to cause increased price competition, resulting in a decline in the prices we charge for our products. If our customers and potential customers continue to constrain their spending, or if the prices we charge continue to decline, our revenues and margins may be adversely affected.

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

The period of time between our initial contact with certain of our customers and the receipt of an actual purchase order from such customers often spans a time period of six to nine months, or longer. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products. While our customers are evaluating our products before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long-lead-time supplies. If we increase capacity and order supplies in anticipation of an order that does not materialize, our gross margin will decline, and we will have to carry and write off excess inventory. Even if we receive an order, if we are required to add additional internal manufacturing capacity in order to service the customer’s requirements, such manufacturing capacity may be underutilized in subsequent periods, especially if orders are delayed or cancelled. Either situation could cause our business, results of operations, and financial condition to be below the expectations of public market analysts or investors, which could, in turn, cause the price of our common stock to decline.

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

We regularly review acquisition, divestiture and other strategic opportunities that would further our business objectives, complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. The anticipated benefits of our acquisitions, divestitures and other strategic transactions may not be realized or may be realized more slowly than we expected. Acquisitions, divestitures and other strategic opportunities have resulted in, and in the future could result in, a number of financial consequences, including without limitation:

•	potentially dilutive issuances of equity securities;

•	reduced cash balances and related interest income;

•	higher fixed expenses, which require a higher level of revenues to maintain gross margin;

•	the incurrence of debt and contingent liabilities, including indemnification obligations;

•	restructuring actions, which could result in charges that have a material effect on our results of operations and our financial position;

•	loss of customers, suppliers, distributors, licensors or employees of the acquired company;

•	legal, accounting and advisory fees;

•	amortization expenses related to intangible assets; and

•	one-time write-offs of large amounts.

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

In fiscal 2007, we sold ninety percent (90%) of the shares of Avanex France, the operator of our semiconductor fabs and associated product lines located in Nozay, France. We agreed to indemnify the buyers of Avanex France generally for a period of up to two years in an amount generally not exceeding €5 million for breaches of certain representations, warranties and covenants relating to the condition of the business prior to and at the time of sale. Should any such liabilities or expenses be of a material amount, our finances could be materially and adversely affected. We may experience a shortfall in revenue, lose existing or potential customers or otherwise experience material adverse effects upon our business, results of operation and financial condition.

Additionally, if any potential acquisitions are not completed, we are required to expense the frequently significant legal, accounting, consulting and other costs of pursuing these transactions in the period in which the activity ceases, which could adversely affect our operating results and may not be anticipated. For example, in fiscal 2007, we expensed approximately $2.1 million in diligence and professional fees related to a potential acquisition with which we decided not to proceed further.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our third party manufacturers, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our business, results of operations, and financial condition. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future could adversely affect our revenues, gross margin, and results of operations. Changes in our manufacturing processes or those of our third party manufacturers, or the inadvertent use of defective materials by our third party manufacturers or us, could significantly reduce our manufacturing yields and product reliability. Lower than expected manufacturing yields could delay product shipments and further impair our gross margin. These operational issues have included capacity constraints at our contract manufacturers, raw materials shortages, logistics issues, and manufacturing yield issues for some of our new products.

We may need to develop new manufacturing processes and techniques that will involve higher levels of automation, or may need to further relocate certain manufacturing operations to lower cost regions to improve our gross margin and achieve the targeted cost levels of our customers. If we fail to manage this process effectively, or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

We face risks related to our concentration of research and development efforts on a limited number of key industry standards and technologies, and our future success depends on our ability to develop and introduce new and enhanced products successfully that meet the needs of our customers in a timely manner.

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

Our industry has increased its focus on products that transmit voice, video and data traffic over shorter distances and that are offered at lower cost than the products that we offer to our telecommunications customers for transmission of information over longer distances. If we are unable to develop products that meet the requirements of potential customers of these products, our business, results of operations, and financial condition could suffer.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, or on a timely basis. In addition, the introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. To the extent customers defer or cancel orders for existing products due to the expectation of a new product release, or if there is any delay in the development or introduction of our new products or the enhancements of our products, our business, results of operations, and financial condition would suffer. Further, we cannot assure that our new products will gain market acceptance or that we will be able to respond effectively to competitive products, technological changes or emerging industry standards. Any failure to respond effectively to competitive products, technological change or emerging industry standards would significantly harm our business, results of operations and financial condition.

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, inventory write-offs are primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the fiscal years ended June 30, 2008 and June 30, 2007, we recorded write-offs of $4.7 million and $12.9 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-downs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our business, results of operations, and financial condition.

Network carriers and telecommunication system integrators historically have required that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we may lose the opportunity to make significant sales to that customer over a lengthy period of time. In addition, we may be unable to pursue large orders if we do not have sufficient manufacturing capacity to enable us to provide customers with specified quantities of products. We rely heavily upon the capacity and willingness of third party contract manufacturers and materials suppliers to enable us to fulfill our commitments to our customers, but we generally do not have the benefit of long term or other supply or services contracts with our third party contract manufacturers and materials suppliers, who are generally not obligated to adhere to our production schedule. If we cannot deliver sufficient quantities of our products, we may lose business, which could adversely impact our business, results of operations and financial condition.

If our customers do not qualify our manufacturing processes, they may not purchase our products and our operating results could suffer.

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

We rely on a limited number of outsourced manufacturers and suppliers to manufacture and provide a substantial majority of our components, subassemblies, and finished products. In particular, one contract manufacturer, Fabrinet, currently manufactures products for sale, which constitutes a significant majority of our net revenue. We intend to develop further our relationships with this and with other manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies in the future. The qualification of these independent manufacturers and materials suppliers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. Operational issues could result, such as capacity constraints at our contract manufacturers, raw materials shortages, logistics issues, and manufacturing yield issues for some of our new products. As a result, we may lose existing or potential customers.

We have limited experience in working with outsourced manufacturers and suppliers. As a result, we may not be able to manage our relationships with them effectively. If we cannot manage our manufacturing and supplier relationships effectively, or if these manufacturers and suppliers fail to deliver components in a timely manner, we could experience significant delays in product deliveries, which may have an adverse effect on our business and results of operations. Increased reliance on outsourced manufacturing and suppliers, and the ultimate disposition of our manufacturing capacity in the future, may result in impairment expense relating to our long-lived assets in future periods, which would have an adverse impact on our business, financial condition, and results of operations.

Our products may have defects that might not be detected until full deployment of a customer’s network, which could result in a loss of customers and revenue and in damage to our reputation.

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

We may be required to indemnify our customers against certain liabilities arising from defects in our products, which liabilities may also include the following costs and expenses:

•	costs and expenses incurred by our customers or their customers to fix the problems; and

•	costs and expenses incurred by our customers or their customers to replace our products, or their products which incorporate our products, with other product solutions.

While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. To date, product defects have not had a material negative effect on our business, results of operations, or financial condition; however, we cannot assure that they will not have a material negative effect on us in the future.

We depend on key personnel to manage our business effectively, and if we are unable to hire, retain, or motivate qualified personnel, our ability to sell our products could be harmed.

Our future success depends, in part, on certain key employees and on our ability to attract and retain highly skilled personnel. In addition, there have been changes in our executive management team, and there can be no assurance that these changes will be successful. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, sales or marketing personnel, may seriously harm our business, results of operations, and financial condition. For example, Dr. Jo Major, our former President and Chief Executive Officer, Marla Sanchez, our former Chief Financial Officer, and Pat Edsell, our former General Manager, recently left the Company. None of our officers or key employees has an employment agreement for a specific term, and these employees may terminate their employment at any time. We do not have key person life insurance policies covering any of our employees. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

In addition, we have implemented restructuring programs designed to attempt to improve our financial performance. Among other things, we have moved substantially all of our manufacturing operations to lower cost locations. As a result, our headcount in North America and Europe has been substantially reduced and may be reduced further in the future. To date, such actions have not resulted in substantial work stoppages. Decreases in labor productivity, however, whether formalized by a work stoppage or a strike, or by decreased productivity due to morale issues could have an adverse effect on our business and operating results.

We face various risks that could prevent us from successfully manufacturing, marketing and distributing our products internationally.

We have expanded our international operations in Thailand and China, including the expansion of overseas product manufacturing, and we may continue to expand internationally in the future. Further, we have increased international sales and intend to further increase our international sales and the number of our international customers. We have also initiated significant restructuring programs overseas, and may initiate additional restructuring programs overseas in the future. Our international operations have required and will continue to require significant management attention and financial resources. For instance, we have incurred, and may continue to incur, startup costs to open our operations center in Thailand and our research and development office in Shanghai, and may incur costs in transferring operations to Thailand. We currently have limited experience in manufacturing, marketing and distributing our products internationally, particularly from our new operations center in Thailand. In addition, international operations are subject to inherent risks, including, without limitation, the following:

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

Some of our suppliers and contract manufacturers, including Fabrinet, also have international operations and are subject to the risks described above. Even if we are able to manage the risks of international operations successfully, our business may be materially adversely affected if our suppliers or contract manufacturers are not able to manage these risks successfully.

A portion of our international revenues and expenses are now denominated in foreign currencies. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate foreign currency risk. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, results of operations, and financial condition.

V. Intellectual Property and Litigation Risks.

Current and future litigation against us could be costly and time consuming to defend.

We are subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

We may be unable to protect our proprietary technology, which could significantly impair our ability to compete.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality agreements with our employees, consultants and corporate partners, and controlled access to and distribution of our technology, documentation and other confidential information. We have numerous patents issued or applied for in the United States and abroad, of which some may be jointly filed or owned with other parties. Further, we license certain intellectual property from third parties, including Alcatel-Lucent and Corning, that is critical to our business, and we also license intellectual property to other parties. We cannot assure that any patent applications or issued patents will protect our proprietary technology effectively, or that any patent applications or patents issued will not be challenged by third parties. Further, we cannot assure that parties from whom we license intellectual property will not violate their agreements with us; that they will not license their intellectual property to third parties; that their patent applications, patents and other intellectual property will protect our technology, products and business; or that their patent applications, patents, and other intellectual property will not be challenged by third parties. For example, Alcatel-Lucent has cross licenses with various third parties, which, when combined with their own intellectual property, may permit these third parties to compete with us. Our intellectual property also consists of trade secrets, requiring more monitoring and control mechanisms to protect. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we take will prevent misappropriation or unauthorized use of our technology. Further, other parties may independently develop similar or competing technology or design around any patents that may be issued or licensed to us.

We use various methods to attempt to protect our intellectual property rights. However, we cannot be certain that these methods will prevent the misappropriation of our intellectual property. In particular, the laws in foreign countries may not protect our proprietary rights as fully as the laws in the United States.

We face risks with regard to third-party intellectual property licenses.

From time to time we may be required to license technology or intellectual property from third parties for our product offerings or to develop new products or product enhancements. We cannot assure that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain a necessary third-party license required for our product offerings or to develop new products and product enhancements could require us to substitute technology of lower quality or performance standards or of greater cost, either of which could prevent us from operating our business. If we are unable to obtain licenses from third parties if and as necessary, then we may also be subject to litigation to defend against infringement claims from these third parties.

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

We may become a party to litigation in the future to protect our intellectual property or we may be subject to litigation to defend against infringement claims of others. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating, or using our products that use the challenged intellectual property;

•	obtain a license to sell or use the relevant technology from the owner of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;

•	redesign the products that use the technology; or

•	indemnify certain customers and others against intellectual property claims asserted against them.

If we are forced to take any of these actions, our business may be seriously harmed.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of competitors, or we may be required to grant certain third parties permission to enforce our intellectual property on our behalf. These claims could result in us being joined as a party to a lawsuit, counterclaims against us or our customers, invalidation or narrow interpretations of our proprietary rights, costly litigation, and the diversion of our technical and management personnel’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of the above types or may not be adequate to indemnify us for all liability that may be imposed.

VI. Other Risks.

Our business and future operating results may be adversely affected by events that are outside of our control.

Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks throughout the world, including the continuation or potential worsening of the current global economic environment, the economic consequences of military action and the associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce. We cannot assure that the insurance we maintain against fires, floods and general business interruptions will be adequate to cover our losses for such events in any particular case.

In addition, we handle hazardous materials as part of our manufacturing activities and are subject to a variety of governmental laws and regulations related to the use, storage, recycling, labeling, reporting, treatment, transportation, handling, discharge and disposal of such hazardous materials. Although we believe that our operations conform to presently applicable environmental laws and regulations, we may incur costs in order to comply with current or future environmental laws and regulations, including costs associated with permitting, investigation and remediation of hazardous materials, and installation of capital equipment relating to pollution abatement, production modification and/or hazardous materials management. In addition, we currently sell products that incorporate firmware and electronic components. The additional level of complexity created by combining firmware and electronic components with our optical components requires that we comply with additional regulations, both domestically and abroad, related to power consumption, electrical emissions and homologation. Any failure to obtain the necessary permits or comply with the necessary laws and regulations successfully could have a material adverse effect on our operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following properties:

Location	Square Feet	Principal Operations	Date Lease Expires
Bangkok, Thailand	15,610	Administrative office	February 28, 2009
Bangkok, Thailand	3,300	Warehouse	May 31, 2009
Horseheads, New York	15,000	Administrative office and Research & Development	January 31, 2009
Fremont, California #1	54,000	Corporate headquarters	October 17, 2009
Fremont, California #2	91,000	Administrative office	April 15, 2010
Newark, California #1	48,000	Administrative office (Vacant)	November 30, 2010
Newark, California #2	62,000	Administrative office	November 30, 2010
Melbourne, Florida	7,000	Administrative office and Research & Development	May 15, 2009
Villebon, France	8,830	Administrative office and Research & Development	April 25, 2010
San Donato, Italy	65,700	Manufacturing and Administrative	June 30, 2011
Shanghai, China	24,400	Administrative office and Reasearch & Development	December 31, 2009

We believe that existing facilities are in excess of our needs. We are currently evaluating the most appropriate use of our existing facilities and the possibility of subleasing more of our space to third parties. We currently sublease some of the space at our facilities in Fremont and Newark, California to other companies.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Avanex is not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could harm our business, financial condition, results of operations or cash flow in a particular period.

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

Arbitration against 3S Photonics

On December 27, 2007, the Company filed an arbitration claim against 3S Photonics in New York regarding disputes primarily involving the early termination of the Global Distributor Agreement by 3S Photonics and other payment obligations the Company believed 3S Photonics owes to it. 3S Photonics filed a response and counter-claim to the arbitration in which it denied the Company’s claim and alleged among other matters that the Company had breached certain contractual agreements resulting in damages to 3S Photonics. In March 2008, 3S Photonics instituted legal proceedings against the Company in the Commercial Court of Evry in France. 3S Photonics alleged that the Company disparaged 3S Photonics by, among other things, issuing a press release announcing that the Company had initiated arbitration proceedings against 3S Photonics relating to the early termination of the Global Distributor Agreement.

In June 2008, the Company settled its dispute with 3S Photonics. While neither side admitted liability, the two parties agreed to a settlement that included payables, receivables and lost profits under the parties’ terminated Global Distributor Agreement, and a release by both parties of all claims asserted against each other. With this resolution, there is no further litigation between Avanex and 3S Photonics.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers as of August 26, 2008 are as follows:

Name	Age	Position
Giovanni Barbarossa	46	Interim Chief Executive Officer, Senior Vice President and Chief Technology Officer
Mark Weinswig	35	Interim Chief Financial Officer, Vice President, Finance and Treasurer
Bradley Kolb	49	Senior Vice President, Operations
Scott Parker	52	Senior Vice President, Sales

Giovanni Barbarossa has served as our Interim Chief Executive Officer since July 2008 and as our Senior Vice President and Chief Technology Officer since May 2002. Dr. Barbarossa led the Active Component Business Unit from August 2004 to June 2005 and served as Vice President of Product Development from May 2001 to August 2004. Prior to being promoted to Vice President of Product Development, Dr. Barbarossa was Director of Research and Development from February 2000 until May 2001. From 1999 to February 2000, Dr. Barbarossa served as Project Manager in the Optical Networking Division of Agilent Technologies. Dr. Barbarossa held various positions, including Team Leader in the Optical Application Specific Integrated Circuits Department and Member of Technical Staff of Bell Laboratories at Lucent Technologies, a developer and manufacturer of communications products, from 1995 through 1999. Dr. Barbarossa received his Ph.D. degree in Electronics Engineering from the University of Glasgow, U.K. and a B.S. degree in Electrical Engineering from the University of Bari, Italy.

Mark Weinswig has served as our Interim Chief Financial Officer and Vice President, Finance and Treasurer since July 2008. Prior to that, Mr. Weinswig served as Director and Business Unit Controller at Coherent, Inc., from January 2006 until July 2008. Prior to that, he served as Vice President, Financial Planning and Business Development at Avanex from September 2003 until January 2006, and as Director Investor Relations and Strategic Projects from April 2000 until May 2003. During the period from May 2003 until September 2003, Mr. Weinswig worked at the Company as a consultant. Before he joined the company in April 2000, Mr. Weinswig was an analyst from 1998 to 2000 with Morgan Stanley Dean Witter’s Institutional Equity Research Group, where he focused on the telecommunications industry. Mr. Weinswig is a Certified Public Accountant (inactive), has the Certified Financial Analyst designation and holds an M.B.A from the University of Santa Clara, and a bachelor’s degree in Business Administration from Indiana University.

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

Scott Parker joined Avanex in November 2007 as our Senior Vice President, Sales. Prior to joining Avanex, Mr. Parker served as Vice President of Sales and Marketing at Integration Associates, Inc. from April 2004 to November 2007 and as CEO at Chelsio Communications, Inc. from June 2002 to February 2004. Prior to that, Mr. Parker served as Senior Vice President of Sales and Marketing for JDS Uniphase Corporation from March 2000 to April 2002. Mr. Parker has also held sales and general manager positions at VLSI Research Inc., at National Semiconductor Corporation and at Intel Corporation. Mr. Parker holds an M.B.A and a B.S. in Marketing, both from the University of Utah.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “AVNX.” The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the NASDAQ Global Market for each of the last eight quarters ending June 30, 2008:

	High	Low
Fiscal year 2007 Quarters Ended:
September 30, 2006	$28.80	$18.75
December 31, 2006	$31.65	$22.35
March 31, 2007	$34.20	$26.40
June 30, 2007	$27.45	$22.35

Fiscal year 2008 Quarters Ended:
September 30, 2007	$30.75	$22.50
December 31, 2007	$28.35	$14.55
March 31, 2008	$15.45	$8.70
June 30, 2008	$18.00	$9.60

Following the close of market on August 12, 2008, we effected a fifteen-for-one reverse stock split of our common stock. Accordingly, each fifteen shares of issued and outstanding Avanex common stock and equivalents as of the close of market on August 12, 2008 was converted into one share of common stock, and the reverse stock split was reflected in the trading price of Avanex’s common stock at the opening of market on August 13, 2008.

On August 26, 2008, the last reported sale price of our common stock on the NASDAQ Global Market was $6.35 per share. As of August 26, 2008, there were approximately 438 stockholders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of our shares of common stock, we are unable to estimate the total number of stockholders represented by these record holders.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended June 30, 2008, 2007 and 2006 and the balance sheet data as of June 30, 2008 and 2007 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended June 30, 2005 and 2004 and the balance sheet data as of June 30, 2006, 2005, and 2004 are derived from audited financial statements not included in this Annual Report on Form 10-K.

	2008 (1)	2007 (1)	2006 (1)	2005	2004 (2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$208,094	$212,755	$162,944	$160,695	$106,932
Cost of revenue	144,509	174,550	154,484	165,258	133,259

Gross profit (loss)	63,585	38,205	8,460	(4,563)	(26,327)
Operating expenses:
Research and development	28,325	25,231	23,471	33,124	42,107
Sales and marketing	16,735	15,261	13,236	16,803	19,808
General and administrative	18,238	23,278	16,652	17,758	24,718
Amortization of intangibles	771	2,703	5,448	5,723	4,573
Restructuring	(164)	1,511	1,912	29,272	3,779
Gain on disposal of property and equipment	(23)	(527)	(5,064)	(1,850)	—
(Gain) loss on sale of subsidiary	(1,996)	3,216	—	—	—

Total operating expenses	61,886	70,673	55,655	100,830	94,985

Income (loss) from operations	1,699	(32,468)	(47,195)	(105,393)	(121,312)
Interest and other income (expense), net	3,948	2,327	(7,497)	(2,978)	3,299

Income (loss) from continuing operations before income taxes and discontinued operations	5,647	(30,141)	(54,692)	(108,371)	(118,013)
Provision for income taxes	(927)	(464)	—	—	—

Income (loss) before discontinued operations	4,720	(30,605)	(54,692)	(108,371)	(118,013)
Loss from discontinued operations	—	—	—	—	(6,054)

Net income (loss)	$4,720	$(30,605)	$(54,692)	$(108,371)	$(124,067)

Income (loss) per share from continuing operations before discontinued operations basic and diluted	$0.37	$(2.12)	$(5.03)	$(11.27)	$(13.56)
Income (loss) per share from discontinued operations basic and diluted	$—	$—	$—	$—	$(0.70)
Net income (loss) per common share basic	$0.31	$(2.16)	$(5.03)	$(11.27)	$(14.25)
Net income (loss) per common share diluted	$0.31	$(2.16)	$(5.03)	$(11.27)	$(14.25)
Weighted average number of shares used in computing basic net income (loss) per common share	15,242	14,196	10,882	9,616	8,704
Weighted average number of shares used in computing diluted net income (loss) per common share	15,370	14,196	10,882	9,616	8,704

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$59,205	$47,399	$74,335	$73,905	$89,090
Long-term investments	$—	$—	$—	$—	$55,145
Working capital	$71,678	$63,149	$82,364	$75,720	$83,804
Total assets	$141,067	$135,000	$165,558	$199,656	$275,196
Long-term liabilities	$6,563	$9,619	$29,187	$52,919	$26,556
Total stockholders’ equity	$85,395	$72,082	$73,338	$53,748	$157,464

(1)	Net loss for fiscal 2008, fiscal 2007, and fiscal 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) of $6.0 million, $7.1 million and $4.5 million, respectively, related to employee stock options and employee stock purchases. For the years ending June 30, 2005, and 2004, the Company accounted for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognized no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. See Note 13 to the Consolidated Financial Statements.
(2)	We acquired Alcatel’s and Corning’s optical components businesses on July 31, 2003 in a transaction accounted for as a purchase. Additionally, we acquired certain assets of Vitesse Semiconductor’s Optical Systems Division on August 28, 2003 in a transaction accounted for as a purchase. The consolidated statement of operations for fiscal year 2004 include the results of operations of the optical components businesses acquired from Alcatel and Corning subsequent to July 31, 2003 and the optical systems business acquired from Vitesse subsequent to August 28, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions including, without limitation, statements regarding our operating expenses, gross margin, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. For ease of reference, we refer to the fiscal years ended June 30, 2008, June 30, 2007, June 30, 2006, June 30, 2005, and June 30, 2004 as fiscal 2008, fiscal 2007, fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

Overview

We design, manufacture and market fiber optic-based products that increase the performance of optical networks. We sell our products to telecommunications system integrators and their network carrier customers. We were incorporated in October 1997 in California and reincorporated in Delaware in January 2000. We began making volume shipments of our products during the quarter ended September 30, 1999.

In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition of the optical components businesses of Alcatel-Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of June 30, 2008, our accrued restructuring liability balance was $8.0 million, consisting of excess facilities costs payable through fiscal 2011.

The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities, and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we had opened an operations center in Bangkok, Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region. In July 2005, we announced the opening of a development and marketing office in Shanghai, China. In April 2007, we sold ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France, which operated our semiconductor fabs and associated product lines located in Nozay, France.

Although we have relocated most of our manufacturing operations to reduce our production costs, we expect to continuously take actions to further reduce costs and improve our gross margin. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expectations.

Following the close of market on August 12, 2008, we effected a fifteen-for-one reverse stock split of our common stock. Accordingly, each fifteen shares of issued and outstanding Avanex common stock and equivalents as of the close of market on August 12, 2008 was converted into one share of common stock, and the reverse stock split was reflected in the trading price of Avanex’s common stock at the opening of market on August 13, 2008. Unless indicated otherwise, all share amounts and per share prices appearing in this Annual Report on Form 10-K reflect the reverse stock split for all periods presented.

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

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. During fiscal 2008, two customers accounted for 25% and 21% of our net revenue, respectively. During fiscal 2007, two customers accounted for 29% and 17% of our net revenue, respectively. During fiscal 2006, two customers accounted for 27% and 11% of our net revenue, respectively. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. We wrote off excess and obsolete inventory of $4.7 million in fiscal 2008, $12.9 million in fiscal 2007, and $12.8 million in fiscal 2006.

Gross Profit. Gross profit represents revenue less cost of revenue. During fiscal 2008, gross margin increased to 31% of revenue, which was an increase in gross margin of 13 percentage points over our fiscal 2007 gross margin of 18%. The Global Distributor Agreement and legal settlement with 3S Photonics comprised 2 percentage points of this increase. The remainder of the increase was due to a more profitable mix of products sold to our customers, decreased vendor costs, improved yields, the introduction of new products with lower production costs, and cost reductions resulting from having our design and operations teams working with our contract manufacturers to lower production costs.

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

Gain (loss) on Sale of Subsidiary. Gain (loss) on sale of subsidiary consists of the net gain (loss) from the sale of our subsidiary in France in April 2007.

Interest and Other Income. Interest and other income consist primarily of interest earned from the investment of our cash and cash equivalents, short-term investments, long-term investments, and foreign currency exchange rate loss.

Interest and Other Expense. Interest and other expense consist primarily of interest expense associated with borrowings under our line of credit, senior secured convertible notes, and capital lease obligations.

Income Taxes. In accordance with Financial Accounting Standard Board (“FASB”) Statement No. 109, “Accounting for Income Taxes”, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law, and the effects of future changes in tax laws or rates are not anticipated.

In July 2007, we adopted FABS Interpretation (“FIN”) No. 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the realization of such amounts could differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers. At June 30, 2008, we determined that an allowance was not required.

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

Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill is tested for impairment at the enterprise level. The fair value of the enterprise, which was determined based on our market capitalization at June 30, 2008 and 2007, exceeded its carrying value, and goodwill was determined not to be impaired at June 30, 2008 and 2007. Goodwill at June 30, 2008 and 2007 was $9.4 million.

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

Income Taxes. We account for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating loss and tax credit carry forwards. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

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

Change in accounting policy

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted this statement in fiscal 2007. Upon adoption, we recorded an adjustment of $0.3 million to the ending balance of accumulated other comprehensive income for pension benefit plan.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net revenue of certain items in our Consolidated Statements of Operations:

	Years Ended June 30,
	2008	% of rev	2007	% of rev	2006	% of rev
Net revenue	$208,094	100%	$212,755	100%	$162,944	100%
Cost of revenue	144,509	69%	174,550	82%	154,484	95%

Gross profit	63,585	31%	38,205	18%	8,460	5%
Operating expenses:
Research and development	28,325	14%	25,231	12%	23,471	15%
Sales and marketing	16,735	8%	15,261	7%	13,236	8%
General and administrative	18,238	9%	23,278	11%	16,652	10%
Amortization of intangibles	771	0%	2,703	1%	5,448	3%
Restructuring	(164)	0%	1,511	1%	1,912	1%
Gain on disposal of property and equipment	(23)	0%	(527)	0%	(5,064)	-3%
(Gain) loss on sale of subsidiary	(1,996)	-1%	3,216	1%	—	0%

Total operating expenses	61,886	30%	70,673	33%	55,655	34%

Income (loss) from operations	1,699	1%	(32,468)	-15%	(47,195)	-29%
Interest and other income	4,100	2%	2,292	1%	2,787	1%
Interest and other expense	(152)	0%	35	0%	(10,284)	-6%

Income (loss) before income taxes	5,647	3%	(30,141)	-14%	(54,692)	-34%
Provision for income taxes	(927)	-1%	(464)	0%	—	0%

Net income (loss)	$4,720	2%	$(30,605)	-14%	$(54,692)	-34%

Net Revenue

Net revenue for fiscal 2008 was $208.1 million, which represents a decrease of $4.7 million or 2% from net revenue of $212.8 million for fiscal 2007. The decrease in revenue was attributable to a slight decrease in demand for our products from existing customers.

Net revenue for fiscal 2007 was $212.8 million, which represents an increase of $49.9 million or 31% from net revenue of $162.9 million for fiscal 2006. The increase in revenue was attributable to an overall increase in demand for our products from existing customers and the introduction of new products.

During fiscal 2008, sales to Alcatel-Lucent and Tellabs accounted for 25% and 21% of our net revenue, respectively. During fiscal 2007, sales to Alcatel-Lucent and Tellabs accounted for 29% and 17% of our net revenue, respectively. During fiscal 2006, sales to Alcatel and Nortel accounted for 27% and 11% of our net revenue, respectively. While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict future sales to these customers.

Net revenue from customers outside the United States accounted for $137.2 million, $137.6 million and $113.8 million of total net revenue, or 66%, 65% and 70%, for the years ended June 30, 2008, 2007 and 2006, respectively.

Cost of Revenue and Gross Margin

Cost of revenue decreased to $144.5 million for fiscal 2008 from $174.6 million for fiscal 2007. The decrease was primarily due to the decrease in excess and obsolete inventory and manufacturing overhead. Cost of revenue increased to $174.6 million for fiscal 2007 from $154.5 million for fiscal 2006. The increase was primarily due to the increase in total net revenue.

We wrote off excess and obsolete inventory of $4.7 million in fiscal 2008, $12.9 million in fiscal 2007 and $12.8 million in fiscal 2006. These write-offs were primarily due to lower demand for certain products and lower expected usage of previously purchased inventory. The reduction in the write-off of excess and obsolete inventory in fiscal 2008 was primarily due to improved accuracy in predicting the demand for our products and the product mix ordered by our customers. We sold inventory previously written-off with original cost totaling $2.9 million, $1.2 million and $0.2 million for fiscal 2008, 2007 and 2006, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used or sold because customers ordered products that included these components in excess of our estimates.

Gross margin as a percentage of net revenue improved to 31% in fiscal 2008 from 18% in fiscal 2007 due to a number of factors. Manufacturing overhead as a percentage of net revenue decreased as we improved productivity of our centralized supply-chain operational center in a lower-cost region. Also, direct manufacturing costs as a percentage of net revenue decreased due to improvements in our supply chain procurement. These favorable factors were assisted by a higher volume of sales of products with higher gross margin, as well as lower write-offs of excess and obsolete inventory. Additionally, we reduced cost of goods sold by approximately $3.7 million in fiscal 2008 due to the Global Distributor and legal settlement with 3S Photonics, accounting for approximately 2% of the increase. Our gross margin percentage improved to 18% for fiscal 2007 from 5% for fiscal 2006, primarily due to cost reductions associated with shifting global manufacturing operations to contract manufacturers in lower-cost regions and increased focus on design for manufacturability to achieve lower costs. In addition, the improvement in gross margin percentage was driven by a shift to products with higher volume and higher gross margin.

Our gross margin is and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and production yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. We expect gross margin to remain level or decline compared to fiscal 2008.

Research and Development

Research and development expenses increased $3.1 million to $28.3 million for fiscal 2008 from $25.2 million for fiscal 2007. As a percentage of net revenue, research and development expenses increased to 14% for fiscal 2008 from 12% for fiscal 2007. The increase in research and development expenses was primarily due to increased personnel-related costs due to increased headcount in the U.S. and China, as well as increased prototype-parts spending.

Research and development expenses increased $1.7 million to $25.2 million for fiscal 2007 from $23.5 million for fiscal 2006. As a percentage of net revenue, research and development expenses decreased to 12% for fiscal 2007 from 15% for fiscal 2006. The increase in research and development expenses was primarily due to increased personnel-related costs (such as stock-based compensation expenses and increased headcount in China, offset by closure of our R&D office in Thailand and sale of our office in France) and patent-related legal expenses.

We expect our research and development expenses to remain level as a percentage of revenue in fiscal 2009. There can be no assurance that our research and development expenses will not increase in the future.

Sales and Marketing

Sales and marketing expenses increased $1.4 million to $16.7 million for fiscal 2008 from $15.3 million for fiscal 2007. As a percentage of net revenue, sales and marketing expenses increased to 8% in fiscal 2008 from 7% in fiscal 2007. The increase in sales and marketing expenses was primarily due to personnel-related costs (such as commissions) and increased travel expenses.

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

We expect our sales and marketing expenses to remain level or decline as a percentage of revenue in fiscal 2009. There can be no assurance that our sales and marketing expense will not increase in the future.

General and Administrative

General and administrative expenses decreased $5.1 million to $18.2 million for fiscal 2008 from $23.3 million for fiscal 2007. As a percentage of net revenue, general and administrative expenses decreased to 9% in fiscal 2008 from 11% in fiscal 2007. The primary reasons for the decrease were decreased personnel-related expenses, audit and legal expenses, and consulting due diligence expenses than in the prior year.

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

We expect general and administrative expenses to remain level or increase as a percentage of revenue in fiscal 2009. There can be no assurance that our general and administrative expenses will not increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.9 million to $0.8 million for fiscal 2008, from $2.7 million for fiscal 2007. The decrease was primarily attributable to the remaining intangible assets becoming fully amortized during fiscal 2008, which resulted in less expense during the remainder of fiscal 2008.

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

For fiscal 2008, we had a recovery in restructuring expenses of $0.2 million due to changes in our estimate of sublease income from excess facilities at our Fremont site. For fiscal 2007, restructuring expenses of $1.5 million resulted from an additional provision for severance benefits totaling $0.3 million, combined with expenses for abandoned facilities in the amount of $1.2 million. Our accrued restructuring liability balance at June 30, 2008 was $8.0 million and will be payable through 2011.

(Gain) loss on Sale of Subsidiary

In April 2007, we sold ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France, which operated our semiconductor fabs and associated product lines located in Nozay, France, to 3S Photonics. In fiscal 2007, the sale resulted in a loss to the Company of approximately $3.2 million primarily as a result of the approximately $24.9 million cash paid, transaction expenses incurred of approximately $1.0 million, and transfer of approximately $4.3 million of assets, partially offset by approximately $15.9 million of liabilities written-off, the assumption of approximately $6.7 million of liabilities by 3S Photonics, the write-off of cumulative translation gain related to Nozay of approximately $3.3 million, and a reduction of the pension obligation of approximately $1.1 million related to the sale.

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

Interest and Other Income

Interest and other income increased $1.8 million to $4.1 million in fiscal 2008 from $2.3 million in fiscal 2007. The primary reason for this increase was foreign currency transaction gains.

Interest and other income decreased $0.5 million to $2.3 million in fiscal 2007 from $2.8 million in fiscal 2006. The primary reason for this decrease was the release of a previously accrued property tax accrual in the prior year, partially offset by a slight increase in interest income.

Interest and Other Expense

Interest and other expense decreased slightly by $0.2 million in fiscal 2008 to $0.2 million from a credit of $35,000 in fiscal 2007. Interest and other expense decreased by $10.3 million in fiscal 2007 to a credit of $35,000 from $10.3 million in fiscal 2006. The primary reason for the decrease was the loss on extinguishment of debt recorded in fiscal 2006, a decrease in interest expense due to the conversion of the senior convertible notes, and a decrease in foreign currency transaction gains.

Provision for Income Taxes

The provisions for income taxes of $0.9 million and $0.5 million were recorded for estimated taxes due on income generated in certain foreign and state tax jurisdictions for fiscal 2008 and 2007, respectively. The income tax provision for fiscal 2008 and fiscal 2007 reflects an effective tax rate of 16% and (2)%, respectively, which differs from the statutory tax rate due to the tax impact of income from foreign operations and unbenefited losses on U.S. taxes due to the full valuation allowance on our net deferred tax assets in accordance with FASB Statement No. 109.

As of June 30, 2008, our net deferred tax assets are fully offset by a valuation allowance. FASB Statement No. 109 “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we provide a full valuation allowance against our net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted FIN 48 on July 1, 2007 and the adoption did not have a material impact on our consolidated balance sheet and statement of operations for fiscal 2008.

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

On March 6, 2006, we sold 1.6 million shares of common stock at a price per share of $30.00 for an aggregate purchase price of $48.1 million. The net proceeds from such sale of the shares of common stock were

$44.7 million, after deducting the placement fee and offering expenses. The purchasers also received warrants to purchase up to an aggregate of 0.5 million shares of common stock at an exercise price of $40.95 per share, subject to adjustment for anti-dilution, exercisable on and after September 9, 2006 and on or before March 9, 2010.

In connection with our March 1, 2007 financing, the holders of such warrants received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 7,815 additional shares to be issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $40.95 per share to $40.30 per share. The sale of common stock and issuance of the warrants was made pursuant to an effective registration statement on Form S-3.

On March 1, 2007, we sold 719,670 shares of common stock of Avanex at a price per share of $27.79 for an aggregate purchase price of $20 million. The purchaser also received a warrant to purchase up to an additional 179,918 shares of common stock. The warrant is exercisable at an exercise price of $32.18 per share and for a term starting March 31, 2007 and ending March 1, 2011. For more information, please see Note 12 in the Notes to Consolidated Financial Statements.

As of June 30, 2008, Avanex had cash and cash equivalents of $14.8 million and short-term investments of $40.6 million for an aggregate of $55.4 million, excluding restricted cash of $3.8 million.

The net cash provided by operating activities during fiscal 2008 of $16.5 million was due primarily to net income of $4.7 million for fiscal 2008, in addition to $13.8 million of non-cash charges. Changes in operating assets and liabilities during fiscal 2008 used $2.0 million of cash.

Net cash used by investing activities during fiscal 2008 was $17.5 million, comprised of $11.7 million representing the net change in short-term investments, capital purchases of $3.5 million, purchase of assets from Essex of $2.1 million, and a $0.2 million increase in restricted cash.

Net cash provided by financing activities was $0.8 million during fiscal 2008, which was the result of proceeds generated through the sale of common stock through the Employee Stock Purchase Plan and from the exercise of stock options.

Our contractual obligations at June 30, 2008 were as follows (in thousands):

	Contractual Obligations Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital lease obligations	$15	$18	$3	$—	$36
Operating leases, net of subleases	4,767	6,969	183	—	11,919
Pension	—	—	—	306	306
Severance *	1,031	82	—	—	1,113
Unconditional purchase obligations	24,512	—	—	—	24,512

	$30,325	$7,069	$186	$306	$37,886

*	Includes executive terminations subsequent to year-end of approximately $1.0 million.

We have unconditional purchase obligations to certain of our suppliers and contract manufacturers that support our ability to manufacture our products. As of June 30, 2008, we had approximately $24.5 million of unconditional purchase obligations, none of which is included on our balance sheet in accounts payable.

Under operating leases and capital leases described in the table above, we have included total future minimum rent expense under non-cancelable leases for both current and abandoned facilities and equipment leases. We have included in the balance sheet $2.9 million and $5.0 million in current and long-term restructuring accruals, respectively, for the abandoned facilities as of June 30, 2008.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for our fiscal year beginning July 1, 2008. The adoption of Statement 159 will not have a material impact on our consolidated balance sheet and statement of operations.

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

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at June 30, 2008 and June 30, 2007:

	June 30, 2008	June 30, 2007
Amortized cost	$48,969	$32,575
Fair market value	49,099	32,562
Average annual interest rate	4.09%	5.09%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France, and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 30, 2008 would have led to an additional profit of approximately $2.6 million (dollar weakening), or an additional loss of approximately $2.6 million (dollar strengthening) on our net cash position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. It has not been our practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk, and currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF DELOITTE & TOUCHE LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avanex Corporation

We have audited the accompanying consolidated balance sheets of Avanex Corporation and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Avanex Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 effective July 1, 2007, and its method of accounting for defined benefit pension and other postretirement plans upon the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) as of June 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2008, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

September 4, 2008

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,839	$14,837
Restricted cash	3,776	3,620
Short-term investments	40,590	28,942
Accounts receivable	39,032	33,764
Inventories	15,979	15,188
Due from related party	85	14,381
Other current assets	6,486	5,716

Total current assets	120,787	116,448
Property and equipment, net	7,688	5,900
Intangibles, net	314	559
Goodwill	9,408	9,408
Deposits and other assets	2,870	2,685

Total assets	$141,067	$135,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,255	$32,549
Accrued compensation	6,272	6,091
Accrued warranty	626	873
Due to related party	110	2,144
Other accrued expenses and deferred revenue	5,893	8,796
Current portion of long-term obligations	13	9
Current portion of accrued restructuring	2,940	2,837

Total current liabilities	49,109	53,299
Long-term liabilities:
Accrued restructuring	5,043	8,269
Other long-term obligations	1,520	1,350

Total liabilities	55,672	62,918

Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 15,318,982 and 15,078,955 shares outstanding, net of 10,555 treasury shares, at June 30, 2008 and June 30, 2007, respectively	15	15
Additional paid-in capital	784,492	776,112
Accumulated other comprehensive income	1,277	1,064
Accumulated deficit	(700,389)	(705,109)

Total stockholders’ equity	85,395	72,082

Total liabilities and stockholders’ equity	$141,067	$135,000

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended June 30,
	2008	2007	2006
Net revenue:
Third parties	$189,821	$151,380	$119,054
Related parties	18,273	61,375	43,890

Total net revenue	208,094	212,755	162,944
Cost of revenue:
Cost of revenue except for purchases from related parties	143,518	174,059	151,758
Purchases from related parties	991	491	2,726

Total cost of revenue	144,509	174,550	154,484

Gross profit	63,585	38,205	8,460
Operating expenses:
Research and development	28,325	25,231	23,471
Sales and marketing	16,735	15,261	13,236
General and administrative:
Third parties	18,238	22,663	15,701
Related parties	—	615	951
Amortization of intangibles	771	2,703	5,448
Restructuring	(164)	1,511	1,912
Gain on disposal of property and equipment	(23)	(527)	(5,064)
(Gain) loss on sale of subsidiary	(1,996)	3,216	—

Total operating expenses	61,886	70,673	55,655

Income (loss) from operations	1,699	(32,468)	(47,195)
Interest and other income	4,100	2,292	2,787
Interest and other expense	(152)	35	(10,284)

Income (loss) before income taxes	5,647	(30,141)	(54,692)
Income tax provision	(927)	(464)	—

Net income (loss)	$4,720	$(30,605)	$(54,692)

Basic net income (loss) per common share	$0.31	$(2.16)	$(5.03)

Diluted net income (loss) per common share	$0.31	$(2.16)	$(5.03)

Weighted-average number of shares used in computing:
Basic net income (loss) per common share	15,242	14,196	10,882

Diluted net income (loss) per common share	15,370	14,196	10,882

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2005	$10	$668,058	$(353)	$(619,445)	$5,478	$53,748
Reclassification of deferred stock compensation to additional paid-in capital upon the adoption of SFAS 123(R)	—	(353)	353	—	—	—
Issuance of 103,408 shares of common stock upon exercise of stock options	—	2,107	—	—	—	2,107
Issuance of 77,105 shares of common stock in connection with restricted stock units	—	—	—	—	—	—
Issuance of 39,149 shares of common stock in connection with employee stock purchase plan	—	409	—	—	—	409
Modification of warrants, net of issuance costs of $258	—	686	—	—	—	686
Issuance of common stock, net of issuance costs of $3,509	2	44,663	—	—	—	44,665
Issuance of common stock in connection with conversion of senior secured debentures	1	23,120	—	—	—	23,121
Stock-based compensation		4,452	—	—	—	4,452
Common stock withheld on exercise of restricted stock units for tax withholding	—	—	—	(367)	—	(367)
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	461	461
Cumulative translation adjustment	—	—	—	—	(1,252)	(1,252)
Net loss	—	—	—	(54,692)	—	(54,692)

Comprehensive loss						(55,483)

Balance at June 30, 2006	13	743,142	—	(674,504)	4,687	73,338
Issuance of 23,667 shares of common stock upon exercise of stock options	—	363	—	—	—	363
Issuance of 151,619 shares of common stock in connection with restricted stock units	1	2	—	—	—	3
Issuance of 82,645 shares of common stock upon exercise of warrants	—	1,400	—	—	—	1,400
Issuance of 28,456 shares of common stock in connection with employee stock purchase plan	—	367	—	—	—	367
Issuance of 410,767 shares of common stock in connection with conversion of 8% senior convertible notes	—	4,986	—	—	—	4,986
Issuance of 719,670 shares of common stock, net of issuance costs of $1,267	1	18,743	—	—	—	18,744
Stock-based compensation	—	7,109	—	—	—	7,109
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	10	10
Cumulative translation adjustment	—	—	—	—	(3,968)	(3,968)
Net actuarial gain	—	—	—	—	335	335
Net loss	—	—	—	(30,605)	—	(30,605)

Comprehensive loss						(34,228)

Balance at June 30, 2007	15	776,112	—	(705,109)	1,064	72,082
Issuance of 25,321 shares of common stock upon exercise of stock options	—	398	—			398
Issuance of 193,562 shares of common stock in connection with restricted stock units	—	—	—	—	—	—
Issuance of 31,383 shares of common stock in connection with employee stock purchase plan	—	382	—	—	—	382
Issuance of 482 shares in connection with Officer and Director Purchase Plan	—	8	—	—	—	8
Issuance of restricted stock units in connection with accrued compensation distribution	—	1,553	—	—	—	1,553
Stock-based compensation	—	6,039	—	—	—	6,039
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	(31)	(31)
Cumulative translation adjustment	—	—	—	—	207	207
Net actuarial gain	—	—	—	—	37	37
Net income	—	—	—	4,720	—	4,720

Comprehensive income						4,933

Balance at June 30, 2008	$15	$784,492	$—	$(700,389)	$1,277	$85,395

See accompanying notes.

AVANEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended June 30,
	2008	2007	2006
Operating Activities:
Net income (loss)	$4,720	$(30,605)	$(54,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	(23)	(767)	(5,064)
Depreciation and amortization	3,476	2,360	5,565
Amortization of intangibles	769	2,698	5,448
Gain on investment in subsidiary	—	(223)	—
Stock-based compensation	6,039	7,109	4,452
(Reversal of) provision for doubtful accounts and sales returns	(1,199)	1,194	(2,538)
Net cash used in sale of subsidiary	—	(19,557)	—
Loss in connection with convertible notes modification	—	—	4,525
Non-cash interest expense	—	424	2,160
Write-down of excess and obsolete inventory	4,725	13,034	12,790
Changes in operating assets and liabilities:
Accounts receivable	7,115	(7,646)	(10,727)
Inventories	(4,806)	(11,739)	5,488
Other current assets	(327)	8,813	16,828
Other assets	(173)	331	(53)
Due to/from related parties	(2,662)	(10,595)	10,364
Accounts payable	4,604	(1,685)	8,127
Accrued compensation	908	3,312	(2,912)
Accrued restructuring	(3,123)	(3,462)	(26,787)
Accrued warranty	(247)	(1,006)	(3,521)
Other accrued expenses and deferred revenues	(3,287)	1,892	(12,053)

Net cash provided by (used in) operating activities	16,509	(46,118)	(42,600)

Investing Activities:
Purchases of investments	(174,108)	(418,704)	(123,005)
Maturities of investments	162,429	428,468	123,699
Decrease (increase) in restricted cash	(156)	3,085	1,489
Investment in third parties	—	(1,250)	—
Purchases of property and equipment	(3,542)	(2,403)	(2,508)
Proceeds from sale of property and equipment	28	106	4,824
Net cash used in asset purchase	(2,139)	—	—

Net cash provided by (used in) investing activities	(17,488)	9,302	4,499

Financing Activities:
Payments on capital lease obligations	(8)	—	(2,268)
Payments in connection with convertible notes modification	—	—	(4,075)
Proceeds from issuance of capital lease obligations with related party	—	637	—
Proceeds from issuance of common stock	787	20,869	47,181

Net cash provided by financing activities	779	21,506	40,838

Effect of exchange rate changes on cash	202	1,184	(585)

Net increase (decrease) in cash and cash equivalents	2	(14,126)	2,152
Cash and cash equivalents at beginning of period	14,837	28,963	26,811

Cash and cash equivalents at end of period	$14,839	$14,837	$28,963

Supplemental Information:
Cash paid during the period for:
Interest expense	$4	$36	$164
Income taxes	$348	$—	$—
Non-cash investing and financing activities:
Issuance and modifications of warrants	$—	$—	$686
Conversion of senior convertible notes into common stock	$—	$4,994	$23,121
Investment in equity securities in exchange for equipment	$—	$—	$658
Reduction in pension liability in connection with sale of subsidiary	$—	$2,122	$—
Fixed asset purchases included in accounts payable	$269	$28	$110
Pension liability recognized in accumulated other comprehensive income	$37	$335	$—
Net issuance of restricted stock awards (restricted stock and restricted stock units)	$4,311	$4,124	$2,812

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates made by management include revenue recognition, sales returns provision, bad debt provision, inventory write-downs, warranty provision, impairment of goodwill and other acquired intangible assets, restructuring expenses, tax valuation allowance, and litigation and contingency assessments.

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash deposited in checking and money market accounts. They are recorded at market value.

Restricted cash is security for certain leasing arrangements.

The Company considers all other highly liquid investment securities to be short-term investments. All of our short-term investments are classified as available-for-sale securities and are carried at fair value, with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income in stockholders’ equity.

Interest, dividends, realized gains and losses and any other borrowing-related costs are included in interest and other income (expense). Realized gains and losses are recognized based on the specific identification method.

Fair Value of Financial Instruments

The Company evaluates the estimated fair value of financial instruments using available market information. The use of different market assumptions could have a negative effect on the estimated fair value amounts. The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximates the carrying amount due to the relatively short maturity of these items.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sells its products primarily to large communications equipment vendors. The Company extends collection terms standard within the industry but does not require collateral from its customers. When the Company becomes aware, subsequent to delivery, of a customer’s potential inability to meet its payment obligations, the Company records a specific allowance for doubtful accounts. In the last four years, our uncollectible accounts experience has been insignificant. At June 30, 2008, we determined that an allowance was not required. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of its sales to a limited number of customers. The Company has not experienced significant credit losses to date. Concentrations of credit risk exist to the extent of amounts presented in the financial statements.

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

In estimating excess inventory, the Company used a range of six-month to twelve-month demand forecasts in fiscal 2008 and 2007. In addition, we assess inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis including, but not limited to, forecasted sales by product, expected product life cycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with sub-contract manufacturing to maximize recovery of excess inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or two to four years for computer hardware and software except for enterprise resource planning software, three to five years for production and engineering equipment, and five years for office equipment, furniture and fixtures, and enterprise resource planning software. The Company amortizes capital leases and leasehold improvements using the straight-line method over the lesser of the assets’ estimated useful lives or remaining lease terms (typically two to five years).

Goodwill and Intangibles, Net

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill is tested for impairment at the enterprise level. The fair value of the enterprise, which was determined based on our market capitalization at June 30, 2008 and 2007, exceeded its carrying value, and goodwill was determined not to be impaired at June 30, 2008 and 2007. Goodwill at June 30, 2008 and 2007 was $9.4 million.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We periodically review our intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. This could occur when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s carrying value over its estimated fair value. Changes to estimated useful lives would impact the amount of amortization expense recorded in earnings.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. We also periodically reassess the estimated remaining useful lives of our long lived assets. As of June 30, 2008, we determined there was no impairment of long-lived assets.

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

Pension Benefits

For defined benefit pension plans, liabilities and prepaid expenses are determined using the Projected Unit Credit Method (with projected final salary), and recognizing actuarial gains and losses in excess of more than 10% of the present value of the defined benefit obligation or 10% of the fair value of any plan assets over the expected average remaining working lives of the employees participating in the plan.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standard Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” in fiscal 2007. Upon adoption, the Company recorded an adjustment of $0.3 million to the ending balance of accumulated other comprehensive income for pension benefit plan.

Contingency Accruals

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies.” If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The estimated fair value of these indemnification provisions is minimal. To date, the Company has not incurred any costs related to claims under these provisions, and no amounts have been accrued in the accompanying financial statements.

Foreign Currency

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using weighted average exchange rates in effect during the period. The gains and losses from the translation of these subsidiaries’ financial statements into the U.S. dollar are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income.” Currency transaction gains and losses are included in the Company’s results of operations.

Accumulated Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” (“FAS 130”) requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable, and there are no uncertainties with respect to customer acceptance. In addition, when the Company approves sales returns or becomes aware of disputed sales invoices, the Company records an allowance for estimated sales returns and price adjustments. The Company generally does not accept product returns from customers; however, the Company does sell its products under warranty. Specific warranty terms and conditions vary by customer and region in which the Company does business; however, the warranty period is generally one year.

Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We adopted SFAS No. 123 (revised 2004), “Share-Based Payment (SFAS 123(R)), effective July 1, 2005. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. For more information, please see Note 12 to Consolidated Financial Statements.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted FIN 48 effective for our fiscal year beginning July 1, 2007 and the adoption did not have a material impact on our consolidated balance sheet and statement of operations for fiscal 2008.

Earnings per Share

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period using the treasury stock method. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants.

Following the close of market on August 12, 2008, we effected a fifteen-for-one reverse stock split of our common stock. Accordingly, each fifteen shares of issued and outstanding Avanex common stock and equivalents as of the close of market on August 12, 2008 was converted into one share of common stock, and the reverse stock split was reflected in the trading price of Avanex’s common stock at the opening of market on August 13, 2008. Unless indicated otherwise, all share amounts and per share prices appearing in these consolidated financial statements for all periods presented reflect the reverse stock split.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for our fiscal year beginning July 1, 2008. The adoption of Statement 159 will not have a material impact on our consolidated balance sheet and statement of operations.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2007, the Company and 3S Photonics entered into a Cash Settlement Agreement that finalized the cash payments between the two parties under the share purchase agreement entered into in February 2007. As part of the Cash Settlement Agreement, the Company placed in an escrow account the amount of €2 million to provide for payment of certain vendor liabilities claimed by 3S Photonics. In March 2008, the parties finalized the liabilities and the remaining escrow funds of €1,512,506 were returned to the Company and recognized as a gain on the subsidiary sale.

In July 2007, the Company and 3S Photonics entered into an Amendment Agreement to the Global Distributor Agreement whereby the Company distributed products manufactured by 3S Photonics. The Amendment Agreement provided that the Global Distributor Agreement between the Company and 3S Photonics terminated in April 2008, except for one customer, Alcatel-Lucent, for which 3S Photonics had the right to extend the term of the Global Distributor Agreement for an additional year. This amendment was granted in exchange for a cash payment by 3S Photonics to Avanex. 3S Photonics agreed to provide Avanex with free product or cash under the Global Distributor Agreement in the amount of €415,806 per quarter for six quarters. As a result of the Global Distributor Agreement and legal settlement in June 2008, the Company reduced cost of goods sold by approximately $3.7 million in fiscal 2008.

On December 27, 2007, the Company filed an arbitration claim against 3S Photonics in New York regarding disputes primarily involving the early termination of the Global Distributor Agreement by 3S Photonics and other payment obligations the Company believed 3S Photonics owes to it. 3S Photonics filed a response and counter-claim to the arbitration in which it denied the Company’s claim and alleged among other matters that the Company had breached certain contractual agreements resulting in damages to 3S Photonics. In March 2008, 3S Photonics instituted legal proceedings against the Company in the Commercial Court of Evry in France. 3S Photonics alleged that the Company disparaged 3S Photonics by, among other things, issuing a press release announcing that the Company had initiated arbitration proceedings against 3S Photonics relating to the early termination of the Global Distributor Agreement. 3S Photonics alleged damages in excess of €21 million.

In June, 2008, the Company and 3S Photonics settled their dispute. While neither side admitted liability, the two parties agreed to a settlement that included payables, receivables and lost profits under the parties’ terminated Global Distributor Agreement, and a release by both parties of all claims asserted against each other. With this resolution, there is no remaining litigation between Avanex and 3S Photonics.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Restructuring

A summary of the Company’s accrued restructuring liability is as follows (in thousands):

	June 30,
	2008	2007
Accrued facility closure costs	$7,983	$11,106
Less current portion	(2,940)	(2,837)

Non-current portion	$5,043	$8,269

Accrued Restructuring Liability Related to Acquisitions

In fiscal 2004, the Company acquired the optical components businesses of Alcatel and Corning. As part of the acquisitions, the Company recorded restructuring liabilities at July 31, 2003 with a fair value of $64.1 million relating to future workforce reductions, which were included in the purchase price of the optical components businesses of Alcatel and Corning. During fiscal 2007, the Company made cash payments to participants and to third parties who assumed liabilities of the remaining $3.4 million relating to the 2003 workforce reduction.

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

The following table summarizes changes in accrued restructuring for fiscal 2008 and 2007, excluding accruals related to the acquisitions noted above (in thousands):

	Accrued Liability at June 30, 2007	Additional Accruals During Fiscal 2008	Cash Payments During Fiscal 2008	Recovery During Fiscal 2008	Accrued Liability at June 30, 2008
Workforce reduction, fiscal 2004	$—	$—	$—	$—	$—
Workforce reduction, fiscal 2005	11	—	(11)	—	—
Workforce reduction, fiscal 2006	—	—	—	—	—
Abandonment of excess leased facilities	11,095	615	(2,948)	(779)	7,983

Total	$11,106	$615	$(2,959)	$(779)	$7,983

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Accrued Liability at June 30, 2006	Additional Accruals During Fiscal 2007	Cash Payments During Fiscal 2007	Recovery During Fiscal 2007	Accrued Liability at June 30, 2007
Workforce reduction, fiscal 2004	$542	$—	$(542)	$—	$—
Workforce reduction, fiscal 2005	2,828	320	(3,135)	(2)	11
Workforce reduction, fiscal 2006	62	—	(60)	(2)	—
Abandonment of excess leased facilities	12,708	1,278	(2,803)	(88)	11,095

Total	$16,140	$1,598	$(6,540)	$(92)	$11,106

Note 4. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended June 30,
	2008	2007	2006
Net income (loss)	$4,720	$(30,605)	$(54,692)

Shares used to compute basic net income (loss) per share	15,242	14,196	10,882
Potentially dilutive shares used to compute net income per share on a diluted basis	128	—	—

Shares used to compute diluted net income (loss) per share	15,370	14,196	10,882

Net income (loss) per share:
Basic	$0.31	$(2.16)	$(5.03)

Diluted	$0.31	$(2.16)	$(5.03)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	Balance at June 30
	2008	2007	2006
Employee stock options	811,080	887,175	842,804
8% convertible notes	—	—	410,767
Warrants attached to 8% convertible notes	—	529,201	578,512
Warrants granted to landlord	4,000	4,000	4,000
Warrants attached to March 2006 equity securities offering	489,315	489,315	481,500
Warrants attached to March 2007 equity securities offering	179,917	179,917	—

	1,484,312	2,089,608	2,317,583

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the amortized cost, fair value and gross unrealized gains and losses related to available-for-sale securities, aggregated by security type. All of our investments have maturity dates of one year or less from the date of purchase.

Cash, Cash equivalents, and short-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2008
Cash	$10,106	$—	$—	$10,106
Cash Equivalents—Money Market Funds	4,733	—	—	4,733
Restricted cash—Certificates of Deposit and United States Government Agencies	3,776	—	—	3,776
Short-term Investments:
Commercial Paper	7,981	1	—	7,982
United States Government Agencies	32,653	2	(47)	32,608

Subtotal, short-term investments	40,634	3	(47)	40,590

Total cash, cash equivalents and short-term investments	$59,249	$3	$(47)	$59,205

June 30, 2007
Cash	$14,661	$—	$—	$14,661
Cash Equivalents—Money Market Funds	176	—	—	176
Restricted cash—Certificates of Deposit and United States Government Agencies	3,620	—	—	3,620
Short-term Investments:
Certificates of Deposit	11	—	—	11
Commercial Paper	17,060	—	(1)	17,059
United States Government Agencies	4,019	—	(5)	4,014
Corporate Notes	3,272	1	—	3,273
Corporate Bonds	2,580	—	(9)	2,571
Foreign Debt Securities	2,013	1	—	2,014

Subtotal, short-term investments	28,955	2	(15)	28,942

Total cash, cash equivalents and short-term investments	$47,412	$2	$(15)	$47,399

Inventory

Inventories, net, consist of the following (in thousands):

	June 30,
	2008	2007
Raw materials	$7,981	$4,781
Work-in-process	360	591
Finished goods	7,638	9,816

	$15,979	$15,188

The Company recorded charges to cost of revenue of $4.7 million for excess and obsolete inventory in fiscal 2008, $12.9 million in fiscal 2007, and $12.8 million in fiscal 2006. The write-off was primarily due to lower demand for certain products and lower expected usage of previously purchased inventory. Management did not believe it could fully recover the purchase price of this inventory in the future.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sold inventory previously written-off with original cost totaling $2.9 million in fiscal 2008, $1.2 million in fiscal 2007 and $0.2 million in fiscal 2006. The majority of this inventory sold in each year had been written-off in a prior year. As a result, cost of revenue associated with the sale of this inventory was zero.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,
	2008	2007
VAT receivable and research tax credit receivable	$2,424	$1,213
Prepaid insurance	305	493
Prepaid rent	—	10
Billings to contract manufacturers	2,714	3,302
Prepaid expenses and other assets	1,043	698

	$6,486	$5,716

Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2008	2007
Computer hardware and software	$9,893	$9,217
Production and engineering equipment	39,813	34,537
Office equipment, furniture and fixtures	1,360	971
Leasehold improvements	1,852	1,791

Total acquisition cost	52,918	46,516
Accumulated depreciation and amortization	(45,229)	(40,616)

Net book value	$7,688	$5,900

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

Changes in the Company’s product warranty accrual for fiscal 2008, fiscal 2007 and fiscal 2006 are as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
Balance at beginning of year	$873	$1,799	$5,268
Accrual for sales during the year	197	1,334	1,826
Cost of warranty repair	(444)	(906)	(877)
Change in estimate and expiration for prior provisions	—	(1,354)	(4,418)

Balance at end of year	$626	$873	$1,799

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2007, the Company determined that the pattern for replacement as opposed to repair had shifted resulting in decreases to previous estimates for product warranty costs.

Other Accrued Expenses and Deferred Revenue

Other accrued expenses and deferred revenue consist of the following (in thousands):

	June 30,
	2008	2007
Accrued escrow agreement	$—	$2,700
Professional services	1,243	1,899
Other accruals	2,138	1,196
Taxes—foreign income, sales & use, and other taxes	1,511	843
Contract manufacturer contingent liability	320	981
Deferred revenue	442	508
Building deposits owed to third parties	97	439
Accrued severance	142	230

Total	$5,893	$8,796

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the following (in thousands):

	June 30,
	2008	2007
Unrealized loss on investments	$(44)	$(13)
Cumulative translation adjustment	949	742
Net actuarial gain	372	335

Total	$1,277	$1,064

Note 6. Other Intangibles

The following table reflects the carrying amount of intangible assets at June 30, 2008 and June 30, 2007 (in thousands):

	Weighted- average Life, in Quarters	Net Carrying Amount, June 30, 2006	Less Fiscal 2007 Amortization	Net Carrying Amount, June 30, 2007	Acquisition	Less Fiscal 2008 Amortization	Net Carrying Amount, June 30, 2008
Purchased technology	12	$3,034	$(2,475)	$559	$300	$(659)	$200
Supply agreement	—	136	(136)	—	—	—	—
Other	8	76	(76)	—	226	(112)	114

		$3,246	$(2,687)	$559	$526	$(771)	$314

The amortization of other intangible assets is expected to be $314,000 in fiscal 2009.

Note 7. Related Party Transactions

On July 31, 2003, Alcatel (now known as Alcatel-Lucent) was issued 28% of the Company’s common stock and Corning was issued 17% of the Company’s common stock on a post-transaction basis. On October 29, 2007,

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Pirelli Group acquired all the shares of the Company’s common stock then held by Alcatel-Lucent. As of June 30, 2008, Pirelli and Corning owned shares representing 12% and zero percent, respectively, of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from the Pirelli Group and Alcatel-Lucent in the regular course of business. Additionally, Alcatel-Lucent and Corning provided certain administrative and other transitional services to the Company.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Year Ended June 30,
	2008*	2007**	2006***
Related party transactions
Sales to related parties	$18,273	$61,375	$43,890
Purchases from/services provided to related parties in cost of revenue	991	491	2,726
Administrative and transitional services purchased from/provided to related parties; fiscal 2007 and 2006 amounts include facilities rent credits	—	615	951
Royalty income	—	—	190

*	On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. Thus, related party transactions for the year ended June 20, 2008 include Alcatel-Lucent through October 29, 2007, and the Pirelli Group from October 20, 2007 to June 30, 2008.
**	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel-Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure beginning December 1, 2006.
***	On December 31, 2005, Corning no longer owned shares in Avanex. As a result, we have only included transactions with Corning in the related party disclosure for fiscal 2006.

Amounts due from and due to related parties (in thousands):

	June 30,
	2008*	2007**
Due from related parties	$85	$14,381
Due to related parties	$110	$2,144

*	On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. Thus, as of June 30, 2008, the Pirelli Group is a related party, and as of June 30, 2007, Alcatel-Lucent is a related party.
**	On November 30, 2006, the merger of Alcatel and Lucent was completed and the combined company was named “Alcatel Lucent.” As a result, we have included both Alcatel and Lucent transactions in the related party disclosure beginning December 1, 2006.

Receivables due from related parties at June 30, 2008 are amounts owed by the Pirelli Group contractually payable to the Company.

Note 8. Commitments and Contingencies

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year as of June 30, 2008 are as follows (in thousands):

	Total Cash Obligation	Amount Included in Accrued Restructuring Liability	Sublease Payments	Future Expense
Years ending June 30,
2009	$5,779	$(2,940)	$(1,012)	$1,827
2010	4,631	(2,690)	(695)	$1,246
2011	3,114	(2,353)	(80)	$681
2012	182	—	—	$182
2013	—	—	—	$—
Remaining years	—	—	—	$—

Total minimum lease payments	$13,706	$(7,983)	$(1,787)	$3,936

Amounts shown in the above table are net of sublease income. The Company’s rental expense under operating leases was $2.8 million, $2.5 million and $7.3 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Contingencies

From time to time, in the normal course of business, Avanex indemnifies certain customers with whom it enters into contractual relationships. Avanex has agreed to hold the other party harmless against third party claims that Avanex’s products, when used for their intended purpose, infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. The estimated fair value of these indemnification provisions is minimal. To date, the Company has not incurred any costs related to claims under these provisions, and no amounts have been accrued in the accompanying financial statements.

In addition, from time to time, Avanex is subject to various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against Avanex in the form of letters and other forms of communication. Avanex does not believe that any of these legal proceedings or claims is likely to have a material adverse effect on its consolidated results of operations, financial condition, or cash flows. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect Avanex’s future results of operations, cash flows, or financial position in a particular period.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Avanex is not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could harm our business, financial condition, results of operations or cash flow in a particular period.

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

Note 9. Pension and Post-Retirement Benefits Other Than Pension Plans

With the acquisition of the optical components business of Alcatel, Avanex assumed a defined benefit pension plan covering the employees in France. The benefit obligation recorded on acquisition (project benefit obligation) was actuarially determined. The Company has not funded any of the benefit obligation as of June 30, 2008 and 2007.

Adoption of SFAS No. 158

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No.158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The Company adopted SFAS No. 158 in fiscal 2007. Upon adoption, the Company recorded an adjustment of $0.3 million to the ending balance of accumulated other comprehensive income for pension benefit plan.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pension Benefit Plan

The following table provides information about changes in the benefit obligation and amounts recognized on the Consolidated Balance Sheets and in accumulated other comprehensive income:

	Pension Benefits 2008	Pension Benefits 2007
	(In thousands)
Change in benefit obligation:
Beginning balance	$225	$1,062
Service cost	13	69
Interest cost	12	51
Actuarial loss (gain)	(68)	(9)
Curtailment/settlement	—	(998)
Exchange rate changes	41	50

Ending balance	$223	$225

Amounts recognized on the consolidated balance sheets consist of:
Other long term obligations	$223	$225
Accumulated other comprehensive income	427	335

Net amount recognized	$650	$560

The change in accumulated other comprehensive income includes the actuarial gain/loss, as well as foreign exchange gain/loss on accumulated other comprehensive income for $55,000 as of June 30, 2008.

Components of net periodic benefit (gain)/cost for pension benefits were as follows:

	Year ended June 30,
	2008	2007
	(In thousands)
Pension benefit:
Service cost	$13	$69
Interest cost	12	51
Amortization of actuarial gain	(31)	—
Settlement associated with sale of subsidiary	—	(998)
Effect of settlement on actuarial gain	—	(1,371)

Net periodic benefit (gain) cost	$(6)	$(2,249)

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

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefit
(In thousands)
Year
2009 – 2013	$—
2014 – 2018	209
2019	97

Total	$306

Weighted Average Assumptions Used

Weighted average assumptions used to determine benefit obligations at June 30, 2008 and June 30, 2007 were as follows:

	Pension Benefits
	2008	2007
Discount rate	5.20%	4.65%
Rate of compensation increase	3.5%	2.5%
Expected residual active life (in years)	11.0	9.3

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

Note 10. Financing Arrangements

Senior Convertible Notes and Capital Lease Obligations

Senior Convertible Notes

On May 19, 2005, the Company closed a private placement of $35 million of the Company’s 8.0% senior secured convertible notes and warrants to purchase common stock. On November 8, 2005, certain terms of the May 2005 convertible note financing were amended pursuant to Amendment Agreements entered into between Avanex and each holder of such notes, and the Company issued amended and restated notes and amended and restated warrants.

During fiscal 2006, the amortization of prepaid interest, accretion of notes discount and the increase in the valuation of the Company’s warrants prior to their registration totaled $3.8 million. Unaccreted discount was $1.0 million at June 30, 2006.

During fiscal 2006, holders of $29.5 million of the outstanding Amended and Restated Notes converted to common stock. At June 30, 2006, the notes balance was $5.5 million at face value, and $4.6 million net of unaccreted discount.

During fiscal 2007, holders of the remaining $5.5 million of the Amended and Restated Notes converted to common stock. Accordingly, as of June 30, 2008, the Company does not have any outstanding Notes.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease Obligations

Payments due under capital lease agreements for equipment as of June 30, 2008 are as follows (in thousands):

Total Cash Obligation
Year ending June 30, 2009	$15
Less: Amounts representing interest	(2)

Present value of net minimum lease payments	$13

The Company leases certain equipment and other fixed assets under capital lease agreements. The assets and liabilities under the capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the shorter of the lease term or useful life of the assets. At June 30, 2007 and 2008, the Company had minimal capital lease obligations.

Note 11. Stockholders’ Equity

Following the close of market on August 12, 2008, we effected a fifteen-for-one reverse stock split of our common stock. Accordingly, each fifteen shares of issued and outstanding Avanex common stock and equivalents as of the close of market on August 12, 2008 was converted into one share of common stock, and the reverse stock split was reflected in the trading price of Avanex’s common stock at the opening of market on August 13, 2008. Unless indicated otherwise, all share amounts and per share prices appearing in the consolidated financial statements reflect the reverse stock split.

Securities Purchase Agreements

On March 6, 2006, the Company entered into a Securities Purchase Agreement with certain buyers who were parties to the agreement for the sale of 1.6 million registered shares of common stock at a price per share of $30.00 for an aggregate purchase price of approximately $48.1 million. The investors also received warrants to purchase up to an aggregate of 0.5 million shares of common stock at an exercise price of $40.95 per share, subject to adjustment for antidilution, exercisable on or before March 9, 2010.

The number of shares deliverable upon exercise of the warrants and the exercise price of the warrants are each subject to adjustment whenever we issue or sell certain of our equity securities for a consideration per share less than a price equal to the applicable exercise price of the warrants. In connection with the Company’s March 1, 2007 financing, the holders of such warrants received an antidilution adjustment pursuant to the terms of such warrants resulting in up to 7,815 additional shares being issued upon the exercise of such warrants and the reduction of the exercise price of the warrants from $40.95 per share to $40.30 per share.

The net proceeds from the sale of the shares of common stock were $44.7 million, after deducting a placement fee and the Company’s offering expenses. In addition, if the warrants issued to the investors are exercised in full for cash, the Company will receive an additional $18.5 million in net proceeds.

On March 1, 2007, the Company sold 719,670 shares of common stock of Avanex at a price per share of $27.79 for an aggregate purchase price of $20 million. In connection with the sale, the investor received a warrant to purchase up to an additional 179,918 shares of common stock. The warrant is exercisable at an exercise price of $32.18 per share through March 1, 2011.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved

Common stock reserved for future issuance is as follows:

June 30, 2008
Stock Option:
Options outstanding	909,126
Restricted stock units outstanding	235,260
Reserved for future grants	1,525,609
Employee stock purchase plan	176,456
Officer and director share purchase plan	132,851
Warrants	673,232

Total shares reserved for future issuance	3,652,534

Note 12. Stock-based Compensation

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

The authorized shares under the Option Plan automatically increase each July 1 by an amount equal to the lesser of (i) 400,000 shares, (ii) 4.9% of the Company’s outstanding shares, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 1,460,056 shares of the Company’s common stock have been reserved for future issuance under the Option Plan as of June 30, 2008.

The Option Plan also permits the Company to grant restricted stock units to employees. During fiscal 2008, the Company granted restricted stock units to employees that vest over periods of two to four years.

In January 2000, the Company adopted the 1999 Director Option Plan, which has been amended (the “Director Plan”). Non-employee directors are entitled to participate in the Director Plan. The Director Plan provides for an automatic initial grant of an option to purchase 5,333 shares of Avanex common stock to each non-employee director on the date when a person first becomes a non-employee director. Each initial option grant will vest as to 25% of the shares subject to the option on each anniversary of its date of grant. After each initial option grant, each non-employee director will automatically be granted an option to purchase 1,333 shares of Avanex common stock each year on the date of the Company’s annual stockholder’s meeting. These options will vest and become fully exercisable on the anniversary of the date of grant. Option grants generally have a term of 10 years. The exercise price of all options will be the fair market value per share of Avanex common stock on the date of grant. After the initial grant, each non-employee director will automatically be granted 667 Restricted Stock Units each year on the date of the Company’s annual stockholders’ meeting. The Restricted Stock Unit grants will fully vest and become 100% payable on the anniversary of the date of grant.

The Director Plan also provides for automatic annual increases each July 1, by an amount equal to the lesser of (i) 10,000 shares, (ii) 0.25% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 40,220 shares of the Company’s common stock have been reserved for future issuance under the Director Plan as of June 30, 2008.

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value—Fair value of the Company’s stock options granted to employees for the years ended June 30, 2008 and 2007 was estimated using the following weighted-average assumptions:

	Year Ended June 30,
	2008	2007	2006
Option Plan Shares:
Expected term (in years)	6.06	6.25	6.25
Volatility	76.2%	77.0%	80.0%
Expected dividend	0%	0%	0%
Risk-free interest rate	3.62%	4.70%	4.63%
Weighted-average fair value	$15.50	$18.66	$21.67

ESPP Shares:
Expected term (in years)	1.00	1.00	1.00
Volatility	64.8%	79.0%	79.5%
Expected dividend	0%	0%	0%
Risk-free interest rate	3.07%	4.93%	4.31%
Weighted-average fair value	$12.08	$12.86	$11.99

Stock Compensation Expense

The following table summarizes the Company’s stock-based compensation expense:

	Year Ended June 30,
	2008	2007	2006
Cost of sales	$1,051	$1,110	$422
Research and development	2,097	2,292	1,321
Sales and marketing	884	854	451
General and administrative	2,007	2853.0	2,258

Total stock-based compensation expense	$6,039	$7,109	$4,452

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $9.6 million, net of estimated forfeitures of $4.2 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Avanex’s stock option plans:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2005	1,309,332	$76.24	4.3	$2,010
Granted	177,286	$26.42
Exercised	(103,408)	$20.36
Forfeitures and cancellations	(540,406)	$75.82

Outstanding at June 30, 2006	842,804	$72.88	7.6	$1,986
Granted	228,170	$25.80
Exercised	(23,667)	$15.38
Forfeitures and cancellations	(160,132)	$68.32

Outstanding at June 30, 2007	887,175	$63.13	6.6	$1,889
Granted	216,436	$22.47
Exercised	(25,321)	$15.71
Canceled	(169,164)	$51.01

Outstanding at June 30, 2008	909,126	$57.02	5.1	$269

Vested and expected to vest at June 30, 2008	849,273	$59.39	5.0	$240

Exercisable at June 30, 2008	569,840	$76.62	4.1	$136

Range of Exercise Prices	Number Outstanding As of June 30, 2008	Average Remaining Contractual Term, in Years	Weighted Average Exercise Price	Number Exercisable, As of June 30, 2008	Weighted Average Exercise Price
$ 5.85 – $ 16.50	98,046	6.72	$13.76	53,550	$13.96
$ 16.51 – $ 23.85	90,359	8.37	$20.62	23,995	$20.36
$ 24.15 – $ 24.15	2,366	9.22	$24.15	0	$0.00
$ 24.60 – $ 24.60	169,641	3.93	$24.60	33,609	$24.60
$ 25.20 – $ 29.70	95,793	7.99	$27.81	34,958	$27.93
$ 30.90 – $ 34.80	98,234	1.73	$34.15	86,023	$34.48
$ 34.95 – $ 43.20	91,869	6.20	$39.89	77,651	$39.55
$ 44.25 – $ 59.25	122,443	5.05	$54.48	119,679	$54.65
$ 60.00 – $ 87.75	91,746	3.63	$71.37	91,746	$71.37
$ 96.90 – $2,088.75	48,629	2.04	$442.09	48,629	$442.09

	909,126	5.13	$57.02	569,840	76.62

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. During the years ended June 30, 2008, 2007 and

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $274,000, $338,000 and $915,000, respectively. Intrinsic value was determined as of the date of option exercise.

Under the Option Plan, the Company may also grant share purchase rights either alone, in addition to, or in tandem with other awards granted under the Option Plan and/or cash awards granted outside the Option Plan. Exercise of these share purchase rights are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. These provisions may give the Company the right to repurchase the shares at the original sales price. This right expires at a rate determined by the Board of Directors, generally at a rate of 25% after one year and 1/48 per month thereafter. There were 1,800 share purchase rights issued in the year ended June 30, 2006, and there were no share purchase rights issued in the years ended June 30, 2008 and 2007. As of June 30, 2008, 2007 and 2006, no shares were subject to repurchase.

The weighted-average fair value of stock options granted during fiscal 2008, 2007 and 2006 were $15.50, $18.66 and $21.67 per share, respectively.

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. The following is a summary of activity for Avanex’s restricted stock unit awards granted under its option plans:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2005	—
Awarded	395,217	$0.015
Released	(77,105)	$0.015
Forfeited	(46,886)	$0.015

Outstanding at June 30, 2006	271,226	$0.015	2.5	$7,154	26.83
Awarded	213,560	$0.015
Released	(151,619)	$0.015
Forfeited	(52,568)	$0.015

Outstanding at June 30, 2007	280,599	$0.015	1.3	$7,575	24.60
Awarded	217,994	$0.015			26.03
Released	(193,562)	$0.015			22.27
Forfeited	(69,771)	$0.015			24.62

Outstanding at June 30, 2008	235,260	$0.015	1.5	$3,877	25.37

Vested and expected to vest at June 30, 2008	200,032	$0.015	1.4	$3,296

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. During the years ended June 30, 2008, 2007 and 2006, the aggregate intrinsic value of restricted stock units vested under the Company’s stock option plans was $4.3 million, $4.1 million and $2.8 million, respectively. Intrinsic value was determined as of the date of restricted stock unit release.

1999 Employee Stock Purchase Plan

In January 2000, the Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) for its employees. The Stock Purchase Plan permits participants to purchase the Company’s common stock through payroll deductions of up to 10% of the participant’s compensation. The maximum number of

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares a participant may purchase during each offering period is 200 shares. The price of common stock purchases will be 85% of the lower of the fair market value at the beginning of the offering period and the ending of the offering period.

The Stock Purchase Plan provides for automatic annual increases each July 1, to shares reserved for issuance by an amount equal to the lesser of (i) 50,000 shares, (ii) 1% of the outstanding shares on that date, or (iii) a smaller amount determined by the Company’s Board of Directors. A total of 176,456 shares of the Company’s common stock have been reserved for future issuance under the Stock Purchase Plan as of June 30, 2008.

Employee Stock Purchase Plan (“ESPP”) Information

In connection with our ESPP, the following shares were issued during the years ended June 30, 2008, 2007 and 2006:

	Year Ended June 30,
	2008	2007	2006
Number of shares issued	31,383	28,456	39,149
Weighted-average purchase price	$12.08	$12.86	$11.99

During the years ended June 30, 2008, 2007 and 2006, the aggregate intrinsic value of shares purchased under the Company’s ESPP was $182,000, $326,000 and $143,000, respectively.

Officer and Director Share Purchase Plan

In April 2008, the Company adopted the Officer and Director Share Purchase Plan (“ODPP”) for its executive officers and directors. The ODPP permits participants to purchase shares of the Company’s common stock at fair market value in lieu of salary or, in the case of directors, retainer fees. Eligible individuals will voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from retainer fees for the purpose of purchasing Avanex shares. Elections to participate in the ODPP may only be made during open trading windows under the Company’s insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 133,333 shares to be made available for purchase by officers and directors under this ODPP which commenced in May 2008.

A total of 132,851shares of the Company’s common stock have been reserved for future issuance under the Officer and Director Share Purchase Plan as of June 30, 2008.

In connection with our ODPP, the following shares were issued during the year ended June 30, 2008:

Year Ended June 30, 2008
Number of shares issued	482
Weighted-average purchase price	$16.56

Note 13. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted laws and rates applicable to periods in which the taxes become payable.

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
Domestic	$(5,138)	$(22,206)	$(46,680)
Foreign	10,785	(7,935)	(8,012)

Total	$5,647	$(30,141)	$(54,692)

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax expense (benefit) at the statutory federal income tax rate of 34% to net income tax provision included in the statement of operations for the years ended June 30, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
U.S. Fed taxes (benefit) at statutory rate	$1,919	$(10,272)	$(18,595)
State income taxes, net of federal benefit	20	—	—
Foreign loss not benefited	729	2,544	2,712
FAS 123 (R) adoption	—	—	12,450
Expiring NOLs	—	215	—
Change in valuation allowance	(1,472)	7,947	2,868
Credits	(591)	—	—
Other	322	30	565

Total	$927	$464	$—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryovers and the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2008	2007	2006
Deferred Tax Assets:
NOL’s	$121,503	$94,252	$153,194
Tax credit carryforwards	6,939	5,646	5,076
Inventory reserves	5,556	10,515	9,993
Restructuring charges	2,912	4,029	4,845
Other	10,561	9,490	5,965
Intangibles	1,056	2,332	822

Total deferred tax assets	148,527	126,264	179,895
Valuation allowance	(148,527)	(126,264)	(179,895)

Net Deferred Tax Assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $22.3 million and ($53.6) million during June 30, 2008 and June 30, 2007, respectively.

As of June 30, 2008, the Company had net operating loss carry forwards for federal income tax purposes of approximately $305 million which expire in the years 2012 through 2028 and federal research and development tax credits of approximately $5.9 million which expire in years 2013 through 2028. The Company also had state net operating loss carry forwards of approximately $111.3 million which expire in the years 2009 through 2028 and state research and development tax credits of approximately $7.4 million which have no expiration. The Company had net operating loss carry forwards for foreign income tax purposes of approximately $78.7 million.

As of June 30, 2007, insufficient evidence was available to recognize certain foreign net operating losses or loss carry forwards, therefore a portion of the foreign net operating losses was derecognized with a corresponding offset to the valuation allowance. During fiscal 2008, the Company obtained sufficient evidence to support the

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inclusion of the foreign net operating losses. Thus, as of June 30, 2008, the Company included a portion of the formerly derecognized NOL’s in its deferred tax asset schedule with a corresponding offset to the valuation allowance.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership limitations. The utilization of net operating losses is subject to Section 382 limitation resulting from changes in ownership of the Company.

Effective July 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” or SFAS No. 109. The first step, “Recognition” requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step, “Measurement” is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. As the Company had recorded a full valuation allowance against its deferred tax assets, there was no cumulative effect of adopting FIN No. 48. Upon adoption, the total amount of gross unrecognized tax benefits was $6.3 million.

At June 30, 2008, we had approximately $6.4 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$6,325
Additions based on tax positions related to the current year	28
Reductions based on tax positions related to prior years	—
Settlements	—

Balance at June 30, 2008	$6,353

At June 30, 2008, the total unrecognized tax benefits of $6.4 million consist of approximately $6.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets. None of the unrecognized tax benefit will impact the rate in future years until the Company releases its valuation allowance.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There were no interest and penalties accrued upon the adoption of FIN No. 48 on July 1, 2007 nor at June 30, 2008.

We file income tax returns in the United States on a federal basis, in California and various foreign jurisdictions. The tax years 2001 to 2006 remain open to examination in the United States and California which are the major taxing jurisdictions in which we are subject to tax.

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Customers who represented 10% or more of our net revenue or accounts receivable were as follows:

	Percentage of Net Revenue for the Year ended June 30,			Percent of Accounts Receivable at June 30,
	2008	2007	2006	2008	2007
Company A	25%	29%	27%	21%	24%
Company B	21%	17%	*	17%	10%
Company C	*	*	11%	*	*

	46%	46%	38%	38%	34%

* less than 10%

Revenues by geographical area were as follows (in thousands):

	Year Ended June 30,
	2008	2007	2006
Americas	$93,304	$95,189	$75,889
Europe	68,946	84,126	67,151
Asia-Pac	45,844	33,440	19,904

Total	$208,094	$212,755	$162,944

Long-lived assets by geographical area were as follows (in thousands):

	Year Ended June 30,
	2008	2007
U.S.	$5,159	$3,949
Non-U.S.	2,529	1,951

	$7,688	$5,900

Note 15. Acquisition

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

AVANEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed assets, $0.3 million of inventory, and $0.2 million of prepaid rent, while the intangible assets consist of $0.3 million for technology and $0.2 million for a non-compete agreement. The allocation of the purchase price was based upon assessments by management of the fair value of the assets acquired.

Note 16. Quarterly Financial Data (Unaudited)

	Jun. 30, 2008*	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006
	(In thousands except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Net revenue	$51,822	$49,556	$52,007	$54,709	$51,098	$55,143	$55,623	$50,891
Cost of revenue	35,643	33,461	35,888	39,517	38,999	44,845	45,127	45,579

Gross profit	16,179	16,095	16,119	15,192	12,099	10,298	10,496	5,312
Operating expenses:
Research and development	6,935	7,012	7,604	6,774	7,511	6,263	5,832	5,625
Sales and marketing	4,211	4,407	4,202	3,915	3,779	4,043	3,891	3,548
General and administrative	4,162	4,621	4,980	4,475	3,469	5,083	9,075	5,651
Amortization of intangibles	56	55	101	559	664	531	656	852
Restructuring costs (recovery)	137	32	2	(335)	(17)	1,155	436	(63)
(Gain) loss on disposal of property and equipment	(24)	1	—	—	(484)	5	(28)	(20)
(Gain) loss on sale of subsidiary	—	(1,996)	—	—	3,216

Total operating expenses	15,477	14,132	16,889	15,388	18,138	17,080	19,862	15,593

Income (loss) from operations	702	1,963	(770)	(196)	(6,039)	(6,782)	(9,366)	(10,281)
Interest and other income, net	979	1,371	1,083	515	818	129	813	567

Income (loss) before income taxes	1,681	3,334	313	319	(5,221)	(6,653)	(8,553)	(9,714)
Provision for income taxes	(428)	2	(227)	(274)	(464)	—	—	—

Net income (loss)	$1,253	$3,336	$86	$45	$(5,685)	$(6,653)	$(8,553)	$(9,714)

Basic net income (loss) per common share	$0.08	$0.22	$0.01	$0.00	$(0.38)	$(0.47)	$(0.62)	$(0.71)

Diluted net income (loss) per common share	$0.08	$0.22	$0.01	$0.00	$(0.38)	$(0.47)	$(0.62)	$(0.71)

Basic shares outstanding	15,321	15,294	15,235	15,116	15,044	14,268	13,791	13,692
Diluted shares outstanding	15,330	15,301	15,460	15,389	15,044	14,268	13,791	13,692

*	For the three months ended June 30, 2008 the Company posted certain adjustments after its earnings release on August 21, 2008, which resulted in net income decreasing by $39,000. Gross margin, however, decreased to 31%, as compared to 32% previously reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2008. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 because of the material weakness discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment identified the following material weakness that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

Controls over the review of journal entries for inventory and taxes related to certain foreign subsidiaries were inadequately designed to prevent or detect a material misstatement of the consolidated financial statements.

Because of the weakness described above, management’s assessment is a conclusion that, as of June 30, 2008, our internal control over financial reporting was not effective based on the COSO criteria. Deloitte & Touche LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP issued an audit report thereon, which is included herein.

Our management is treating the outstanding material weakness, as well as the control environment, seriously and intends to implement the following actions to remediate the deficiencies:

Design and implement controls over the review of journal entries for certain foreign subsidiaries and increase training where necessary.

These actions are part of an overall program that management is implementing during the fiscal year ending June 30, 2009.

Changes in Internal Control over Financial Reporting During the Fiscal Quarter Ended June 30, 2008

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weakness noted above.

ITEM 9B.	OTHER INFORMATION

Not applicable.

REPORT OF DELOITTE & TOUCHE LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Avanex Corporation:

We have audited the internal control over financial reporting of Avanex Corporation and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: As of June 30, 2008, controls over the review of journal entries for inventory and taxes related to certain foreign subsidiaries were inadequately designed to prevent or detect a material misstatement of the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria the Company has not maintained effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008, of the Company, and our report dated September 4, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the change in the Company’s method of accounting for uncertainties in income taxes upon the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as described in Note 1 to the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

September 4, 2008

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934, our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and our Audit Committee is incorporated by reference to the information set forth in the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year (the “Proxy Statement”). Information regarding the Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule: The following financial statement schedule of Avanex, Inc., for the fiscal years ended June 30, 2008, 2007 and 2006, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Avanex, Inc.

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

(c) Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
(amounts in thousands)
Allowance for doubtful accounts
Year ended June 30, 2006	$1,992,000	$(1,992,000)	$—	$—
Year ended June 30, 2007	$—	$—	$—	$—
Year ended June 30, 2008	$—	$—	$—	$—

(1)	Deductions represent uncollectible accounts written off, net of recoveries.

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

AVANEX CORPORATION (Registrant)

By:	/S/ GIOVANNI BARBAROSSA
Giovanni Barbarossa Interim Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: September 5, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Giovanni Barbarossa and Mark Weinswig, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities on September 5, 2008.

Signature	Title

/S/ GIOVANNI BARBAROSSA Giovanni Barbarossa	Interim Chief Executive Officer (principal executive officer)

/S/ MARK WEINSWIG Mark Weinswig	Interim Chief Financial Officer (principal financial and accounting officer)

/S/ VINTON CERF Vinton Cerf	Director

/S/ GREG DOUGHERTY Greg Dougherty	Director

/S/ JOEL A. SMITH III Joel A. Smith III	Director

/S/ PAUL SMITH Paul Smith	Non-Executive Chairman of the Board of Directors and Director

/S/ SUSAN WANG Susan Wang	Director

/S/ DENNIS WOLF Dennis Wolf	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Purchase Agreement, dated February 28, 2007, by and among Avanex Corporation, Global Research Company and Mr. Didier Sauvage (which is incorporated herein by reference to Exhibit 2.1 of Avanex’s Current Report on Form 8-K, filed on March 2, 2007).

2.2	Asset Purchase and Sale Agreement, dated July 2, 2007, between the Registrant and Essex Corporation (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Annual Report on Form 10-K filed on September 27, 2007).

3.1	Certificate of Incorporation of the Registrant, as amended to date (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Avanex Corporation (which is incorporated herein by reference to Exhibit 3.4 of the Registrant’s Form 8-A filed on August 24, 2001).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 20, 2006 (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-3 filed on March 30, 2007).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated August 12, 2008 (filed herewith).

3.5	Bylaws of the Registrant (which are incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2008).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Specimen Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

4.3	Preferred Stock Rights Agreement dated July 26, 2001, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form 8-A filed on August 24, 2001).

4.4	First Amendment to the Preferred Stock Rights Agreement dated March 18, 2002, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-A/A filed on March 28, 2002).

4.5	Second Amendment to the Preferred Stock Rights Agreement dated May 12, 2003, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-A/A filed on May 30, 2003).

4.6	Third Amendment to the Preferred Stock Rights Agreement dated May 16, 2005, between the Registrant and EquiServe Trust Company, N. A. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2005).

4.7	Fourth Amendment to the Preferred Stock Rights Agreement, dated March 6, 2006 between the Registrant and Computershare Trust Company, N.A., formerly known as EquiServe Trust Company, N.A. (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

4.8	Form of Warrant (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

4.9	Description of Amendment to Warrants (which is incorporated herein by reference to Exhibit 1.01 to the Registrant’s Current Report on Form 8-K filed on November 9, 2006).

Exhibit Number	Description
4.10	Warrant to Purchase Common Stock, dated March 1, 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

4.11	Registration Rights Agreement, dated March 1, 2007 (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

4.12	Description of Amendment to Warrants (which is incorporated herein by reference to Exhibit 1.01 to the Registrant’s Current Report on Form 8-K filed on November 9, 2006).

10.1*	Form of Indemnification Agreement between Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.2*	1998 Stock Plan, as amended and restated (filed herewith).

10.3*	Forms of agreement under 1998 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amendment No. 2 to Registration Statement No. 333-92097 on Form S-1 filed on January 14, 2000).

10.4*	1999 Employee Stock Purchase Plan, as amended (filed herewith).

10.5*	1999 Director Option Plan, as amended (filed herewith).

10.6*	Officer and Director Share Purchase Plan and Election Form (filed herewith).

10.7*	Form of Restricted Stock Purchase Agreement between the Registrant certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.8*	Form of Restricted Stock Purchase Agreement between the Registrant and certain of its directors (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.9*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.10*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.11*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 20, 2002).

10.12*	Forms of stock option agreements between the Registrant and certain of its directors (which are incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed on September 26, 2003).

10.13*	Form of stock option agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2005).

10.14*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its employees (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

10.15*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 4, 2006).

Exhibit Number	Description
10.16*	Form of Restricted Stock Unit Agreement between the Registrant and certain of its executive officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 8, 2006).

10.17*	Employment Agreement between Jo. S. Major Jr. and the Registrant dated August 18, 2004 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.18*	Amendment No. 1 to Employment Agreement between Jo. S. Major Jr. and the Registrant dated November 1, 2004 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.19*	Offer of Employment between Marla Sanchez and the Registrant dated October 25, 2006 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2007).

10.20*	Offer of Employment between Patrick Edsell and the Registrant dated January 19, 2007 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on September 27, 2007).

10.21*	Offer of Employment between Yves LeMaitre and the Registrant dated May 25, 2005 (which is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.22*	Offer of Employment between Bradley Kolb and the Registrant dated February 24, 2006 (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2006).

10.23*	Form of Restricted Stock Unit Agreement Under 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2006).

10.24*	Description of Severance Policy (which is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2005).

10.25	Lease between the Registrant and Stevenson Business Park LLC for Building B of 40919 Encyclopedia Circle, Fremont, California dated September 8, 1999 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999).

10.26	Lease Agreement between Stevenson Business Park, LLC and the Registrant for Building C of 40919 Encyclopedia Circle, Fremont, California dated March 1, 2000 (which is incorporated herein by reference to Exhibit 10.38 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2000).

10.27	Lease Agreement between GAL-LPC Stevenson Boulevard, LP and the Registrant for Buildings A and E of 39611 and 39630 Eureka Boulevard, Newark, California dated August 9, 2000 (which is incorporated herein by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2000).

10.28†	Intellectual Property Rights Agreement between Corning Incorporated and Avanex Corporation Relating to Photonics dated July 31, 2003 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.29	Intellectual Property License Agreement between Alcatel and Avanex Corporation dated July 31, 2003 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

Exhibit Number	Description
10.30†	Frame Purchase Agreement for Opto Electronic Components between Avanex Corporation and Alcatel dated July 31, 2003 (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed on January 16, 2004).

10.31	Securities Purchase Agreement, dated March 6, 2006, by and among the Registrant and the buyers named therein (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 7, 2006).

10.32†	Volume Supply Agreement, dated May 6, 2004, between the Registrant and Fabrinet (which is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on
Form 10-Q filed on February 14, 2006).

10.33††	First Amendment to the Volume Supply Agreement, dated April 1, 2008, between the Registrant and Fabrinet (filed herewith).

10.34	Securities Purchase Agreement, dated March 1, 2007, between the Registrant and the investor named therein (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2007).

10.35*	Form of Restricted Stock Unit Agreement Under 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 16, 2006).

10.36*	Description of Non-Employee Director compensation and Restricted Stock Awards (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on August 23, 2006).

10.37*	Description of changes in the compensation of Jo. S. Major Jr. (which is incorporated herein by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.38*	Description of Fiscal 2008 Incentive Bonus Plan (which is incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on September 12, 2007).

10.39*	Offer of Employment between Giovanni Barbarossa and the Registrant dated November 20, 2002 (which is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed on September 13, 2004).

10.40*	Separation Agreement with Yves LeMaitre (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K filed on November 8, 2007).

10.41*	Offer of Employment between Scott Parker and the Registrant dated November 8, 2007 (filed herewith).

21.1	List of subsidiaries of the Registrant (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.
††	Portions of this exhibit have been omitted pursuant to a request for confidential agreement submitted to the Commission.
*	Indicates management contract or compensatory plan or arrangement.