Form 10-Q
period 2008-09-30
AVANEX CORP
filed 2008-11-10
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 15,512,886 shares of the Company’s Common Stock, par value $.001 per share, outstanding on October 30, 2008.

AVANEX CORPORATION

FORM 10-Q

2 of 40

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	September 30, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$13,712	$14,839
Restricted cash	3,792	3,776
Short-term investments	32,162	40,590
Accounts receivable	34,068	39,032
Inventories	19,281	15,979
Due from related party	141	85
Other current assets	7,276	6,486

Total current assets	110,432	120,787
Property and equipment, net	8,994	7,688
Intangibles, net	260	314
Goodwill	9,408	9,408
Deposits and other assets	3,325	2,870

Total assets	$132,419	$141,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,673	$33,255
Accrued compensation	3,887	6,272
Accrued warranty	476	626
Due to related party	56	110
Other accrued expenses and deferred revenue	6,054	5,893
Current portion of long-term obligations	12	13
Current portion of accrued restructuring	4,809	2,940

Total current liabilities	48,967	49,109
Contingencies (Note 11)
Long-term liabilities:
Accrued restructuring	4,260	5,043
Other long-term obligations	1,411	1,520

Total liabilities	54,638	55,672

Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 15,502,982 and 15,318,982 shares outstanding, net of 10,555 treasury shares, at September 30, 2008 and June 30, 2008, respectively	16	15
Additional paid-in capital	786,721	784,492
Accumulated other comprehensive income	1,074	1,277
Accumulated deficit	(710,030)	(700,389)

Total stockholders’ equity	77,781	85,395

Total liabilities and stockholders’ equity	$132,419	$141,067

See accompanying notes.

3 of 40

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Net revenue:
Third parties	$45,213	$41,395
Related parties	61	13,314

Total net revenue	45,274	54,709
Cost of revenue:
Cost of revenue except for purchases from related parties	37,040	39,516
Purchases from related parties	461	1

Total cost of revenue	37,501	39,517

Gross profit	7,773	15,192
Operating expenses:
Research and development	6,685	6,774
Sales and marketing	4,052	3,915
General and administrative	4,888	4,475
Amortization of intangibles	54	559
Restructuring	2,319	(335)

Total operating expenses	17,998	15,388

Loss from operations	(10,225)	(196)
Interest and other income (expense), net	(172)	515

Income (loss) before income taxes	(10,397)	319
Income tax benefit (provision)	756	(274)

Net income (loss)	$(9,641)	$45

Basic net income (loss) per common share	$(0.63)	$0.00

Diluted net income (loss) per common share	$(0.63)	$0.00

Weighted-average number of shares used in computing:
Basic net income (loss) per common share	15,355	15,116

Diluted net income (loss) per common share	15,355	15,389

See accompanying notes.

4 of 40

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Operating Activities:
Net income (loss)	$(9,641)	$45
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	2	—
Depreciation and amortization	986	683
Amortization of intangibles	54	559
Stock-based compensation	1,400	3,407
Provision for doubtful accounts and sales returns	502	738
Non-cash pension expense	23	—
Write-off of excess and obsolete inventory	1,603	1,355
Changes in operating assets and liabilities:
Accounts receivable	4,410	(2,652)
Inventories	(5,114)	(1,217)
Other current assets	(1,093)	97
Other assets	(441)	(246)
Due to/from related party	(109)	(159)
Accounts payable	378	2,630
Accrued compensation	(1,519)	(1,681)
Accrued restructuring	1,086	(1,053)
Accrued warranty	(150)	(31)
Other accrued expenses and deferred revenue	190	(999)

Net cash provided by (used in) operating activities	(7,433)	1,476

Investing Activities:
Purchases of investments	(10,481)	(49,433)
Maturities of investments	18,901	51,373
Increase in restricted cash	(16)	(2,825)
Purchases of property and equipment	(2,181)	(765)
Proceeds from sale of property and equipment	—	—
Net cash used in asset purchase	—	(2,211)

Net cash provided by (used in) investing activities	6,223	(3,861)

Financing Activities:
Payments on capital lease obligations	(3)	(2)
Proceeds from issuance of common stock	111	393

Net cash provided by financing activities	108	391

Effect of exchange rate changes on cash	(25)	156
Net decrease in cash and cash equivalents	(1,127)	(1,838)
Cash and cash equivalents at beginning of period	14,839	14,837

Cash and cash equivalents at end of period	$13,712	$12,999

Supplemental Information:
Non-cash investing and financing activities:
Fixed asset purchases included in accounts payable	$(412)	$—
Pension liability recognized in accumulated other comprehensive income	$—	$(8)
Net issuance of restricted stock awards (restricted stock and restricted stock units)	$878	$2,318

See accompanying notes.

5 of 40

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008, and for the three months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of Avanex and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2008, the consolidated operating results for the three months ended September 30, 2008 and 2007, and the consolidated cash flows for the three months ended September 30, 2008 and 2007. The consolidated results of operations for the three months ended September 30, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2009.

The condensed consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended June 30, 2008, contained in its Annual Report on Form 10-K filed with the SEC on September 5, 2008.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. As of September 30, 2008, the Company performed a Step 1 impairment test due to indications of impairment including changes in management and changes in business outlook. The analysis concluded no impairment existed as of September 30, 2008 since the Company’s estimated fair value exceeded its book value.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 was effective for our fiscal year beginning July 1, 2008. The adoption of Statement 157 did not have a material impact on our consolidated balance sheet and statement of operations. Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets for similar assets or liabilities that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. At September 30, 2008, $3.8 million of the Company’s cash and cash equivalents, $3.7 million of the restricted cash, and $32.2 million of the short-term investments are valued as level 1 investments.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. This Statement 159 was effective for our fiscal year beginning July 1, 2008. The adoption of Statement 159 did not have a material impact on our consolidated balance sheet and statement of operations.

6 of 40

Following the close of market on August 12, 2008, we effected a fifteen-for-one reverse stock split of our common stock. Accordingly, each fifteen shares of issued and outstanding Avanex common stock and equivalents as of the close of market on August 12, 2008 was converted into one share of common stock, and the reverse stock split was reflected in the trading price of Avanex’s common stock at the opening of market on August 13, 2008. Unless indicated otherwise, all share amounts and per share prices appearing in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation under FASB Statement No. 123(R),”Share-Based Payment” (“SFAS 123(R)”), which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options to employees, based on the grant date fair value of such share-based awards. The application of SFAS No. 123(R) requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes option pricing model which the Company uses to determine the grant date fair value of stock options it grants. Inherent in this model are assumptions related to expected stock price volatility, expected term, risk-free interest rate and expected dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.

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

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input. The use of an expected dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

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

Fair Value—Fair value of the Company’s stock options granted to employees and directors for the three months ended September 30, 2008 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,
	2008	2007
Option Plan Shares:
Expected term (in years)	4.50	6.25
Volatility	77.7%	75.0%
Expected dividend	0%	0%
Risk-free interest rate	2.81%	4.32%
Weighted-average fair value	$5.99	$19.73
ESPP Shares:
Expected term (in years)	1.00	1.00
Volatility	66.2%	76.0%
Expected dividend	0%	0%
Risk-free interest rate	2.21%	4.15%
Weighted-average fair value	$9.77	$14.18

7 of 40

Fair value of the Company’s restricted stock units granted to employees for the three months ended September 30, 2008 and 2007 was determined based on the Company’s stock price at the date of the grant.

Stock-Based Compensation Expense

Under SFAS 123 (R), the Company recorded $1.4 million and $3.4 million of stock compensation expense in our consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively. Of the $3.4 million recorded in the three months ended September 30, 2007, $1.6 million relates to the Company’s fiscal 2007 bonus, which was paid out as restricted stock in the first quarter of fiscal 2008 and was previously accrued for as bonus expense in the June 30, 2007 financial statements.

At September 30, 2008, the total stock-based compensation expense related to unvested stock grants to employees under the Company’s stock plans but not yet recognized was approximately $12.5 million, net of estimated forfeitures of $5.2 million. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. Stock option activity for the three months ended September 30, 2008 is summarized below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2008	909,126	$57.02	5.1	$269
Granted	29,320	$10.63
Exercised	—	$—
Forfeitures and cancellations	(194,742)	$45.63

Outstanding at September 30, 2008	743,704	$58.18	5.0	$—

Vested and expected to vest at September 30, 2008	662,718	$62.75	4.5	$—

Exercisable at September 30, 2008	552,075	$70.77	3.6	$—

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. During the three months ended September 30, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0 and $0.2 million, respectively. Intrinsic value was determined as of the date of option exercise.

8 of 40

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. Restricted stock unit activity for the three months ended September 30, 2008 is summarized below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2008	235,260	$0.015	1.5	$3,877	$25.37
Awarded	595,115	$0.001			$10.59
Released	(163,590)	$0.015			$5.37
Forfeited	(98,159)	$0.015			$22.09

Outstanding at September 30, 2008	568,626	$0.001	1.4	$2,512	$15.97

Vested and expected to vest at September 30, 2008	299,714	$0.015	1.1	$1,323

Aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock at the respective date. During the three months ended September 30, 2008 and 2007, the aggregate intrinsic value of restricted stock units vesting was $0.9 million and $2.3 million, respectively. Intrinsic value was determined as of the date the restricted stock unit vested.

Employee Stock Purchase Plan (“ESPP”) Activity

During the three months ended September 30, 2008 and 2007, 16,138 and 14,798 shares were issued at weighted-average purchase prices of $9.77 and $14.18 per share, respectively, in connection with the ESPP. During the three months ended September 30, 2008 and 2007, the aggregate intrinsic value of shares purchased under the Company’s ESPP was $28,000 and $152,000, respectively.

Officer and Director Share Purchase Plan (“ODPP”) Activity

The ODPP was adopted in April 2008. During the three months ended September 30, 2008, 1,594 shares were issued at a weighted-average purchase price of $7.49, in connection with the ODPP.

3.	Consolidated Balance Sheet Detail

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

The table below summarizes all of our investments with maturity dates of one year or less from the date of purchase, the amortized cost, fair value and gross unrealized gains and losses related to available-for-sale securities, aggregated by security type.

Cash, cash equivalents, and short-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2008
Cash	$9,872			$9,872
Cash Equivalents—Money Market Funds	3,840			3,840
Restricted cash—Certificates of Deposit and United States Government Agencies	3,792			3,792
Short-term Investments:				—
Commercial Paper	2,988		(2)	2,986
United States Government Agencies	29,226	4	(54)	29,176

Subtotal, short-term investments	32,214	4	(56)	32,162

Total cash, cash equivalents and short-term investments	$49,718	$4	$(56)	$49,666

June 30, 2008
Cash	$10,106	—	—	$10,106
Cash Equivalents—Money Market Funds	4,733	—	—	4,733
Restricted cash—Certificates of Deposit and United States Government Agencies	3,776	—	—	3,776
Short-term Investments:
Commercial Paper	7,981	1	—	7,982
United States Government Agencies	32,653	2	(47)	32,608

Subtotal, short-term investments	40,634	3	(47)	40,590

Total cash, cash equivalents and short-term investments	$59,249	$3	$(47)	$59,205

9 of 40

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a standard basis, which approximates actual costs on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 30, 2008	June 30, 2008
Raw materials	$7,414	$7,981
Work-in-process	306	360
Finished goods	11,561	7,638

	$19,281	$15,979

In the three months ended September 30, 2008 and 2007, the Company recorded charges to cost of revenue for the write-off of excess and obsolete inventory of $1.6 million and $1.4 million, respectively. The write-off was primarily due to lower demand for certain products and lower expected use of previously purchased inventory. Management does not believe it will recover the purchase price of this inventory in the future.

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Balance at beginning of period	$626	$873
Accrual for sales during the period	108	161
Cost of warranty repair	(42)	(192)
Adjustment to prior sales (including expirations and changes in estimates)	(216)	—

Balance at end of period	$476	$842

4.	Restructuring

During the three months ended September 30, 2008, the Company implemented a workforce reduction of 47 employees to reduce costs, streamline operations, and improve its cost structure. In addition, the Company announced that it will close its Melbourne, Florida facility and transfer the respective product lines, inventory, and fixed assets to either its France, China, or Thailand offices. The costs associated with this restructuring consist of one-time termination benefits of approximately $2.1 million and facilities-related costs of approximately $0.5 million.

A summary of the Company’s accrued restructuring expense and accrued restructuring liability is as follows (in thousands):

	Expense for Three Months Ended September 30, 2008	Balance June 30, 2008	Accrued	Paid	Recovered	Balance September 30, 2008
Workforce Reduction, fiscal 2009	$2,103	$—	$1,984	$(371)	$—	$1,613
Abandonment of excess facilities	216	7,983	467	(743)	(251)	7,456

Total Restructuring	$2,319	$7,983	$2,451	$(1,114)	$(251)	$9,069

The remainder of the one-time termination benefits will be paid in the three months ending December 31, 2008. The liability related to abandoned facilities will be paid out through fiscal 2011, of which $4.8 million will be disbursed in the next 12 months.

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

10 of 40

6.	Income Taxes

As of September 30, 2008, our deferred tax assets are fully offset by a valuation allowance. FASB Statement No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Avanex’s historical operating performance and reported cumulative net losses since inception, the Company provided a full valuation allowance against its net deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

Our tax provision for the three months ended September 30, 2008 was a benefit of approximately $0.8 million. The three month provision consists of $0.1 million related to state and foreign income taxes and a benefit of $0.9 million related to foreign research tax credits. Of the $0.9 million foreign tax benefits, there was a one-time benefit of $0.7 million in foreign research tax credits related to research conducted in the prior year. Our tax provision for the three months ended September 30, 2007 was approximately $0.3 million, consisting primarily of foreign income taxes.

7.	Net Income (Loss) per Share and Comprehensive Income (Loss)

The following table presents the calculation of basic and diluted net income (loss) per share, and comprehensive income (loss) (in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Net income (loss)	$(9,641)	$45

Shares used to compute basic net income (loss) per share	15,355	15,116
Potentially dilutive shares used to compute net income per share on a diluted basis	—	273

Shares used to compute diluted net income (loss) per share	15,355	15,389

Net income (loss) per share:
Basic	$(0.63)	$0.00

Diluted	$(0.63)	$0.00

Net income (loss)	$(9,641)	$45
Unrealized gain (loss) on investments	(8)	8
Net actuarial loss	(37)	(8)
Cumulative translation adjustment	(158)	86

Comprehensive income (loss)	$(9,844)	$131

At September 30, 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. At September 30, 2007, the Company had securities outstanding that had exercise prices above the average fair market value of common stock for the three months ended September 30, 2007 that were excluded from the computation of diluted net income (loss) per share as this effect was anti-dilutive. The anti-dilutive securities are as follows:

	Balance at September 30,
	2008	2007
Employee stock options	743,704	581,462
Warrants attached to 8% convertible notes	—	345,663
Warrants granted to landlord	4,000	4,000
Warrants attached to March 2006 equity securities offering	489,315	489,315
Warrants attached to March 2007 equity securities offering	179,917	179,917

	1,416,936	1,600,357

11 of 40

8.	Related Party Transactions

On July 31, 2003, Alcatel (now known as Alcatel-Lucent) was issued 28% of the Company’s common stock in connection with the acquisitions of certain businesses of Alcatel. On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock then held by Alcatel-Lucent. As of September 30, 2008, the Pirelli Group and Alcatel-Lucent owned 12% and zero percent, respectively, of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from the Pirelli Group and Alcatel-Lucent in the regular course of business.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended September 30,
	2008*	2007*
Related party transactions
Sales to related parties	$61	$13,314
Purchases from related parties in cost of revenue	461	1

*	On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. Thus, related party transactions for the three months ended September 30, 2008 are for the Pirelli Group, while such transactions for the three months ended September 30, 2007 are for Alcatel-Lucent.

Amounts due from and due to related parties (in thousands):

	September 30, 2008	June 30, 2008
Due from related parties	$141	$85
Due to related parties	$56	$110

9.	Disclosures about Segments of an Enterprise

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

12 of 40

Customers who represented 10% or more of our net revenue or accounts receivable were as follows:

	Percentage of Net Revenue		Percent of Accounts Receivable at
	Three Months Ended September 30,		Sept. 30, 2008	June 30, 2008
	2008	2007
Company A	36%	24%	34%	21%
Company B	13%	*	*	*
Company C	*	17%	*	17%

	49%	41%	34%	38%

*	less than 10%

Revenues by geographical area were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Americas	$16,420	$24,108
Europe	19,201	16,787
Asia-Pacific	9,653	13,814

Total	$45,274	$54,709

10.	Disposition

In April 2007, the Company sold ninety percent (90%) of the share capital and voting rights of its wholly owned subsidiary, Avanex France, which operated the Company’s semiconductor fabs and associated product lines located in Nozay, France to 3S Photonics.

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

In July 2007, the Company and 3S Photonics entered into an Amendment Agreement to the Global Distributor Agreement whereby the Company distributed products manufactured by 3S Photonics. The Amendment Agreement provided that the Global Distributor Agreement between the Company and 3S Photonics terminated in April 2008, except for one customer, Alcatel-Lucent, for which 3S Photonics had the right to extend the term of the Global Distributor Agreement for an additional year. This amendment was granted in exchange for a cash payment by 3S Photonics to Avanex. 3S Photonics agreed to provide Avanex with free product or cash under the Global Distributor Agreement in the amount of €415,806 per quarter for six quarters. As a result of the Global Distributor Agreement and legal settlement in June 2008, the Company reduced cost of goods sold for this product credit by approximately $3.7 million in fiscal 2008.

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

13 of 40

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

11.	Contingencies

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

14 of 40

12.	Recent Accounting Pronouncements

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of these standards will have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our anticipated cost of revenue, operating expenses, gross margins, anticipated savings from our restructuring and cost reduction plans, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “ forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements, which are made as of the date of this Form 10-Q, including but not limited to those presented under “Risk Factors” in Item 1A and elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2008, included in our Annual Report on Form 10-K filed with the SEC on September 5, 2008.

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

In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition of the optical components businesses of Alcatel-Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of September 30, 2008, our accrued restructuring liability balance was $9.1 million, consisting of excess facilities costs payable through fiscal 2011 and one-time termination benefits to be paid in the three months ending December 31, 2008.

The restructurings have resulted in, among other things, a significant reduction in the size of our workforce, consolidation of our facilities, and increased reliance on outsourced, third-party manufacturing. In March 2005, we announced that we had opened an operations center in Bangkok, Thailand to centralize global manufacturing and operational overhead functions in a lower-cost region. In July 2005, we announced the opening of a development and marketing office in Shanghai, China. In April 2007, we sold ninety percent (90%) of the share capital and voting rights of our wholly owned subsidiary, Avanex France, which operated our semiconductor fabs and associated product lines located in Nozay, France. In September 2008, we implemented a workforce reduction of 47 employees and announced the closure of our Melbourne, Florida facility and the transfer of the respective product lines, inventory, and fixed assets to another office.

15 of 40

Although we have relocated most of our manufacturing operations to reduce our production costs, we expect to continuously take actions to further reduce costs and improve our gross margins. However, there can be no assurance that our cost structure will not increase in the future or that we will be able to align our cost structure with our expectations.

Following the close of market on August 12, 2008, we effected a fifteen-for-one reverse stock split of our common stock. Accordingly, each fifteen shares of issued and outstanding Avanex common stock and equivalents as of the close of market on August 12, 2008 was converted into one share of common stock, and the reverse stock split was reflected in the trading price of Avanex’s common stock at the opening of market on August 13, 2008. Unless indicated otherwise, all share amounts and per share prices appearing in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

Net Revenue. The market for optical equipment continues to evolve and the volume and timing of orders is difficult to predict, especially in the current recessionary macro economic environment. A customer’s decision to purchase our products typically involves a commitment of its resources and a lengthy evaluation and product qualification process. This initial evaluation and product qualification process typically takes several months and includes technical evaluation, integration, testing, planning and implementation into the equipment design. Implementation cycles for our products can be lengthy, and the practice of customers in the communications industry to sporadically place orders with short lead time may cause our net revenue, gross margin, operating results and the identity of our largest customers to vary significantly and unexpectedly from quarter to quarter.

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. Two customers accounted for 36% and 13% of our net revenue, respectively, for the three months ended September 30, 2008. Two customers accounted for 24% and 17% of our net revenue, respectively, for the three months ended September 30, 2007. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers, as indicated by the increase in customer concentration.

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. We wrote off excess and obsolete inventory of $1.6 million and $1.4 million in the three months ended September 30, 2008 and 2007, respectively.

Gross Profit. Gross profit represents revenue less cost of revenue. During the three months ended September 30, 2008, gross margin decreased to 17% of revenue, which was a decrease in gross margin of 11 percentage points over our gross margin of 28% in the three months ended September 30, 2007. The decline in gross margin percentage was primarily due to a mix shift to products with lower gross margins.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, costs of allocated facilities, non-recurring engineering charges, and prototype costs related to the design, development, testing, pre-manufacturing of new products, and significant improvements to our existing products. We expense our research and development costs as they are incurred. We believe that research and development is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we must continue to fund investments in several development projects in parallel.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related personnel costs of employees in sales, marketing, customer service, and application engineering functions, costs of allocated facilities, and promotional and other marketing expenses.

16 of 40

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

Interest and Other Income (Expense), Net. Interest and other income consist primarily of interest earned from the investment of our cash and cash equivalents, short-term investments, long-term investments, and foreign currency exchange rate loss. Interest and other expense consist primarily of interest expense associated with borrowings under our capital lease obligations.

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

Revenue Recognition. Our revenue recognition policy complies with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” We recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, risk of loss has been transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. Deferred revenue consists of shipped products where risk of loss has not transferred. We record a provision for estimated sales returns and price adjustments in the same period as when the related revenues are recorded. These estimates are based on historical sales returns and adjustments, other known factors, and our return policy. If future sales returns or price adjustment levels differ from the historical data we use to calculate these estimates, changes to the provision may be required. We generally do not accept product returns from customers; however, we do sell our products under warranty. The specific terms and conditions of our warranties vary by customer and region in which we do business; the warranty period is generally one year.

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers. At September 30, 2008, we determined that an allowance was not required.

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

17 of 40

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

Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) prescribes a two-step process for impairment testing of goodwill. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units. Management believes that we operate in one segment, which we consider our sole reporting unit. Therefore, goodwill is tested for impairment at the enterprise level. As of September 30, 2008, we performed a Step 1 impairment test due to indications of impairment including changes in management and changes in business outlook. The analysis concluded no impairment existed as of September 30, 2008 since our estimated fair value exceeded our book value. If we have additional indicators of impairment and assess that our fair value is below the carrying value, an impairment of goodwill may result .

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

18 of 40

Purchase Accounting. We account for business combinations under the purchase method of accounting and accordingly, the assets acquired and liabilities assumed are recorded at their fair values. The recorded values of assets and liabilities are based on management estimates making use in part of third-party valuations, or if market price information is not available, based on the best information available. The values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments. Specifically, our valuation of intangible assets is based on a discounted cash flow valuation methodology that incorporates estimates of future revenue, revenue growth, expenses, estimated useful lives, balance sheet assumptions and weighted average cost of capital.

Contingencies. We are or have been subject to proceedings, lawsuits and other claims related to our initial public offering and other matters. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates.

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

While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the allowance for the deferred tax assets would increase income in the period such determination was made.

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

19 of 40

Results of Operations

The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, expressed as amounts in thousands and as percentages of net revenue.

	Three Months Ended September 30,
	2008	% of revenue	2007	% of revenue
Net revenue	$45,274	100%	$54,709	100%
Cost of revenue	37,501	83%	39,517	72%

Gross profit	7,773	17%	15,192	28%
Operating expenses:
Research and development	6,685	15%	6,774	13%
Sales and marketing	4,052	9%	3,915	7%
General and administrative	4,888	11%	4,475	8%
Amortization of intangibles	54	0%	559	1%
Restructuring	2,319	5%	(335)	-1%

Total operating expenses	17,998	40%	15,388	28%

Loss from operations	(10,225)	-23%	(196)	0%
Interest and other income (expense), net	(172)	0%	515	1%

Income (loss) before income taxes	(10,397)	-23%	319	1%
Income tax benefit (provision)	756	2%	(274)	-1%

Net income (loss)	$(9,641)	-21%	$45	0%

Net Revenue

Net revenue for the three months ended September 30, 2008 was $45.3 million, which represents a decrease of $9.4 million, or 17%, from net revenue of $54.7 million for the three months ended September 30, 2007. The decrease in net revenue was primarily attributable to the current recessionary macro economic environment and a decrease in revenue due to the termination of the Global Distributor Agreement with 3S Photonics.

To date, a substantial portion of our sales has been concentrated with a limited number of customers. For the three months ended September 30, 2008 and 2007, sales to customers that each comprised 10% or more of net revenue were as follows:

	Percentage of Net Revenue
	Three Months Ended September 30,
	2008	2007
Company A	36%	24%
Company B	13%	*
Company C	*	17%

	49%	41%

*	less than 10%

While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict future sales to these customers.

Net revenue from customers outside the United States accounted for $32.0 million and $38.2 million of total net revenue, or 71% and 70%, for the three months ended September 30, 2008 and 2007, respectively.

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended September 30, 2008 was $37.5 million, compared to $39.5 million for the three months ended September 30, 2007, a decrease of $2.0 million. The decrease was primarily due to a decrease in sales volume and change in product mix.

20 of 40

We wrote off excess and obsolete inventory of $1.6 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively. This write-off was primarily due to lower demand for certain products and lower expected usage of previously purchased inventory. The increase in the write-off of excess and obsolete inventory was primarily due to a higher forecast than demand for our products and the product mix ordered by our customers. For the three months ended September 30, 2008 and 2007, we sold inventory previously written-off with original costs totaling $249,000 and $167,000, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written-off. These items were subsequently used and sold because customers ordered products that included these components in excess of our estimates.

Cost of revenue as a percentage of net revenue increased from the three months ended September 30, 2007 to the three months ended September 30, 2008 due to an increase in manufacturing overhead and direct manufacturing costs as a percentage of net revenue, combined with higher write-offs of excess and obsolete inventory. Consequently, our gross margin percentage decreased from 28% for the three months ended September 30, 2007 to 17% for the three months ended September 30, 2008. The decline in gross margin percentage was primarily due to a mix shift to products with lower gross margins, as well as pricing discounts.

Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. We expect gross margin in fiscal 2009 to remain level or decline as compared to fiscal 2008.

Research and Development

Research and development expenses decreased slightly by 0.1 million to $6.7 million for the three months ended September 30, 2008 from $6.8 million for the three months ended September 30, 2007. As a percentage of net revenue, research and development expenses increased to 15% for the three months ended September 30, 2008 from 13% for the three months ended September 30, 2007 due to the decrease in revenue. We expect our research and development expenses to decrease in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in the future.

Sales and Marketing

For the three months ended September 30, 2008, sales and marketing expenses increased slightly by $0.2 million to $4.1 million from $3.9 million for the three months ended September 30, 2007. As a percentage of net revenue, sales and marketing expenses increased to 9% for the three months ended September 30, 2008 from 7% for the three months ended September 30, 2007 due to the decrease in revenue. In the three months ended September 30, 2008, the increase in sales and marketing expenses was primarily due to severance expenses paid to a former executive, offset by decreased commissions. We expect our sales and marketing expenses to decrease in the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our sales and marketing expenses will not increase in the future.

General and Administrative

General and administrative expenses were $4.9 million for the three months ended September 30, 2008, an increase of $0.4 million from expenses of $4.5 million for the three months ended September 30, 2007. As a percentage of net revenue, general and administrative expenses increased to 11% in the three months ended September 30, 2008 from 8% in the three months ended September 30, 2007 due to the decrease in revenue. In the three months ended September 30, 2008, the increase in general and administrative expenses was primarily driven by severance expenses paid to a terminated executive. We expect our general and administrative expenses to decrease over the course of the current fiscal year. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expenses will not increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.5 million to $0.1 million for the three months ended September 30, 2008, from $0.6 million for three months ended September 30, 2007. Substantially all of our intangible assets became fully amortized in fiscal 2008.

21 of 40

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, as well as integration of acquired businesses, and we continue to assess our current and future operating requirements accordingly.

Restructuring expenses were $2.3 million in the three months ended September 30, 2008, compared to a restructuring recovery of $0.3 million in the three months ended September 30, 2007. The recovery in restructuring expense was due to our ability to sublease excess facilities at our Fremont site.

In the three months ended September 30, 2008, we implemented a workforce reduction of 47 employees to reduce costs, streamline operations, and improve our cost structure. In addition, we announced that we will close our Melbourne, Florida facility and transfer the respective product lines, inventory, and fixed assets to either our France, China, or Thailand offices. The costs associated with this restructuring consist of one-time termination benefits of approximately $2.1 million and facilities-related costs of approximately $0.5 million.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.7 million to ($0.2) million in the three months ended September 30, 2008 from $0.5 million in the three months ended September 30, 2007. This decrease was primarily due to higher foreign exchange losses.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2008 was a benefit of approximately $0.8 million. The three month provision consists of $0.1 million related to state and foreign income taxes and a benefit of $0.9 million related to foreign research tax credits. Of the $0.9 million foreign tax benefits, there was a one-time benefit of $0.7 million in foreign research tax credits related to research conducted in the prior year. We maintained a full valuation allowance on our net deferred tax assets as of September 30, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

Subsequent to our initial public offering in February 2000, we have financed our operations through the sale of equity securities, issuance of convertible notes and warrants, bank borrowings, equipment lease financing and acquisitions. Financing activities for prior fiscal years are summarized in our Annual Report on Form 10-K as filed with the SEC on September 5, 2008.

As of September 30, 2008, Avanex had cash and cash equivalents of $13.7 million and short-term investments of $32.2 million for an aggregate of $45.9 million, excluding restricted cash of $3.8 million.

Net cash used by operating activities of $7.4 million for the three months ended September 30, 2008 was due primarily to a net loss of $9.6 million, partially offset by $4.6 million of non-cash charges. Changes in operating assets and liabilities during the three months ended September 30, 2008 used $2.4 million of cash.

Net cash provided by investing activities during the three months ended September 30, 2008 was $6.2 million, which was primarily due to net maturities of short-term investments of $8.4 million, partially offset by capital expenditures of $2.2 million.

Net cash provided by financing activities was $0.1 million during the three months ended September 30, 2008, which was the result of proceeds generated through the sale of common stock through the Employee Stock Purchase Plan.

22 of 40

Our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on September 5, 2008. As of September 30, 2008, we do not have any off-balance sheet arrangements.

We believe that our current cash and cash equivalents, short-term investments and cash available from future operations will enable us to meet our working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe that the implementation of these standards will have a material impact on its consolidated financial statements.

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

We place our investments with high quality credit issuers in short-term securities, and maturities can range from overnight to 36 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not have any derivative financial instruments. Accordingly, we believe that our investments have exposure to interest rate risk.

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Amortized cost	$39,608	$48,969
Fair market value	$39,794	$49,099
Average interest rate	2.47%	4.09%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We have operations in the United States, China, Thailand, France, and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 30, 2008 would have led to an additional profit of approximately $2.5 million (dollar weakening), or an additional loss of approximately $2.5 million (dollar strengthening) on our net cash position in outstanding assets and liabilities. We cannot predict the effect of exchange rate

23 of 40

fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. It has not been our practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk, and currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because of the material weakness discussed below.

As discussed in more detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2008, as of June 30, 2008, our management concluded that controls over the review of journal entries for inventory and taxes related to certain foreign subsidiaries were inadequate resulting in insufficient control over financial reporting. During the three month period ended September 30, 2008, we began remediating the material weakness described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2008. However, as of September 30, 2008, we have not completed the remediation of the material weakness.

Changes in internal controls over financial reporting

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

24 of 40

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

I. Financial and Revenue Risks.

We have had a history of negative cash flows and losses, which could continue if we do not continue to increase our revenue and/or further reduce our costs.

Prior to fiscal 2008, we experienced operating losses in each quarterly and annual period since our inception in 1997. As of September 30, 2008, we had an accumulated deficit of $710.0 million. For the three months ended September 30, 2008 and for each of our prior fiscal years except for fiscal 2008, we had negative operating cash flow, and we expect to incur negative operating cash flow in future periods. There can be no assurance that our business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition.

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

25 of 40

Our future profitability depends on our ability to maintain or improve gross margin and control operating expenses. If we do not maintain or improve gross margin and control operating expenses, our financial condition and results of operations will be adversely impacted.

During the three months ended September 30, 2008, our gross margin percentage was 17%. During the fiscal years ended June 30, 2008 and 2007, our gross margin percentage was 31% and 18%, respectively. Despite our continued efforts to improve our gross margin, there can be no assurance that our gross margin will improve or be maintained in the future.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include without limitation, the factors described elsewhere in this Item 1A and the following:

•

the current recessionary macro economic environment, as well as the current economic environment and other developments in the telecommunications industry, including the severe business setbacks of customers or potential customers;

•	the average margin of the mix of products we sell;

•

fluctuations in demand for and sales of our products, which will depend upon factors such as the speed and magnitude of the transition to an all-optical network, the acceptance of our products in the marketplace, and the general level of spending on infrastructure projects in the telecommunications industry;

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

26 of 40

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

•	the loss of, or significant reduction in purchases by, our customers, including as a result of industry consolidation, mergers or divestitures involving our customers;

•	the unpredictability of customer demand and difficulties in meeting such demand;

•	revisions to our estimated reserves and allowances, as well as other accounting provisions or charges;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party; and

•	customer perception of our financial condition and resulting effects on our orders and revenue.

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

As part of our cost reduction efforts, over the past several years we have implemented various restructuring programs to realign our resources in response to changes in the industry and customer demand. These efforts have included transferring most of our manufacturing operations to lower-cost contract manufacturers and selling our semiconductor fabs and related product lines in France. In September 2008, we implemented a workforce reduction of 47 employees and announced the closure of our Melbourne, Florida facility and the transfer of the respective product lines, inventory, and fixed assets to other offices. Our past restructuring programs may have a material effect on our financial position in the future as we pay rent for excess facilities. We may initiate future restructuring actions, which are likely to result in additional expenses that could affect our results of operations or financial position. There can be no assurance that we will realize the benefits we anticipate from our current or future restructuring programs or that such programs will reduce our operating expenses and improve our cost structure.

A lack of effective internal control over financial reporting could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies, including those considered to be material weaknesses, in our internal controls. For example, as more fully described in Item 9A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2008, our management concluded that as of June 30, 2008, we did not maintain effective internal controls over the following:

Controls over the review of journal entries for inventory and taxes related to certain foreign subsidiaries were inadequately designed to prevent or detect a material misstatement of the consolidated financial statements.

27 of 40

Our management determined that these control deficiencies were considered a material weakness that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. As a result, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We expect the remediation of this material weakness to occur during fiscal 2009.

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

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, since the beginning of fiscal 2007 through October 30, 2008, our common stock has closed as low as $2.60 and as high as $34.20 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

28 of 40

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies, which often has been unrelated or disproportionate to the operating performance of these companies. Market volatility has been particularly acute in fiscal 2008 and 2009. These broad market fluctuations have in the past and may in the future adversely affect the market price of our common stock. There is substantial risk that our quarterly results will fluctuate.

Sales of securities by our stockholders or warrantholders could affect the market price of our common stock or have a dilutive effect upon our stockholders.

On October 29, 2007, the Pirelli Group acquired all the shares of our common stock previously held by Alcatel-Lucent. As of October 30, 2008, the Pirelli Group owned shares of our common stock representing approximately 12% of the outstanding shares of our common stock. If the Pirelli Group or our other large stockholders sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

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

Our balance of unrestricted cash, cash equivalents, and short-term investments decreased from $55.4 million at June 30, 2008 to $45.9 million at September 30, 2008. Except for fiscal 2008, we have not been profitable, and there can be no assurance that our business will be profitable in the future. A failure to be profitable would have an adverse affect on our financial condition. It may be difficult for us to raise additional capital. If adequate capital is not available to us as required, or is not available on favorable terms, our business, operating results and financial condition would be adversely affected.

We may incur goodwill impairment charges that would adversely affect our operating results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We reviewed goodwill for impairment as of September 30, 2008 and determined that an impairment charge was not required. If we have additional indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill is $9.4 million as of September 30, 2008 and, there can be no assurance that future goodwill impairments will not occur.

II. Market and Competitive Risks.

Market conditions in the telecommunications industry may significantly harm our financial position.

Worldwide economic conditions generally, and market conditions in the telecommunications industry specifically, may significantly harm our financial position. We sell our products primarily to a few large customers in the telecommunications industry. Two customers accounted for an aggregate of 36% and 13% of our net revenue, respectively, for the three months ended September 30, 2008. Two customers accounted for an aggregate of 25% and 21% of our net revenue, respectively, for the fiscal year ended June 30, 2008. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, industry consolidation, mergers or divestitures involving our existing customers, as well as any negative developments in the

29 of 40

business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.

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

We believe that our principal competitors in the optical systems and components industry include Bookham Inc., EMCORE Corporation, Finisar Corporation, JDS Uniphase Corporation, Oplink Communications, Inc., and Opnext Inc. We may also face competition from companies that expand into our industry in the future.

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

Competition in the optical systems and components industry has contributed to substantial price-driven competition. As a result, sales prices for specific products have decreased over time at varying rates, in some instances significantly. Pricing pressure is exacerbated by the rapid emergence of new technologies and the evolution of technical standards, which can greatly diminish the value of products relying on older technologies and standards. In addition, the current economic and industry environment in the telecommunications sector has resulted in pressure to reduce prices for our products, and we expect pricing pressure to continue for the foreseeable future, which may adversely affect our operating results. Reduced spending by our customers has caused and may continue to cause increased price competition, resulting in a decline in the prices we charge for our products. If our customers and potential customers continue to constrain their spending, or if the prices we charge continue to decline, our revenues and margins may be adversely affected.

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

30 of 40

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

31 of 40

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

Additionally, if any potential acquisitions are not completed, we are required to expense the frequently significant legal, accounting, consulting and other costs of pursuing these transactions in the period in which the activity ceases, which could adversely affect our operating results and may not be anticipated. For example, in fiscal 2007, we expensed approximately $2.1 million in diligence and professional fees related to a potential acquisition that we decided not to pursue.

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

32 of 40

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

33 of 40

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

We use a rolling six-month to twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, inventory write-offs are primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months ended September 30, 2008 and 2007, we recorded write-offs of $1.6 million and $1.4 million, respectively, for excess and obsolete inventory. For the fiscal years ended June 30, 2008 and June 30, 2007, we recorded write-offs of $4.7 million and $12.9 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-downs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our business, results of operations, and financial condition.

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

34 of 40

We depend upon a limited number of contract manufacturers and materials suppliers to manufacture and provide a majority of our products, and our dependence on these manufacturers and suppliers may result in product delivery delays, may harm our operations or have an adverse effect upon our business.

We rely on a limited number of outsourced manufacturers and suppliers to manufacture and provide a substantial majority of our components, subassemblies, and finished products. In particular, one contract manufacturer, Fabrinet, currently manufactures products for sale, which constitutes a significant majority of our net revenue. We intend to develop further our relationships with Fabrinet and with other manufacturers so that they will eventually manufacture many of our high volume key components and subassemblies in the future. The qualification of these independent manufacturers and materials suppliers under quality assurance standards is an expensive and time-consuming process. Our independent manufacturers have a limited history of manufacturing optical subcomponents. Any interruption in the operations of these manufacturers, or any deficiency in the quality or quantity of the subcomponents or products built for us by these manufacturers, could impede our ability to meet our scheduled product deliveries to our customers. Operational issues could result, such as capacity constraints at our contract manufacturers, raw materials shortages, logistics issues, and manufacturing yield issues for some of our new products. As a result, we may lose existing or potential customers.

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

35 of 40

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

36 of 40

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

37 of 40

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

38 of 40

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Offer Letter with Mark Weinswig dated as of July 21, 2008.

10.2	Separation and Release Agreement with Jo Major, Jr., dated as of July 25, 2008.

10.3	Form of Restricted Stock Unit Agreement under Employee Retention Program (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 22, 2008).

10.4	Separation and Release Agreement with Patrick Edsell, dated as of September 16, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

39 of 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION
(Registrant)

By:	/s/ MARK WEINSWIG
Mark Weinswig
Vice President, Finance and Treasurer and Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 10, 2008

40 of 40