Form 10-Q
period 2008-12-31
AVANEX CORP
filed 2009-02-06
CIK 1056794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 15,602,669 shares of the Company’s Common Stock, par value $.001 per share, outstanding on January 30, 2009.

AVANEX CORPORATION

FORM 10-Q

2 of 45

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AVANEX CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share and par value data)

(Unaudited)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$13,897	$14,839
Restricted cash	3,803	3,776
Short-term investments	19,550	40,590
Accounts receivable	30,197	39,032
Inventories	19,528	15,979
Due from related party	123	85
Other current assets	7,021	6,486

Total current assets	94,119	120,787
Property and equipment, net	8,906	7,688
Intangibles, net	—	314
Goodwill	—	9,408
Deposits and other assets	3,094	2,870

Total assets	$106,119	$141,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,371	$33,255
Accrued compensation	3,811	6,272
Accrued warranty	350	626
Due to related party	75	110
Other accrued expenses and deferred revenue	6,810	5,893
Current portion of long-term obligations	12	13
Current portion of accrued restructuring	3,068	2,940

Total current liabilities	38,497	49,109
Long-term liabilities:
Accrued restructuring	3,613	5,043
Other long-term obligations	1,364	1,520

Total liabilities	43,474	55,672

Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 30,000,000 shares authorized; 15,608,367 and 15,318,982 shares outstanding, net of 10,555 treasury shares, at December 31, 2008 and June 30, 2008, respectively	16	15
Additional paid-in capital	788,204	784,492
Accumulated other comprehensive income	1,269	1,277
Accumulated deficit	(726,844)	(700,389)

Total stockholders’ equity	62,645	85,395

Total liabilities and stockholders’ equity	$106,119	$141,067

See accompanying notes.

3 of 45

AVANEX CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net revenue:
Third parties	$37,924	$47,155	$83,137	$88,550
Related parties	77	4,852	138	18,166

Total net revenue	38,001	52,007	83,275	106,716
Cost of revenue:
Cost of revenue except for purchases from related parties	31,864	35,567	68,904	75,083
Purchases from related parties	295	321	756	322

Total cost of revenue	32,159	35,888	69,660	75,405

Gross profit	5,842	16,119	13,615	31,311
Operating expenses:
Research and development	6,037	7,604	12,722	14,378
Sales and marketing	2,827	4,202	6,879	8,117
General and administrative	3,777	4,980	8,665	9,455
Amortization of intangibles	53	101	107	660
Restructuring	157	2	2,476	(333)
Impairment of goodwill and intangibles	9,615	—	9,615	—

Total operating expenses	22,466	16,889	40,464	32,277

Loss from operations	(16,624)	(770)	(26,849)	(966)
Interest and other income (expense), net	(179)	1,083	(351)	1,598

Income (loss) before income taxes	(16,803)	313	(27,200)	632
Income tax benefit (provision)	(11)	(227)	745	(501)

Net income (loss)	$(16,814)	$86	$(26,455)	$131

Basic net income (loss) per common share	$(1.08)	$0.01	$(1.71)	$0.01

Diluted net income (loss) per common share	$(1.08)	$0.01	$(1.71)	$0.01

Weighted-average number of shares used in computing:
Basic net income (loss) per common share	15,564	15,235	15,460	15,176

Diluted net income (loss) per common share	15,564	15,460	15,460	15,424

See accompanying notes.

4 of 45

AVANEX CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2008	2007
Operating Activities:
Net income (loss)	$(26,455)	$131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	10	—
Depreciation and amortization	1,973	1,484
Amortization of intangibles	107	659
Stock-based compensation	2,867	3,637
Provision for doubtful accounts and sales returns	651	377
Non-cash pension expense	43	—
Write-off of excess and obsolete inventory	2,444	3,770
Impairment of goodwill and intangibles	9,615	—
Changes in operating assets and liabilities:
Accounts receivable	8,131	8,512
Inventories	(7,748)	(4,971)
Other current assets	(905)	(394)
Other assets	(212)	(161)
Due to/from related party	(72)	(2,552)
Accounts payable	(8,689)	(258)
Accrued compensation	(1,544)	490
Accrued restructuring	(1,302)	(1,728)
Accrued warranty	(276)	(102)
Other accrued expenses and deferred revenue	2,407	(914)

Net cash provided by (used in) operating activities	(18,955)	7,980

Investing Activities:
Purchases of investments	(11,476)	(87,694)
Maturities of investments	32,643	79,802
Increase in restricted cash	(27)	(2,864)
Purchases of property and equipment	(3,269)	(1,426)
Net cash used in asset purchase	—	(2,139)

Net cash provided by (used in) investing activities	17,871	(14,321)

Financing Activities:
Payments on capital lease obligations	(6)	(4)
Proceeds from issuance of common stock	127	549

Net cash provided by financing activities	121	545

Effect of exchange rate changes on cash	21	243

Net decrease in cash and cash equivalents	(942)	(5,553)
Cash and cash equivalents at beginning of period	14,839	14,837

Cash and cash equivalents at end of period	$13,897	$9,284

Supplemental Information:
Non-cash investing and financing activities:
Fixed asset purchases included in accounts payable	$529	$—
Pension liability recognized in accumulated other comprehensive income	$—	$(16)
Net issuance of restricted stock awards (restricted stock and restricted stock units)	$1,089	$3,861

See accompanying notes.

5 of 45

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

The accompanying unaudited condensed consolidated financial statements as of December 31, 2008, and for the three and six months ended December 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of Avanex and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2008, the consolidated operating results for the three and six months ended December 31, 2008 and 2007, and the consolidated cash flows for the three and six months ended December 31, 2008 and 2007. The consolidated results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2009.

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

During the six months ended December 31, 2008, the Company incurred a net loss of $26.5 million, and its balance of unrestricted cash, cash equivalents and short-term investments declined from $55.4 million at June 30, 2008 to $33.4 million at December 31, 2008. The Company expects these balances of cash, cash equivalents, and investments to continue to decline in future periods. These factors cast substantial uncertainty on the Company’s ability to continue as an ongoing enterprise for a reasonable period of time. The Company’s ability to continue as an ongoing enterprise is dependent on its improving operational cash flow and securing additional funding or consummating the proposed merger with Bookham, Inc. announced on January 27, 2009 (see Note 13). The Company’s management is pursuing opportunities to streamline development efforts, reduce inventory levels and simplify its operating structure, while maintaining customer satisfaction. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as an ongoing enterprise.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) prescribes a two-step process for impairment testing of goodwill and indefinite life of intangible assets. The first step screens for impairment, while the second step, measures the impairment, if any. SFAS 142 requires impairment testing based on reporting units.

The first step is a comparison of each reporting unit’s fair value to its carrying value. The Company estimates fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

As of December 31, 2008, the Company continued to evaluate goodwill due to indications of impairment including the current economic environment, its operating results, a sustained decline in its market capitalization, changes in management, and a decline in its forecasted revenue for the remainder of fiscal 2009. The Company operates in one

6 of 45

reporting unit. The Step 2 analysis concluded that there had been an impairment of the recorded goodwill. This conclusion is supported by the fair value implied by the proposed merger with Bookham, Inc. announced on January 27, 2009. As such, the Company has written off the book value of $9.4 million of goodwill as of December 31, 2008.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 was effective for the Company’s fiscal year beginning July 1, 2008. The adoption of Statement 157 did not have a material impact on the Company’s consolidated financial statements. Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets for similar assets or liabilities that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. At December 31, 2008, $4.6 million of the Company’s cash equivalents, $3.8 million of the restricted cash, and $19.6 million of the short-term investments are valued as Level 1 investments.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“Statement 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent changes in measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. This Statement 159 was effective for the Company’s fiscal year beginning July 1, 2008. The adoption of Statement 159 did not have a material impact on the Company’s consolidated financial statements.

Following the close of market on August 12, 2008, the Company effected a fifteen-for-one reverse stock split of its common stock. Accordingly, each fifteen shares of issued and outstanding Avanex common stock and equivalents as of the close of market on August 12, 2008 was converted into one share of common stock, and the reverse stock split was reflected in the trading price of Avanex’s common stock at the opening of market on August 13, 2008. Unless indicated otherwise, all share amounts and per share prices appearing in this Quarterly Report on Form 10-Q reflect the reverse stock split for all periods presented.

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

7 of 45

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

Fair Value—Fair value of the Company’s stock options granted to employees and directors for the three and six months ended December 31, 2008 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Option Plan Shares:
Expected term (in years)	4.50	6.25	4.50	6.25
Volatility	85.0%	76.0%	84.5%	75.5%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	1.41%	3.60%	1.50%	3.96%
Weighted-average fair value	$0.61	$16.08	$0.96	$16.67
ESPP Shares:
Expected term (in years)	1.00	1.00	1.00	1.00
Volatility	66.2%	62.0%	66.2%	62.0%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	2.21%	4.15%	2.21%	4.15%
Weighted-average fair value	$9.77	$14.18	$9.77	$14.18

Fair value of the Company’s restricted stock units granted to employees for the three and six months ended December 31, 2008 and 2007 was determined based on the Company’s stock price at the date of the grant.

Stock-Based Compensation Expense

Under SFAS 123 (R), the Company recorded $0.8 million and $1.8 million of stock compensation expense in its consolidated statements of operations for the three months ended December 31, 2008 and 2007, and $2.2 million and $3.6 million for the six months ended December 31, 2008 and 2007, respectively.

At December 31, 2008, the total stock-based compensation expense related to unvested stock grants to employees under the Company’s stock plans but not yet recognized was approximately $10.0 million, net of estimated forfeitures of $5.3 million. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

8 of 45

Stock Option Activity

The Company issues new shares of common stock upon exercise of stock options. Stock option activity for the six months ended December 31, 2008 is summarized below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands
Outstanding at July 1, 2008	909,126	$57.02	5.1	$269
Granted	450,937	$1.57
Exercised	—	$—
Forfeitures and cancellations	(378,596)	$50.17

Outstanding at December 31, 2008	981,467	$34.19	7.6	$68

Vested and expected to vest at December 31, 2008	780,804	$41.86	7.1	$42

Exercisable at December 31, 2008	420,533	$71.97	5.0	$—

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. During both the three and six months ended December 31, 2008, there were no options exercised under the Company’s stock option plans. During the three and six months ended December 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.1 and $0.3 million, respectively. Intrinsic value was determined as of the date of option exercise.

Restricted Stock Unit Activity

The Company issues new shares of common stock upon the vesting of restricted stock units. Restricted stock unit activity for the six months ended December 31, 2008 is summarized below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value, in thousands	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2008	235,260	$0.015	1.5	$3,877	$25.37
Awarded	603,782	$0.001			$10.49
Released	(253,154)	$0.001			$4.30
Forfeited	(94,956)	$0.015			$25.43

Outstanding at December 31, 2008	490,932	$0.001	1.2	$469	$15.18

Vested and expected to vest at December 31, 2008	428,874	$0.015	1.2	$409

Aggregate intrinsic value is calculated as the difference between the exercise price of the shares and the quoted price of the Company’s common stock. During the three months ended December 31, 2008 and 2007, the aggregate intrinsic value of restricted stock units vesting was $0.2 million and $1.6 million, respectively. During the six months ended December 31, 2008 and 2007, the aggregate intrinsic value of restricted stock units vesting was $1.1 million and $3.9 million, respectively. Intrinsic value was determined as of the date the restricted stock unit vested.

Employee Stock Purchase Plan (“ESPP”) Activity

During the three months ended December 31, 2008 and 2007, no shares were issued in connection with the Company’s ESPP, and accordingly the aggregate intrinsic value of options exercised under the Company’s ESPP was $0 for both periods. During the six months ended December 31, 2008 and 2007, 16,138 and 14,798 shares were issued at weighted-average purchase prices of $9.77 and $14.18 per share, respectively, in connection with the Company’s ESPP, and the aggregate intrinsic value of shares purchased under the Company’s ESPP was $28,000 and $152,000, respectively.

9 of 45

Officer and Director Share Purchase Plan (“ODPP”) Activity

The ODPP was adopted in April 2008. During the three months ended December 31, 2008, 12,054 shares were issued at a weighted-average purchase price of $1.40. During the six months ended December 31, 2008, 13,648 shares were issued at a weighted-average purchase price of $2.11.

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

The table below summarizes all of the Company’s investments with maturity dates of one year or less from the date of purchase, the amortized cost, fair value and gross unrealized gains and losses related to available-for-sale securities, aggregated by security type.

Cash, cash equivalents, and short-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008:
Cash	$9,293			$9,293
Cash Equivalents - Money Market Funds	4,604			4,604
Restricted cash - Certificates of Deposit and United States Government Agencies	3,803			3,803
Short-term Investments -
Commercial Paper	—			—
United States Government Agencies	19,467	$83	$—	19,550

Subtotal, short-term investments	19,467	83	—	19,550

Total cash, cash equivalents and short-term investments	$37,167	$83	$—	$37,250

June 30, 2008:
Cash	$10,106			$10,106
Cash Equivalents - Money Market Funds	4,733			4,733
Restricted cash - Certificates of Deposit and United States Government Agencies	3,776			3,776
Short-term Investments -
Commercial Paper	7,981	$1	$—	7,982
United States Government Agencies	32,653	2	(47)	32,608

Subtotal, short-term investments	40,634	3	(47)	40,590

Total cash, cash equivalents and short-term investments	$59,249	$3	$(47)	$59,205

10 of 45

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed on a standard basis, which approximates actual costs on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$8,192	$7,981
Work-in-process	105	360
Finished goods	11,231	7,638

	$19,528	$15,979

In the three months ended December 31, 2008 and 2007, the Company recorded charges to cost of revenue for the write-off of excess and obsolete inventory of $1.3 million and $2.4 million, respectively, and for the six months ended December 31, 2008 and 2007, the Company recorded charges to cost of revenue for the write-off of excess and obsolete inventory of $2.4 million and $3.8 million, respectively.

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

Changes in the Company’s accrued product warranty liability are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Balance at beginning of period	$476	$842	$626	$873
Accrual for sales during the period	73	47	181	208
Cost of warranty repair	(71)	(118)	(113)	(310)
Adjustment to prior sales (including expirations and changes in estimates)	(128)	—	(344)	—

Balance at end of period	$350	$771	$350	$771

4.	Restructuring

During the three months ended September 30, 2008, the Company implemented a workforce reduction of 47 employees to reduce costs, streamline operations, and improve its cost structure. In the second quarter of fiscal 2009, the Company closed its Melbourne, Florida facility and transferred the respective product lines, inventory, and fixed assets to either its France, China, or Thailand offices. The costs associated with this restructuring consisted of one-time termination benefits of approximately $2.1 million and facilities-related costs of approximately $0.3 million. The $2.1 million of one-time termination benefits includes $0.7 million of stock compensation charges due to accelerated vesting of restricted stock units.

11 of 45

A summary of the Company’s accrued restructuring expense and accrued restructuring liability is as follows (in thousands):

Three months ended December 31, 2008:

	Expense for Three Months Ended December 31, 2008	Balance September 30, 2008	Accrued	Paid	Recovered	Balance December 31, 2008
Workforce Reduction, fiscal 2009	$45	$1,613	$45	$(1,613)	$—	$45
Abandonment of excess facilities	112	7,456	114	(932)	(2)	6,636

Total Restructuring	$157	$9,069	$159	$(2,545)	$(2)	$6,681

Six months ended December 31, 2008:

	Expense for Six Months Ended December 31, 2008	Balance June 30, 2008	Accrued	Paid	Recovered	Balance December 31, 2008
Workforce Reduction, fiscal 2009	$2,148	$—	$2,148	$(2,103)	$—	$45
Abandonment of excess facilities	328	7,983	581	(1,675)	(253)	6,636

Total Restructuring	$2,476	$7,983	$2,729	$(3,778)	$(253)	$6,681

The liability related to abandoned facilities will be paid out through fiscal 2011, of which $3.0 million will be disbursed in the next 12 months.

5.	Acquisition of Essex

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

The transaction was accounted for as a purchase of assets in accordance with FASB Statement No. 141, “Business Combination”; therefore, the tangible assets acquired were recorded at fair value on the acquisition date. In allocating the purchase price based on estimated fair values, we recorded approximately $1.6 million and $0.5 million of tangible and intangible assets acquired, respectively. The tangible assets consist of $1.1 million of fixed assets, $0.3 million of inventory, and $0.2 million of prepaid rent, while the intangible assets consist of $0.3 million for technology and $0.2 million for a non-compete agreement. The allocation of the purchase price was based upon assessments by management of the fair value of the assets acquired. As part of the Company’s impairment assessment during the quarter ended December 31, 2008, the unamortized value of intangible assets of $0.2 million was written off.

6.	Income Taxes

As of December 31, 2008, the Company’s deferred tax assets are fully offset by a valuation allowance. FASB Statement No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes Avanex’s historical operating performance and reported cumulative net losses since inception, the Company provided a full valuation allowance against its net deferred tax assets. The Company reassesses the need for its valuation allowance on a quarterly basis. If it is later determined that a portion of the valuation allowance should be reversed it will be a benefit to the income tax provision.

12 of 45

The Company has tax benefits receivable of $1.2 million. Of the $1.2 million tax benefits receivable, the current tax benefits receivable is $0.5 million and the non-current tax benefits receivable is $0.7 million.

The Company recorded an income tax provision of $11,000 for the three months ended December 31, 2008. The Company had a tax benefit of $0.7 million for the six months ended December 31, 2008 which consists of a benefit of $1.1 million related to federal and foreign research tax credits, offset by $0.4 million related to state and foreign income taxes. Of the $0.4 million state and foreign income taxes, there was a one-time discrete provision of $0.2 million related to withholding taxes in the prior year. Of the $1.1 million federal and foreign tax benefits, there was a one-time discrete benefit of $0.8 million in foreign tax credits related to research conducted in the prior year. The Company’s tax provision for the three and six months ended December 31, 2007 was approximately $0.2 million and $0.5 million, respectively, consisting primarily of foreign income taxes.

7.	Net Income (Loss) per Share and Comprehensive Income (Loss)

The following table presents the calculation of basic and diluted net income (loss) per share, and comprehensive income (loss) (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(16,814)	$86	$(26,455)	$131

Shares used to compute basic net income (loss) per share	15,564	15,235	15,460	15,176
Potentially dilutive shares used to compute net income per share on a diluted basis	—	225	—	248

Shares used to compute diluted net income (loss) per share	15,564	15,460	15,460	15,424

Net income (loss) per share:
Basic	$(1.08)	$0.01	$(1.71)	$0.01

Diluted	$(1.08)	$0.01	$(1.71)	$0.01

Net income (loss)	$(16,814)	$86	$(26,455)	$131
Unrealized gain (loss) on investments	135	3	127	11
Amortization of net actuarial loss	(9)	(8)	(46)	(16)
Cumulative translation adjustment	69	66	(89)	155

Comprehensive income (loss)	$(16,619)	$147	$(26,463)	$281

At December 31, 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. At December 31, 2007, the Company had securities outstanding that had exercise prices above the average fair market value of common stock for the three months ended December 31, 2007 that were excluded from the computation of diluted net income (loss) per share as this effect was anti-dilutive. The anti-dilutive securities are as follows:

	Balance at December 31,
	2008	2007
Employee stock options	981,467	769,765
Warrants attached to 8% convertible notes	—	345,663
Warrants granted to landlord	4,000	4,000
Warrants attached to March 2006 equity securities offering	489,315	489,315
Warrants attached to March 2007 equity securities offering	179,917	179,917

	1,654,699	1,788,660

13 of 45

8.	Related Party Transactions

On July 31, 2003, Alcatel (now known as Alcatel-Lucent) was issued 28% of the Company’s common stock in connection with the acquisitions of certain businesses of Alcatel. On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock then held by Alcatel-Lucent. As of December 31, 2008, the Pirelli Group and Alcatel-Lucent owned 12% and zero percent, respectively, of the outstanding shares of Avanex common stock. The Company sells products to and purchases raw materials and components from the Pirelli Group and Alcatel-Lucent in the regular course of business.

Amounts sold to and purchased from related parties were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008*	2007*	2008*	2007*
Related party transactions
Sales to related parties	$77	$4,852	$138	$18,166
Purchases from related parties in cost of revenue	295	321	756	322

*	On October 29, 2007, the Pirelli Group acquired all the shares of the Company’s common stock held by Alcatel-Lucent. Thus, related party transactions for the three and six months ended December 31, 2008 are for the Pirelli Group, while the three and six months ended December 31, 2007 include Alcatel-Lucent from October 1, 2007 to October 29, 2007, and the Pirelli Group from October 30, 2007 to December 31, 2007.

Amounts due from and due to related parties (in thousands):

	December 31, 2008	June 30, 2008
Due from related parties	$123	$85
Due to related parties	75	110

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

Customers who represented 10% or more of the Company’s net revenue or accounts receivable were as follows:

	Percentage of Net Revenue				Percent of Accounts Receivable at
	Three Months Ended December 31,		Six Months Ended December 31,		Dec. 31,	June 30,
	2008	2007	2008	2007	2008	2008
Company A	33%	23%	34%	24%	26%	21%
Company B	12%	*	*	*	*	*
Company C	*	22%	*	19%	*	17%

	45%	45%	34%	43%	26%	38%

*	less than 10%

14 of 45

Revenues by geographical area were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
United States	$10,071	$19,620	$23,343	$37,138
Europe:
Italy	12,027	11,222	27,069	23,866
Other	3,287	5,140	7,014	9,283
Asia:
China	5,194	5,053	10,099	8,137
Other	4,574	6,971	9,322	16,378
Rest of world	2,848	4,001	6,428	11,914

Total	$38,001	$52,007	$83,275	$106,716

10.	Disposition

In April 2007, the Company sold ninety percent (90%) of the share capital and voting rights of its wholly owned subsidiary, Avanex France, which operated the Company’s semiconductor fabs and associated product lines located in Nozay, France to 3S Photonics. The sale resulted in a loss to the Company of approximately $3.2 million.

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

In July 2007, the Company and 3S Photonics entered into an Amendment Agreement to the Global Distributor Agreement whereby the Company distributed products manufactured by 3S Photonics. The Amendment Agreement provided that the Global Distributor Agreement between the Company and 3S Photonics terminated in April 2008. This Amendment was granted in exchange for a cash payment by 3S Photonics to Avanex. 3S Photonics agreed to provide Avanex with free product or cash under the Global Distributor Agreement in the amount of €415,806 per quarter for six quarters. As a result of the Global Distributor Agreement and legal settlement in June 2008, the Company reduced cost of goods sold for this product credit by approximately $3.7 million in fiscal 2008.

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

15 of 45

11.	Contingencies

From time to time, the Company is subject to various legal proceedings that arise from the normal course of business activities. In addition, from time to time, third parties assert patent or trademark infringement claims against the Company in the form of letters and other forms of communication. The Company does not believe that any of these legal proceedings or claims is likely to have a material adverse effect on its consolidated results of operations, financial condition, or cash flows. However, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company’s future results of operations, cash flows, or financial position in a particular period.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Avanex is not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could harm the Company’s business, financial condition, results of operations or cash flow in a particular period.

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

Merger Purported Class Action Lawsuit

On February 3, 2009, a purported class action complaint was filed against Avanex and its directors, Bookham, Inc., and Ultraviolet Acquisition Sub, Inc. in the Superior Court of California, Alameda County by two individuals who purport to be shareholders of Avanex. Plaintiffs purport to bring this action on behalf of all shareholders of Avanex. The complaint alleges that the defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the contemplated merger of Avanex and Bookham. The complaint also alleges that Avanex, Bookham, and Ultraviolet Acquisition Sub aided and abetted the individual defendants’ alleged breach of fiduciary duties. Plaintiffs seek to permanently enjoin the merger with Bookham, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. Avanex and the individual defendants intend to defend against the complaint vigorously. If the Company failed to prevail in these legal matters or if these matters were resolved against the Company, the operating results of a particular reporting period could be materially adversely affected or the merger with Bookham could be halted.

12.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company will implement the new standard effective in fiscal 2010.

16 of 45

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, the Company has written off the remaining book value of $9.6 million of goodwill and intangible assets in the three months ended December 31, 2008.

13.	Subsequent Event

On January 27, 2009, the Company announced that it had reached a definitive agreement to merge with Bookham, Inc. in an all-stock transaction, in which Avanex stockholders will receive 5.426 shares of Bookham common stock for every share of Avanex common stock and will own approximately 46.75% of the combined company following the closing of the merger. At the closing, each outstanding option to purchase Avanex common stock will be converted into an option to purchase 5.426 shares of Bookham common stock, each outstanding Restricted Stock Unit (RSU) payable for Avanex common stock will be converted into an RSU payable for 5.426 shares of Bookham common stock, and certain outstanding warrants to purchase Avanex common stock will be converted into warrants to purchase 5.426 Bookham common stock.

The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The merger is subject to customary closing conditions including shareholder approval by both companies. Both companies will continue to operate their businesses independently until the close of the merger. The merger is expected to be completed within three to six months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our liquidity, anticipated cost of revenue, operating expenses, gross margins, anticipated savings from our restructuring and cost reduction plans, and statements regarding our expectations, beliefs, anticipations, commitments, intentions and strategies regarding the future. In some cases forward-looking statements can be identified by terms such as “may,” “could,” “would,” “might,” “will,” “should,” “expect,” “plan,” “intend,” “ forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. Actual results could differ from those projected in any forward-looking statements, which are made as of the date of this Form 10-Q, including but not limited to those presented under “Risk Factors” in Item 1A of Part II and elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes for the year ended June 30, 2008, included in our Annual Report on Form 10-K filed with the SEC on September 5, 2008.

Recent Development

On January 27, 2009, we announced that we had reached a definitive agreement to merge with Bookham, Inc. in an all-stock transaction, in which Avanex stockholders will receive 5.426 shares of Bookham common stock for every share of Avanex common stock and will own approximately 46.75% of the combined company following the closing of the merger. At the closing, each outstanding option to purchase Avanex common stock will be converted into an option to

17 of 45

purchase 5.426 shares of Bookham common stock, each outstanding Restricted Stock Unit (RSU) payable for Avanex common stock will be converted into an RSU payable for 5.426 shares of Bookham common stock, and certain outstanding warrants to purchase Avanex common stock will be converted into warrants to purchase 5.426 shares of Bookham common stock.

The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The merger is subject to customary closing conditions including shareholder approval by both companies. Both companies will continue to operate their businesses independently until the close of the merger. The merger is expected to be completed within three to six months.

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

In fiscal 2004, we assumed restructuring liabilities with fair values of $64.1 million at the date of acquisition of the optical components businesses of Alcatel-Lucent and Corning, which were included in the purchase price. Subsequent to these acquisitions, we have continued to restructure our organization, primarily through the downsizing of our workforce and the abandonment of excess facilities. As of December 31, 2008, our accrued restructuring liability balance was $6.7 million, consisting primarily of excess facilities costs payable through fiscal 2011.

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

To date, a substantial proportion of our sales have been concentrated with a limited number of customers. Two customers accounted for 33% and 12% of our net revenue, respectively, for the three months ended December 31, 2008. Two customers accounted for 23% and 22% of our net revenue, respectively, for the three months ended December 31, 2007. We expect that a substantial portion of our sales will remain concentrated with a limited number of customers, as indicated by the increase in customer concentration.

18 of 45

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

We write off the cost of inventory that we specifically identify and consider obsolete or in excess of future sales estimates. We define obsolete inventory as products that we no longer market, for which there is no demand, or inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to us. The combined cost of write-offs of excess and obsolete inventory and losses from purchase commitments was $2.3 million and $1.8 million in the three months ended December 31, 2008 and 2007, respectively, and $3.9 million and $3.1 million in the six months ended December 31, 2008 and 2007, respectively.

Gross Profit. Gross profit represents revenue less cost of revenue. During the three months ended December 31, 2008, gross margin decreased to 15% of revenue, which was a decrease in gross margin of 16 percentage points over our gross margin of 31% in the three months ended December 31, 2007. During the six months ended December 31, 2008, gross margin decreased to 16% of revenue, which was a decrease in gross margin of 13 percentage points over our gross margin of 29% in the six months ended December 31, 2007. The decline in gross margin percentage was primarily due to a decrease in revenue, an increase in the write off of excess and obsolete inventory, and a mix shift to products with lower gross margins.

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

Impairment of Goodwill and Intangibles. Impairment charges consist of the write off of goodwill and intangible assets. Goodwill is assessed for impairment at least annually, or if there are indications of impairment.

Interest and Other Income (Expense), Net. Interest and other income consist primarily of interest earned from the investment of our cash and cash equivalents, short-term investments, and foreign currency exchange rate loss. Interest and other expense consist primarily of interest expense associated with borrowings under our capital lease obligations.

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

19 of 45

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

Liquidity. During the six months ended December 31, 2008, we incurred a net loss of $26.5 million, and our balance of unrestricted cash, cash equivalents and short-term investments declined from $55.4 million at June 30, 2008 to $33.4 million at December 31, 2008. We expect these balances of cash, cash equivalents, and investments to continue to decline in future periods.These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise is dependent on our improving operational cash flow and securing additional funding or consummating the proposed merger with Bookham Inc announced on January 27, 2009. We are pursuing opportunities to streamline development efforts, reduce inventory levels and simplify our operating structure, while maintaining customer satisfaction. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as an ongoing enterprise.

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

Allowance for Doubtful Accounts. In the last three years, our uncollectible accounts experience has been almost zero. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such an allowance may be magnified due to the concentration of our sales to a limited number of customers. At December 31, 2008, we determined that an allowance of $0.2 million was required due to a customer filing for bankruptcy protection in January 2009.

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

In estimating excess inventory, we use a twelve-month demand forecast. We assess inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis including, but not limited to forecasted sales levels by product, expected product life cycle, product development plans, and future demand requirements. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

20 of 45

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

The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

As of December 31, 2008, we continued to evaluate goodwill due to indications of impairment including the current economic environment, our operating results, a sustained decline in our market capitalization, changes in management, and a decline in the forecasted revenue for the remainder of fiscal 2009. We operate in one reporting unit. The Step 2 analysis concluded that there had been an impairment of the recorded goodwill. This conclusion is supported by the fair value implied by the proposed merger with Bookham, Inc. announced on January 27, 2009. As such, we have written off the book value of $9.4 million of goodwill as of December 31, 2008.

Impairment of Long-lived Assets. We evaluate the recoverability of long-lived assets in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144)”. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. As of December 31, 2008, we performed a SFAS 144 analysis and concluded that the intangible assets are impaired. We wrote off the remaining book value of $0.2 million as of December 31, 2008.

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

21 of 45

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

22 of 45

Results of Operations

The following table sets forth, for the periods indicated, our Condensed Consolidated Statements of Operations, expressed as amounts in thousands and as percentages of net revenue.

	Three Months Ended December 31,				Six Months Ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	Amounts		% of Net Rev.		Amounts		% of Net Rev.
Net revenue	$38,001	$52,007	100%	100%	$83,275	$106,716	100%	100%
Cost of revenue	32,159	35,888	85%	69%	69,660	75,405	84%	71%
Gross profit	5,842	16,119	15%	31%	13,615	31,311	16%	29%
Operating expenses:
Research and development	6,037	7,604	16%	15%	12,722	14,378	15%	13%
Sales and marketing	2,827	4,202	8%	8%	6,879	8,117	8%	7%
General and administrative	3,777	4,980	10%	9%	8,665	9,455	10%	9%
Amortization of intangibles	53	101	0%	0%	107	660	0%	1%
Restructuring	157	2	0%	0%	2,476	(333)	3%	0%
Impairment of goodwill and intangibles	9,615	—	25%	0%	9,615	—	12%	0%

Total operating expenses	22,466	16,889	59%	32%	40,464	32,277	48%	30%

Loss from operations	(16,624)	(770)	-44%	-1%	(26,849)	(966)	-32%	-1%
Interest and other income (expense), net	(179)	1,083	0%	2%	(351)	1,598	-1%	2%

Income (loss) before income taxes	(16,803)	313	-44%	1%	(27,200)	632	-33%	1%
Income tax benefit (provision)	(11)	(227)	0%	-1%	745	(501)	1%	-1%

Net income (loss)	$(16,814)	$86	-44%	0%	$(26,455)	$131	-32%	0%

Net Revenue

Net revenue for the three months ended December 31, 2008 was $38.0 million, which represents a decrease of $14.0 million, or 27%, from net revenue of $52.0 million for the three months ended December 31, 2007. Net revenue for the six months ended December 31, 2008 was $83.3 million, which represents a decrease of $23.4 million, or 22%, from net revenue of $106.7 million for the six months ended December 31, 2007. The decrease in net revenue for both the three and six month periods ended December 31, 2008 was primarily attributable to the current recessionary macro economic environment, as well as a decrease in revenue due to the termination of the Global Distributor Agreement with 3S Photonics, consisting of $3.2 million and $10.1 million for the three and six months ended December 31, 2007, respectively. In addition, revenue for the three and six months ended December 31, 2008 excludes $0.4 million for products shipped to a customer now in bankruptcy.

To date, a substantial portion of our sales has been concentrated with a limited number of customers. For the three and six months ended December 31, 2008 and 2007, sales to customers that each comprised 10% or more of net revenue were as follows:

	Percentage of Net Revenue
	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Company A	33%	23%	34%	24%
Company B	12%	*	*	*
Company C	*	22%	*	19%

	45%	45%	34%	43%

*	less than 10%

While we have substantially diversified our customer base, we expect that a substantial portion of our sales will remain concentrated with a limited number of customers. Sales to our major customers vary significantly from period to period, and we do not have the ability to predict future sales to these customers.

Net revenue from customers outside the United States accounted for $27.9 million and $32.4 million of total net revenue, or 73% and 62%, for the three months ended December 31, 2008 and 2007, respectively, and accounted for $59.9 million and $69.6 million of total net revenue, or 72% or 65%, for the six months ended December 31, 2008 and 2007, respectively. The current recessionary macro economic environment impacted our U.S. customers more than our international customers.

23 of 45

Cost of Revenue and Gross Margin

Cost of revenue for the three months ended December 31, 2008 was $32.2 million, compared to $35.9 million for the three months ended December 31, 2007, a decrease of $3.7 million. Cost of revenue for the six months ended December 31, 2008 was $69.7 million, compared to $75.4 million for the six months ended December 31, 2007, a decrease of $5.7 million. This decrease was primarily due to a decrease in revenue, partially offset by an increase in excess and obsolete inventory. In addition, cost of revenue for the three and six months ended December 31, 2008 includes $0.3 million for products shipped to a customer now in bankruptcy, but for which we recognized no revenue.

The combined cost of write-offs of excess and obsolete inventory and losses from purchase commitments was $2.3 million and $1.8 million for the three months ended December 31, 2008 and 2007, respectively, and $3.9 million and $3.1 million for the six months ended December 31, 2008 and 2007, respectively. This write-off was primarily due to lower demand for certain products and lower expected usage of previously purchased inventory. For the three months ended December 31, 2008 and 2007, we sold inventory previously written-off with original costs totaling $0.3 million and $0.9 million, respectively, and for the six months ended December 31, 2008 and 2007, we sold inventory previously written-off with original costs totaling $0.5 million and $1.2 million, respectively, due to unforeseen demand for such inventory. As a result, cost of revenue associated with the sale of this inventory was zero. There can be no assurance that there will not be additional excess and obsolete inventory write-offs in the future.

Cost of revenue as a percentage of net revenue increased from both the three and six months ended December 31, 2007 to the three and six months ended December 31, 2008 due to an increase in manufacturing overhead and direct manufacturing costs as a percentage of net revenue, combined with higher write-offs of excess and obsolete inventory. Consequently, our gross margin percentage decreased from 31% for the three months ended December 31, 2007 to 15% for the three months ended December 31, 2008, and from 29% for the six months ended December 31, 2007 to 16% for the six months ended December 31, 2008. The decline in gross margin percentage was primarily due to a decrease in revenue, an increase in excess and obsolete inventory, and a mix shift to products with lower gross margins.

Our gross margins are and will be primarily affected by changes in mix of products sold, manufacturing volume, changes in sales prices, product demand, inventory write-downs, sales of previously written-off inventory, warranty costs, and product yields. We expect cost of revenue, as a percentage of net revenue, to fluctuate from period to period. We expect gross margin in fiscal 2009 to decline as compared to fiscal 2008 due to the expected decrease in revenue.

Research and Development

Research and development expenses decreased by $1.6 million to $6.0 million for the three months ended December 31, 2008 from $7.6 million for the three months ended December 31, 2007. As a percentage of net revenue, research and development expenses increased to 16% for the three months ended December 31, 2008 from 15% for the three months ended December 31, 2007 due to the decrease in revenue. In the three months ended December 31, 2008, the decrease in research and development expenses was primarily due to decreased personnel costs of $1.2 million due to lower headcount (largely due to the closure of our Melbourne, Florida facility), as well as lower consulting expenses of $0.2 million. For the six months ended December 31, 2008, research and development expenses decreased by $1.7 million to $12.7 million from $14.4 million in the six months ended December 31, 2007. As a percentage of net revenue, research and development expenses increased to 15% from 13% for the same period last year. In the six months ended December 31, 2008, the decrease in research and development expenses was primarily due to decreased personnel costs of $1.1 million due to lower headcount, decreased prototype spending of $0.3 million, and decreased consulting expenses of $0.2 million. We expect our research and development expenses to decrease in absolute dollars in fiscal 2009 as compared to fiscal 2008. Despite our continued efforts to reduce expenses, there can be no assurance that our research and development expenses will not increase in the future.

Sales and Marketing

For the three months ended December 31, 2008, sales and marketing expenses decreased by $1.4 million to $2.8 million from $4.2 million for the three months ended December 31, 2007. As a percentage of net revenue, sales and marketing expenses remained level at 8% for the three months ended December 31, 2008 and 2007. For the six months ended December 31, 2008, sales and marketing expenses decreased by $1.2 million to $6.9 million from $8.1 million for the six months ended December 31, 2007. As a percentage of net revenue, sales and marketing expenses increased to 8% for the six months ended December 31, 2008 from 7% for the six months ended December 31, 2007 due to the decrease in

24 of 45

revenue. In the three and six months ended December 31, 2008, the decrease in sales and marketing expenses was primarily due to decreased personnel costs due to lower headcount. We expect our sales and marketing expenses to decrease in absolute dollars in fiscal 2009 as compared to fiscal 2008. Despite our continued efforts to reduce expenses, there can be no assurance that our sales and marketing expenses will not increase in the future.

General and Administrative

General and administrative expenses were $3.8 million for the three months ended December 31, 2008, a decrease of $1.2 million from expenses of $5.0 million for the three months ended December 31, 2007. In the three months ended December 31, 2008, the decrease in general and administrative expenses was primarily driven by decreased personnel costs of $1.1 million due to lower headcount, and decreased outside services and consulting expenses of $0.3 million, offset by bad debt expense of $0.2 million. For the six months ended December 31, 2008, general and administrative expenses decreased by $0.8 million to $8.7 million from $9.5 million for the six months ended December 31, 2007. In the six months ended December 31, 2008, the decrease in general and administrative expenses was primarily due to decreased personnel costs due to lower headcount. As a percentage of net revenue, general and administrative expenses increased to 10% in both the three and six months ended December 31, 2008 from 9% in the same periods the prior year due to the decrease in revenue. We expect our general and administrative expenses to decrease in absolute dollars in fiscal 2009 as compared to fiscal 2008. Despite our continued efforts to reduce expenses, there can be no assurance that our general and administrative expenses will not increase in the future.

Amortization of Intangible Assets

Amortization of intangible assets remained level at $0.1 million for the three months ended December 31, 2008 and 2007, and was $0.1 million and $0.7 million, for the six months ended December 31, 2008 and 2007, respectively. While a significant portion of our intangible assets became fully amortized in fiscal 2008, we wrote-off the remaining balance as of December 31, 2008.

Restructuring

Over the past several years, we have implemented various restructuring programs to realign resources in response to the changes in our industry and customer demand, as well as integration of acquired businesses, and we continue to assess our current and future operating requirements accordingly.

For the three months ended December 31, 2008 and 2007, restructuring expenses were $0.2 million and $0, respectively, and for the six months ended December 31, 2008 and 2007, restructuring expenses were $2.5 million and ($0.3) million. The recovery in restructuring expense in the first quarter of fiscal 2008 was due to our ability to sublease excess facilities at our Fremont site.

In the three months ended September 30, 2008, we implemented a workforce reduction of 47 employees to reduce costs, streamline operations, and improve our cost structure. In the second quarter of fiscal 2009, we closed our Melbourne, Florida facility and transferred the respective product lines, inventory, and fixed assets to either our France, China, or Thailand offices. The costs associated with this restructuring consist of one-time termination benefits of approximately $2.1 million and facilities-related costs of approximately $0.3 million. The $2.1 million of one-time termination benefits includes $0.7 million of stock compensation charges due to accelerated vesting of restricted stock units.

Impairment of Goodwill and Intangibles

As of December 31, 2008, we continued to evaluate goodwill due to indications of impairment including the current economic environment, our operating results, a sustained decline in our market capitalization, changes in management, and a decline in our forecasted revenue for the remainder of fiscal 2009. We operate in one reporting unit. The Step 2 analysis concluded that there had been an impairment of the recorded goodwill. This conclusion is supported by the fair value implied by the proposed merger with Bookham, Inc. announced on January 27, 2009. As such, we wrote off the book value of $9.4 million of goodwill and $0.2 million of intangible assets as of December 31, 2008.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $1.3 million to ($0.2) million in the three months ended December 31, 2008 from $1.1 million in the three months ended December 31, 2007. For the six months ended December 31, 2008, interest and other income (expense), net decreased by $2.0 million to ($0.4) million from $1.6 million in the same period last year. These decreases were primarily due to higher foreign exchange losses.

25 of 45

Provision for Income Taxes

We recorded an income tax provision of $11,000 for the three months ended December 31, 2008. We had a tax benefit of $0.7 million for the six months ended December 31, 2008. The six month provision consists of $0.4 million related to state and foreign income taxes, and a benefit of $1.1 million related to federal and foreign research tax credits. Of the $0.4 million state and foreign income taxes, there was a one-time discrete provision of $0.2 million related to withholding taxes in the prior year. Of the $1.1 million federal and foreign tax benefits, there was a one-time discrete benefit of $0.8 million in foreign tax credits related to research conducted in the prior year. Our tax provision for the three and six months ended December 31, 2007 was approximately $0.2 million and $0.5 million, respectively, consisting primarily of foreign income taxes. We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

As of December 31, 2008, Avanex had cash and cash equivalents of $13.9 million and short-term investments of $19.5 million for an aggregate of $33.4 million, excluding restricted cash of $3.8 million.

Net cash used by operating activities of $19.0 million for the six months ended December 31, 2008 was due primarily to a net loss of $26.5 million, partially offset by $17.7 million of non-cash charges (consisting primarily of the impairment to goodwill and intangibles assets of $9.6 million). Changes in operating assets and liabilities during the six months ended December 31, 2008 used $10.2 million of cash.

Net cash provided by investing activities during the six months ended December 31, 2008 was $17.9 million, which was primarily due to net maturities of short-term investments of $21.2 million, partially offset by capital expenditures of $3.3 million due to the expansion of our contract manufacturing capabilities in Thailand.

Net cash provided by financing activities was $0.1 million during the six months ended December 31, 2008, which was the result of proceeds generated through the sale of common stock through the Employee Stock Purchase Plan.

Our contractual obligations and commercial commitments have not materially changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on September 5, 2008. As of December 31, 2008, we do not have any off-balance sheet arrangements.

During the six months ended December 31, 2008, we incurred a net loss of $26.5 million, and our balance of unrestricted cash, cash equivalents and short-term investments declined from $55.4 million at June 30, 2008 to $33.4 million at December 31, 2008. We expect these balances of cash, cash equivalents, and investments to continue to decline in future periods. These factors cast substantial uncertainty on our ability to continue as an ongoing enterprise for a reasonable period of time. Our ability to continue as an ongoing enterprise is dependent on our improving operational cash flow and securing additional funding or consummating the proposed merger with Bookham, Inc. announced on January 27, 2009. The Company’s management is pursuing opportunities to streamline development efforts, reduce inventory levels and simplify its operating structure, while maintaining customer satisfaction. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as an ongoing enterprise.

26 of 45

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2010.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, the Company has written off the remaining book value of $9.6 million of goodwill and intangible assets in the three months ended December 31, 2008.

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

We place our investments with high quality credit issuers in short-term securities, and maturities can range from overnight to 36 months. The average maturity of the portfolio does not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not have any derivative financial instruments. We believe our interest rate risk is immaterial.

The following table summarizes average interest rate and fair market value of the short-term securities and restricted cash and investments held by Avanex (in thousands), which were classified as available-for-sale at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Amortized cost	$27,706	$48,969
Fair market value	$27,957	$49,099
Average interest rate	2.52%	4.09%

Exchange Rate Risk

Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

27 of 45

We have operations in the United States, China, Thailand, France, and Italy. Accordingly, we have sales and expenses that are denominated in currencies other than the U.S. dollar. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at December 31, 2008 would have led to an additional profit of approximately $2.8 million (dollar weakening), or an additional loss of approximately $2.8 million (dollar strengthening) on our net cash position in outstanding assets and liabilities. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the variability of currency exposure and the potential volatility of currency exchange rates. It has not been our practice to engage in the hedging of foreign currency transactions to mitigate for foreign currency risk, and currently, we do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness discussed below.

As discussed in more detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2008, as of June 30, 2008, our management concluded that controls over the review of journal entries for inventory and taxes related to certain foreign subsidiaries were inadequately designed, resulting in a material weakness in internal control over financial reporting. During the six month period ended December 31, 2008, we began remediating the material weakness described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2008. However, as of December 31, 2008, we have not completed the remediation of the material weakness.

Changes in internal controls over financial reporting

During the six months ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

28 of 45

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Avanex, was submitted to the Court for approval. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The case involving Avanex is not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur, and litigation against Avanex continues, Avanex believes it has meritorious defenses and intends to defend the action vigorously. Nevertheless, an unfavorable result in litigation may result in substantial costs and may divert management’s attention and resources, which could harm our business, financial condition, results of operations or cash flow in a particular period.

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

Merger Purported Class Action Lawsuit

On February 3, 2009, a purported class action complaint was filed against Avanex and its directors, Bookham, Inc., and Ultraviolet Acquisition Sub, Inc. in the Superior Court of California, Alameda County by two individuals who purport to be shareholders of Avanex. Plaintiffs purport to bring this action on behalf of all shareholders of Avanex. The complaint alleges that the defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the contemplated merger of Avanex and Bookham. The complaint also alleges that Avanex, Bookham, and Ultraviolet Acquisition Sub aided and abetted the individual defendants’ alleged breach of fiduciary duties. Plaintiffs seek to permanently enjoin the merger with Bookham, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. Avanex and the individual defendants intend to defend against the complaint vigorously. If the Company failed to prevail in these legal matters or if these matters were resolved against the Company, the operating results of a particular reporting period could be materially adversely affected or the merger with Bookham could be halted.

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

I. Risks Relating to the Potential Merger with Bookham, Inc.

Failure to complete, or delays in completing, the merger with Bookham, Inc. announced on January 27, 2009 could materially and adversely affect our results of operations and our stock price.

On January 27, 2009, we entered into a merger agreement with Bookham, Inc. Consummation of the merger is subject to customary closing conditions. We cannot assure you that we will be successfully able to consummate the merger as currently contemplated under the merger agreement or at all. Risks related to the proposed merger include, but are not limited to, the following:

•	We may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the financial and proprietary resources of Avanex and Bookham, Inc.;

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	Under some circumstances, we may have to pay a termination fee to Bookham, Inc. in the amount of $1.64 million;

29 of 45

•	The attention of our management and our employees may be diverted from day-to-day operations;

•	The customer sales process (including design wins) may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;

•

Our customers and suppliers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger;

•	Our ability to retain our existing employees may be harmed by uncertainties associated with the merger; and

•	Our ability to attract new employees may be harmed by uncertainties associated with the merger.

•	The new members of the board of directors and management team of the combined entity, which have had limited exposure to each other, may not be able to work together effectively.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price.

Since the merger agreement contemplates a fixed exchange ratio, changes in the market price of Bookham, Inc. common stock could adversely affect the value of Bookham, Inc. common stock to be received by our stockholders in the merger.

Under the merger agreement, each outstanding share of our common stock will be converted into the right to receive 5.426 shares of Bookham, Inc. common stock. Because the merger agreement contemplates a fixed exchange ratio, changes in the stock price of Bookham, Inc. common stock in the period leading up to the time the merger is consummated could adversely affect the value of our common stock or the value of the Bookham, Inc. common stock to be received by our stockholders upon consummation of the merger.

A purported class action lawsuit has been filed against Avanex and its directors challenging the merger, and an unfavorable judgment or ruling in this lawsuit could prevent or delay the consummation of the merger, result in substantial costs or both.

On February 3, 2009, a purported class action complaint was filed against Avanex and its directors, Bookham, Inc., and Ultraviolet Acquisition Sub, Inc. in the Superior Court of California, Alameda County by two individuals who purport to be shareholders of Avanex. Plaintiffs purport to bring this action on behalf of all shareholders of Avanex. The complaint alleges that the defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the contemplated merger of Avanex and Bookham. The complaint also alleges that Avanex, Bookham, and Ultraviolet Acquisition Sub aided and abetted the individual defendants’ alleged breach of fiduciary duties. Plaintiffs seek to permanently enjoin the merger with Bookham, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses.

Avanex has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and Avanex’s bylaws and certificate of incorporation. Such obligations may apply to the lawsuit. Avanex’s management believes that the allegations are without merit and intends to vigorously contest the action. However, there can be no assurance that the defendants will be successful in their defense. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the merger, result in substantial costs to Avanex or both.

II. Financial and Revenue Risks.

We have had a history of negative cash flows and losses, which could continue if we do not to increase our revenue and/or further reduce our costs.

Prior to fiscal 2008, we experienced operating losses in each quarterly and annual period since our inception in 1997. As of December 31, 2008, we had an accumulated deficit of $726.8 million. For the six months ended December 31, 2008 and for each of our prior fiscal years except for fiscal 2008, we had negative operating cash flow, and we expect to incur negative operating cash flow in future periods. For the six months ended December 31, 2008, our net loss was $26.5 million which included an impairment charge of $9.6 million for goodwill and intangible assets. There can be no assurance that our business will be profitable in the future or that additional losses and negative cash flows from operations will not be incurred, which could have a material adverse affect on our financial condition. These factors may impair our ability to continue as a going concern.

Due to insufficient cash generated from operations in the past, we funded our operations primarily through the sale of equity securities, debt securities, bank borrowings, equipment lease financings, acquisitions and other capital raising transactions. Although we implemented cost reduction programs during the past several years, we continue to have significant fixed expenses, and we expect to continue to incur considerable manufacturing, sales and marketing, product development and administrative expenses. If we fail to generate higher revenues and increase our gross margins while containing our costs and operating expenses, our financial position will be harmed significantly. Our revenues may not grow in the future, and we may never generate sufficient revenues to achieve profitability again. This may impair our ability to continue as a going concern.

Our future profitability depends on our ability to maintain or improve gross margin and control operating expenses. If we do not maintain or improve gross margin and control operating expenses, our financial condition and results of operations will be adversely impacted.

During the six months ended December 31, 2008, our gross margin percentage was 16%. During the fiscal years ended June 30, 2008 and 2007, our gross margin percentage was 31% and 18%, respectively. Despite our continued efforts to improve our gross margin, there can be no assurance that our gross margin will improve or be maintained in the future.

30 of 45

We wrote off excess and obsolete inventory of $3.9 million during the six months ended December 31, 2008 due to lower demand for certain products and lower expected usage of previously purchased inventory. During the fiscal years ended June 30, 2008 and 2007, we wrote off $4.7 million and $12.9 million. Despite our continued efforts to manage our inventory, there can be no assurance that the write-offs of excess and obsolete inventory will decline in the future.

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

Our revenues and operating results have fluctuated significantly from quarter-to-quarter in the past, and may continue to fluctuate significantly in the future. Factors that are likely to cause these fluctuations, some of which are outside of our control, include without limitation, the factors described elsewhere in this Item 1A and the following:

•

the current recessionary macro economic environment, as well as the current economic environment and other developments in the telecommunications industry, including severe business setbacks, such as bankruptcy, of customers or potential customers;

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

31 of 45

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

•	the loss of, or significant reduction in, purchases by our customers, including as a result of industry consolidation, mergers or divestitures involving our customers;

•	the unpredictability of customer demand and difficulties in meeting such demand;

•	revisions to our estimated reserves and allowances, as well as other accounting provisions or charges;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party; and

•	customer perception of our financial condition and resulting effects on our orders and revenue.

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

32 of 45

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

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our initial public offering in February 2000, and is likely to remain volatile in the future. For example, since the beginning of fiscal 2007 through January 30, 2009, our common stock has closed as low as $0.75 and as high as $34.20 per share. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

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

33 of 45

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

On October 29, 2007, the Pirelli Group acquired all the shares of our common stock previously held by Alcatel-Lucent. As of January 30, 2009, the Pirelli Group owned shares of our common stock representing approximately 12% of the outstanding shares of our common stock. If the Pirelli Group or our other large stockholders sell substantial amounts of our common stock in the public market, it could cause the market price of our common stock to fall, and could make it more difficult for us to raise capital through public offerings or other sales of our capital stock.

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

Our balance of unrestricted cash, cash equivalents, and short-term investments decreased from $55.4 million at June 30, 2008 to $33.4 million at December 31, 2008. We expect that these balances will decline further in future quarters. Except for fiscal 2008, we have not been profitable, and there can be no assurance that our business will be profitable in the future. A failure to be profitable would have an adverse affect on our financial condition. If we do not consummate the proposed merger with Bookham, Inc. announced on January 27, 2009 or a transaction with another third party, we will need to secure additional funding, and it may be difficult for us to raise additional capital. If adequate capital is not available to us as required, or is not available on favorable terms, our business, operating results and financial condition would be adversely affected.

III. Market and Competitive Risks.

Market conditions in the telecommunications industry may significantly harm our financial position.

Worldwide economic conditions generally, and market conditions in the telecommunications industry specifically, may significantly harm our financial position. We sell our products primarily to a few large customers in the telecommunications industry. Two customers accounted for an aggregate of 33% and 12% of our net revenue, respectively, for the three months ended December 31, 2008. Two customers accounted for an aggregate of 25% and 21% of our net revenue, respectively, for the fiscal year ended June 30, 2008. We expect that the majority of our revenues will continue to depend on sales of our products to a small number of customers. If current customers do not continue to place significant orders, or if they cancel or delay current orders, we may not be able to replace those orders. In addition, industry consolidation, mergers or divestitures involving our existing customers, bankruptcies involving existing customers, as well as any negative developments in the business of existing customers could result in significantly decreased sales to these customers, which could seriously harm our business, operating results and financial condition. We have experienced, and in the future we may experience, losses as a result of the inability to collect accounts receivable, as well as the loss of ongoing business from customers experiencing financial difficulties. For example, one of our customers, Nortel, filed for bankruptcy protection on January 14, 2009. If our customers fail to meet their payment obligations, we could experience reduced cash flows and losses in excess of amounts reserved. Because of our reliance on a limited number of customers, any decrease in revenues from, or loss of, one or more of these customers without a corresponding increase in revenues from other customers would harm our business, operating results and financial condition.

34 of 45

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

We believe that our principal competitors in the optical systems and components industry include Bookham, Inc., EMCORE Corporation, Finisar Corporation, JDS Uniphase Corporation, Oplink Communications, Inc., and Opnext Inc. We may also face competition from companies that expand into our industry in the future.

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

35 of 45

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

IV. Acquisition and Divestiture Risks.

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

36 of 45

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

V. Operations and Research and Development Risks.

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

37 of 45

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

38 of 45

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

We use a rolling twelve-month demand forecast based on anticipated and historical product orders to determine our component and material requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially given the current uncertain conditions in the telecommunications industry. Order cancellations and lower order volumes by our customers have in the past created excess inventories. For example, inventory write-offs are primarily the result of our inability to anticipate decreases in demand for certain of our products and variations in product mix ordered by our customers. For the three months ended December 31, 2008 and 2007, the combined cost of write-offs was $2.3 million and $1.8 million, respectively, for excess and obsolete inventory and losses from purchases commitments. For the fiscal years ended June 30, 2008 and June 30, 2007, we recorded write-offs of $4.7 million and $12.9 million, respectively, for excess and obsolete inventory. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional excess and obsolete inventory write-downs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our business, results of operations, and financial condition.

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

39 of 45

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

40 of 45

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

41 of 45

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

VI. Intellectual Property and Litigation Risks.

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

42 of 45

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

VII. Other Risks.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

43 of 45

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of our Stockholders was held on November 13, 2008. All matters voted on were approved. The results are as follows:

PROPOSAL I

The following individuals were elected to the Board of Directors to serve a three-year term as Class III directors:

	For	Authority Withheld
Joel A. Smith	10,868,291	2,594,582
Susan Wang	11,497,115	1,965,758

In addition, the terms of office of the following directors continued after the meeting: Vinton Cerf, Greg Dougherty, Paul Smith and Dennis Wolf.

PROPOSAL II

The proposal to ratify the appointment of Deloitte & Touche LLP as Avanex’s independent registered public accounting firm for the fiscal year ending June 30, 2009:

For	Against	Abstained	Non Votes
13,175,279	244,150	43,444	0

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated January 27, 2009, by and among Bookham, Inc., Ultraviolet Acquisition Sub, Inc. and Avanex Corporation (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 28, 2009).

4.1	Fifth Amendment to the Preferred Stock Rights Agreement, dated as of January 27, 2009 between Avanex Corporation and Computershare Trust Company, N.A., formerly known as EquiServe Trust Company, N.A. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 28, 2009).

10.1	Form of Change in Control Agreement (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 25, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

44 of 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANEX CORPORATION (Registrant)

By:	/s/ MARK WEINSWIG
Mark Weinswig
Vice President, Finance and Treasurer and Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:	February 6, 2009

45 of 45